Form 10-Q
period 2014-06-30
CareDx, Inc.
filed 2014-08-28
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36536

CareDx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3316839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3260 Bayshore Boulevard

Brisbane, California 94005

(Address of principal executive offices)

(415) 287-2300

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 11,792,746 shares of the registrant’s Common Stock issued and outstanding as of August 26, 2014.

CareDx, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CareDx, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$7,872	$5,128
Accounts receivable	1,725	2,270
Inventory	614	518
Prepaid and other assets	3,319	255

Total current assets	13,530	8,171
Property and equipment, net	1,665	1,553
Intangible assets, net	6,650	—
Goodwill	12,005	—
Restricted cash	147	147
Other noncurrent assets	—	2

Total assets	$33,997	$9,873

Liabilities, convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,741	$618
Accrued payroll liabilities	1,190	1,386
Accrued and other liabilities	3,649	1,048
Accrued royalties	3,526	—
Deferred revenue	674	80
Current portion of long-term debt, and subordinated convertible note	10,434	4,461

Total current liabilities	21,214	7,593
Accrued royalties	—	2,804
Deferred rent, net of current portion	1,784	1,885
Deferred revenue, net of current portion	1,006	1,623
Long-term debt, net of current portion	8,338	10,914
Convertible preferred stock warrant liability	808	525
Contingent consideration	2,313	—

Total liabilities	35,463	25,344
Commitments and contingencies (Note 8)
Convertible preferred stock: $0.001 par value; 7,501,370 and 6,417,954 shares authorized at June 30, 2014 and December 31, 2013, respectively; 6,043,808 and 5,155,673 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; liquidation value of $156,567 and $137,221 at June 30, 2014 and December 31, 2013, respectively	149,444	135,202
Stockholders’ deficit:
Common stock: $0.001 par value; 10,000,000 and 7,737,226 shares authorized at June 30, 2014 and December 31, 2013, respectively; 1,012,959 and 1,010,711 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	9,672	9,482
Accumulated deficit	(160,583)	(160,156)

Total stockholders’ deficit	(150,910)	(150,673)

Total liabilities, convertible preferred stock and stockholders’ deficit	$33,997	$9,873

The accompanying notes are an integral part of these consolidated condensed financial statements.

CareDx, Inc.

Consolidated Condensed Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Testing revenue	$6,710	$5,333	$12,544	$10,142
Collaboration and license revenue	66	124	156	296

Total revenue	6,776	5,457	12,700	10,438

Operating expenses:
Cost of testing	2,403	2,119	4,565	4,243
Research and development	792	846	1,512	1,848
Sales and marketing	1,610	1,548	3,084	3,117
General and administrative	2,316	1,200	4,111	2,264

Total operating expenses	7,121	5,713	13,272	11,472

Loss from operations	(345)	(256)	(572)	(1,034)

Interest expense, net	(644)	(541)	(1,192)	(1,106)
Other income (expense), net	366	(5)	(163)	(10)

Loss before income taxes	(623)	(802)	(1,927)	(2,150)
Income tax benefit	1,500	—	1,500	—

Net income (loss)	$877	$(802)	$(427)	$(2,150)

Net income (loss) per share (Note 3):
Basic	$0.87	$(0.79)	$(0.42)	$(2.13)

Diluted	$0.13	$(0.79)	$(0.42)	$(2.13)

Shares used to compute net income (loss) per share
Basic	1,013,128	1,011,123	1,012,769	1,011,116

Diluted	6,939,568	1,011,123	1,012,769	1,011,116

The accompanying notes are an integral part of these consolidated condensed financial statements.

CareDx, Inc.

Consolidated Condensed Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(427)	$(2,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	222	415
Stock-based compensation	185	38
Amortization of deferred revenue	(23)	(125)
Amortization of debt discount and noncash interest expense	349	300
Revaluation of warrants to estimated fair value	283	—
Gain on remeasurement of embedded derivative	(118)	—
Non-cash income tax benefit	(1,500)	—
Changes in operating assets and liabilities:
Accounts receivable	545	(1,637)
Inventory	(96)	(42)
Prepaid and other assets	(2,152)	(126)
Accounts payable	1,123	506
Accrued payroll liabilities	(196)	56
Accrued royalties	721	593
Deferred revenue	—	1,083
Accrued and other liabilities	2,117	(188)

Net cash provided by (used in) operating activities	1,033	(1,277)

Investing activities
Purchase of property and equipment	(164)	(36)
Payment for acquisitions, net of cash acquired (Note 4)	(376)	—

Net cash used in investing activities	(540)	(36)

Financing activities
Payment of initial public offering costs	(909)	—
Proceeds from subordinated convertible debt, net of issuance costs	4,982	—
Principal payments on debt	(1,827)	(32)
Proceeds from exercise of stock options	5	—

Net cash provided by (used in) financing activities	2,251	(32)

Net increase (decrease) in cash and cash equivalents	2,744	(1,345)
Cash and cash equivalents at beginning of period	5,128	5,830

Cash and cash equivalents at end of period	$7,872	$4,485

The accompanying notes are an integral part of these consolidated condensed financial statements.

CareDx, Inc.

Notes to Unaudited Interim Consolidated Condensed Financial Statements

1. ORGANIZATION

CareDx, Inc., (“CareDx” or the “Company”) is a commercial stage company that develops, markets and delivers a diagnostic surveillance solution for heart transplant recipients to help clinicians make personalized treatment decisions throughout a transplant patient’s lifetime. The Company’s commercialized testing solution, the AlloMap heart transplant molecular test (“AlloMap”), an FDA-cleared test, is a blood-based test used to monitor for acute cellular rejection in heart transplant recipients. The Company was incorporated in Delaware in December 1998, as Hippocratic Engineering, Inc. In April 1999, the Company changed its name to BioCardia, Inc., in June 2002 to Expression Diagnostics, Inc., in July 2007 to XDx, Inc. and in March 2014 to CareDx, Inc. The Company’s operations are based in Brisbane, California and it operates in one segment.

Initial Public Offering

The Company completed an initial public offering (IPO) of its common stock in July 2014. See Note 13 - Subsequent Events, for disclosures related to the IPO and other related transactions. The consolidated condensed financial statements including share and per share amounts, do not give effect to the IPO. See Note 13, Subsequent Events, for pro forma balance sheet data reflecting the IPO and related adjustments as of June 30, 2014.

Reverse Stock Split

On July 1, 2014, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to reflect a 1 for 6.85 reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock and convertible preferred stock and increase the authorized common stock to 10,000,000 shares, after giving effect to the Reverse Stock Split. The Reverse Stock Split became effective July 14, 2014. The par value per share was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding shares of common stock, convertible preferred stock, options and warrants to purchase common or preferred stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented and the increase in authorized common stock to 10,000,000 shares for the period ended June 30, 2014. On July 22, 2014, following the Company’s IPO, further revisions were made to the Company’s Certificate of Incorporation that are not reflected in these financial statements. See Note 13 for a description of these changes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of CareDx, Inc. and, effective June 10, 2014, its wholly-owned subsidiary, ImmuMetrix, Inc. (see Note 4, Business Combination). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S, generally accepted accounting principles (“U.S. GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The consolidated condensed balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the financial information required by U.S. GAAP for complete financial statements.

The accompanying consolidated condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) on July 18, 2014 with the SEC (the “Prospectus”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to (i) revenue recognition, (ii) the differences between amounts billed and estimated receipts from payers, (iii) the determination of the accruals for clinical studies, (iv) the determination of refunds to be requested by third-party payers,(v) the fair value of assets and liabilities, (vi) the valuation of warrants to purchase convertible preferred stock,(vii) the determination of fair value of the Company’s common stock, (viii) the contingent consideration in a business acquisition, (ix) the fair value of the embedded derivative associated with the subordinated convertible note, (x) the determination of the valuation allowance and estimated tax benefit associated with deferred tax assets and net deferred tax liability, (xi) any impairment of long-lived assets including in-process technology and goodwill and (xii) legal contingencies. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company is subject to credit risk from its accounts receivable which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers. For the three months ended June 30, 2014 and 2013, approximately 49% and 57%, respectively, of testing revenue was derived from Medicare. For the six months ended June 30, 2014 and 2013, approximately 49% and 55%, respectively, of testing revenue was derived from Medicare. No other payer represented more than 10% of testing revenue for these periods. At June 30, 2014, approximately 72% of accounts receivable were from Medicare. No other payer represented more than 10% of accounts receivable at June 30, 2014.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and it takes into consideration the assumptions that market participants would use when pricing the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability requires management to make judgments and to consider specific characteristics of that asset or liability.

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the convertible preferred stock warrant liability and the subordinated convertible note equity call option liability (see Note 10) also represent their fair value.

Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash having maturities at the time of purchase of three months or less to be cash equivalents. Cash equivalents include money market funds, obligations of U.S. government agencies, and government-sponsored entities which are carried at fair value.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct incremental legal, accounting and printing fees relating to the IPO, were capitalized. The deferred offering costs will be offset against IPO proceeds upon the consummation of the offering in July 2014. As of June 30, 2014 and December 31, 2013, $2.8 million and $0, respectively, of deferred offering costs were capitalized in prepaid and other assets on the consolidated condensed balance sheets.

Testing Revenue

The Company recognizes revenues for tests delivered when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

The first criteria is satisfied when a third-party payer makes a coverage decision or enters into a contractual arrangement with the Company for the test. The second criteria is satisfied when the Company performs the test and delivers the test result to the ordering physician. The third criteria is satisfied if the third-party payer’s coverage decision or reimbursement contract specifies a price for the test. The fourth criteria is satisfied based on management’s judgments regarding the collectability of the fees charged under the arrangement. Such judgments include review of past payment history. AlloMap testing may be considered investigational by some payers and not covered under their reimbursement policies. Others may cover the test, but not pay a set or determinable amount. As a result, in the absence of a reimbursement agreement or sufficient payment history, collectability cannot reasonably be assured so revenue is not recognized at the time the test is delivered.

If all criteria set forth above are met, revenue is recognized. When the first, third or fourth criteria are not met but third-party payers make a payment to the Company for tests performed, the Company recognizes revenue on the cash basis in the period in which the payment is received.

Revenue is recognized on the accrual basis net of adjustments for differences between amounts billed and the estimated receipts from payers. The amount the Company expects to collect may be lower than the agreed upon amount due to several factors, such as the amount of patient co-payments, the existence of secondary payers and claim denials. Estimated receipts are based upon historical payment practices of payers. Differences between estimated and actual cash receipts are recorded as an adjustment to revenue, which have been immaterial to date.

Collaboration and License Revenue

The Company generates revenue from collaboration and license agreements. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, contingent payments based on the occurrence of specified events under the agreements, license fees and royalties on sales of products or product candidates if they are successfully commercialized. The Company’s performance obligations under the collaborations may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees with the collaboration partners. The Company makes judgments that affect the periods over which it recognizes revenue. The Company periodically reviews its estimated periods of performance based on the progress under each arrangement and accounts for the impact of any change in estimated periods of performance on a prospective basis.

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved, which the Company believes is more consistent with the substance of its performance under its various license and collaboration agreements. The Company did not recognize any milestones during the three months or six month periods ended June 30, 2014 or 2013.

Cost of Testing

Cost of testing reflects the aggregate costs incurred in delivering the Company’s AlloMap test results to clinicians. The components of cost of testing are materials and service costs, direct labor costs, including stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation and utilities and royalties. Costs associated with performing tests (except royalties) are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing as a percentage of revenue may vary significantly from period to period because we do not recognize all revenue in the period in which the associated costs are incurred. Royalties for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing at the time the test revenues are recognized.

Business Combinations

In accordance with ASC 805, Business Combinations, the Company determines and allocates the purchase price of an acquired business to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, royalty rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.

Goodwill and indefinite-lived intangible assets including acquired in-process technology are reviewed for impairment on an annual basis or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangible assets may be impaired. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, then an impairment charge would be recorded. The Company performs its annual evaluation of goodwill during the fourth quarter of each fiscal year. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability test.

In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.

Transaction costs associated with these acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Stock–Based Compensation

The Company uses the Black-Scholes valuation model, which requires the use of estimates such as stock price volatility and expected option lives, to value employee stock options. The Company estimates the expected option lives using historical data, volatility using data of similar companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option lives, and dividend yield based on the Company’s historical data.

The Company uses the straight-line attribution method for recognizing compensation expense. Compensation expense is recognized on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the Company’s historical experience.

Equity instruments granted to nonemployees are valued using the Black-Scholes valuation model and are subject to periodic revaluation over their vesting terms. Nonemployee stock compensation is recognized upon vesting of the stock options which is commensurate with the period over which services are provided.

Impairment

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Warrants

The Company has freestanding warrants enabling counterparties to purchase shares of its convertible preferred stock and common stock. In accordance with the accounting guidance regarding distinguishing liabilities from equity, freestanding warrants for convertible preferred stock that are contingently redeemable are classified as liabilities on the balance sheets and recorded at their estimated fair value. These warrants are remeasured at each balance sheet date and any change in estimated fair value is recognized in other income (expense), net on the statements of operations. The Company adjusts the liability for changes in estimated fair value until the earlier of the exercise or expiration of the warrants or the completion of a liquidation event, including the completion of an initial public offering, at which time all preferred stock warrants would be converted into warrants to purchase common stock, and, accordingly, the liability would be reclassified to equity.

The Company accounts for its warrants for shares of common stock as equity in accordance with the accounting guidance distinguishing liabilities from equity.

Comprehensive Loss

Net loss and comprehensive loss are the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance during the first quarter of 2014 and such adoption did not have a material impact on our condensed financial statements.

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for common share equivalents.

Diluted net income (loss) per common share is computed by dividing the net income (loss) by the sum of the weighted-average quantities of common shares and common share equivalents outstanding during the period, to the extent that such common share equivalents are dilutive. Our common share equivalents include convertible preferred stock, the subordinated convertible note, and options and warrants to purchase common and convertible preferred stock. Common share equivalents for convertible preferred stock and the subordinated convertible note are determined using the if-converted method. Common share equivalents for options and warrants to purchase common and convertible preferred stock are determined using the treasury-stock method.

For the three months ended June 30, 2014, common share equivalents have been included in diluted net income per share, as the effect to net income per share is dilutive. For the six months ended June 30, 2014, and for the three and six months ended June 30, 2013, all common share equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$877	$(802)	$(427)	$(2,150)
Add: interest expense related to subordinated convertible note, less gain on change in fair value of derivative related to subordinated convertible note	15	—	—	—

Net income (loss) attributable to common stockholders	$892	$(802)	$(427)	$(2,150)

Denominator:
Weighted-average shares used to compute basic net income (loss) per common share	1,013,128	1,011,123	1,012,769	1,011,116
Effect of potentially dilutive securities:
Employee stock options	381,434	—	—	—
Convertible preferred stock	5,355,280	—	—	—
Subordinated convertible note	189,726	—	—	—

Weighted-average shares used to compute diluted net income (loss) per common share	6,939,568	1,011,123	1,012,769	1,011,116

Net income (loss) per share
Net income (loss) per common share - basic	$0.87	$(0.79)	$(0.42)	$(2.13)

Net income (loss) per common share - diluted	$0.13	$(0.79)	$(0.42)	$(2.13)

The following potentially dilutive securities have been excluded from diluted net income (loss) per common share, because their effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	469,163	505,043	907,318	505,043
Warrants to purchase common stock	82,190	82,190	82,190	82,190
Warrants to purchase convertible preferred stock	541,613	541,613	541,613	541,613
Subordinated convertible note	—	—	233,311	—
Convertible preferred stock	—	5,160,085	6,048,220	5,160,085

Total	1,092,966	6,288,931	7,812,652	6,288,931

The assumed conversion of Series G convertible preferred stock issuable in connection with the subordinated convertible note (see Note 10) was calculated based upon its $5.0 million principal balance plus accrued interest at a conversion price of $21.78 per share.

Shares issuable upon the achievement of a future milestone in conjunction with the business combination (see Note 4) are not included in the above chart due to the uncertainty of the Company achieving this performance metric.

Note 13 also describes shares issued in conjunction with the Company’s IPO subsequent to June 30, 2014 and the conversion of the above convertible preferred stock and subordinated convertible note.

4. BUSINESS COMBINATION

Description of the Transaction

On June 10, 2014, in accordance with an Agreement and Plan of Merger (“Agreement”), the Company acquired ImmuMetrix, Inc. (“IMX”), a privately held development stage company working in new technologies using cell-free donor DNA (“cfDNA”) technology for the diagnosis, treatment and management of transplant rejection, immune disorders and diseases, including the development of a new, non-invasive test designed to detect the early stages of solid organ transplant rejection. The Company acquired all IMX assets associated with transplant diagnostics, including related immune repertoire and infectious diseases. An IMX successor company retained the limited assets not associated with transplant diagnostics. The acquisition was structured as a tax-free reorganization.

The Company acquired all of the issued and outstanding capital stock of IMX for the total estimated purchase price of $17.2 million consisting of i) $600,000 in cash; ii) 911,364 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $14.2 million, including 23,229 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $0.4 million as a result of the Company’s assumption of IMX outstanding stock options; and iii) an additional payment of 227,845 shares of CareDx Series G convertible preferred stock if a future milestone is achieved. The Agreement provides that the milestone will be achieved if the Company completes 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients in the United States no later than six years after the closing date of the acquisition. The additional shares to be paid for the achievement of the milestone will be common stock as a result of the Company’s IPO in July 2014 (see Note 13). The fair value of this contingent consideration is $2.3 million at the acquisition date and at June 30, 2014.

The intellectual property acquired includes an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using cfDNA.

Basis of Presentation

The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. The excess of purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is considered goodwill. The Company’s results of operations included the activities of IMX from the date of the acquisition.

Purchase Price Allocation

In accordance with ASC 805, Business Combinations, the Company recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the acquisition date. The total estimated purchase price of $17.2 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. There were no tangible assets acquired from IMX.

The estimated fair value of the Series G convertible preferred stock issued as consideration in the acquisition was derived based primarily on an independent third-party valuation. The fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures (see Note 5).

The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s 65% estimate of the probability of success. This represents a Level 3 fair value measurement under the fair value hierarchy. The significant inputs in the Level 3 measurement not supported by market activity include the Company’s probability assessments of the milestone being met, as well as the estimated fair value of the Series G stock to be paid. The contingent consideration payable in the Company’s stock represents a liability in accordance with ASC 480-10, Distinguishing Liabilities from Equity. The Company will remeasure this liability each reporting period and record changes in the estimated fair value as a component of operating expenses until the milestone contingency is paid or is no longer achievable.

The following table summarizes the purchase consideration (in thousands):

Cash paid upon executing agreement and to be paid upon end of objection period	$600
Estimated fair value of Series G preferred stock issued	13,873
Estimated fair value of stock options assumed by the Company	369
Contingent consideration - Series G convertible preferred stock to be issued upon the achievement of a future milestone	2,313

Total estimated purchase consideration	$17,155

The estimated portion of assumed stock options that is subject to future service requirements and will therefore be expensed in the financial statements rather than included in purchase consideration is $32,000.

The following table provides the allocation of the estimated purchase consideration (in thousands):

Identifiable intangible assets - In-process technology	$6,650
Goodwill	12,005
Deferred tax liability, net	(1,500)

Total estimated assets acquired and liabilities assumed	$17,155

The total purchase consideration previously estimated in the prospectus was $19.1 million. The amounts allocated to goodwill and deferred tax liability, net, in the prospectus were $14.1 million and $1.6 million, respectively. Differences between the amounts in the tables above and the amounts in the prospectus result from a change in the estimated fair value of the Series G convertible preferred stock purchase consideration, from the date when the acquisition was considered probable to the acquisition date.

Identifiable Intangible Assets and Liabilities

As part of the purchase price allocation, the Company determined that IMX’s separately identifiable intangible asset was its in-process technology.

The Company used the Relief from Royalty Approach to value the in-process technology. This method estimates the fair value of an asset by determining the present value of cash flows, net of taxes, associated with incremental profits as a result of relief from royalty on the acquired in-process technology. The baseline data for this analysis was technology-related revenue estimates generated by management, which were utilized to generate the present value of cash flows. A net estimated royalty rate of 12% was applied to the forecasted revenue to estimate the income associated with the asset.

Cash flows forecasted for the in-process technology were discounted based on a discount rate of 18%. This discount rate was benchmarked with reference to the implied rate of return on assets, as well as an estimate of a market participant’s weighted-average cost of capital.

The in-process technology is recorded as an indefinite-life intangible asset until it reaches technological feasibility and will be tested for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. Amortization into earnings will begin once the research and development activities are complete and the technology is proven to work, at which time technological feasibility will have been achieved. The Company expects that will occur at approximately the time when revenue is generated in the marketplace, currently estimated to be during the fourth quarter of 2015.

Amortization will be based on the estimated remaining useful life of the patent when the product is proven feasible, estimated to be 15 years. Amortization will be recorded using the straight line method.

In estimating the useful life of the acquired identified intangible assets, the Company considered ASC 350-30-35, Intangibles-Goodwill and Other, and reviewed the following: the expected use by the combined company of the assets acquired, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

The amortization of the completed technology is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, the life will become definite as it will be amortized or impaired prior to the expiration of net operating loss carryforwards available to the Company. As a result, a tax benefit was recorded for the net deferred tax liability of $1.5 million.

The goodwill is not expected to be deductible for tax purposes.

Financial Statements of IMX and Pro Forma Impact of the Acquisition of IMX

IMX audited financial statements for the years ended December 31, 2012 and 2013, unaudited financial statements for the three months ended March 31, 2013 and 2014 and unaudited pro forma condensed combined financial information are presented in the Company’s Prospectus filed on July 18, 2014 with the SEC.

IMX’s post-acquisition results of operations for the period from June 11, 2014 through June 30, 2014 are included in the Company’s consolidated condensed statements of operations.

The following table presents pro forma results of operations and gives effect to the IMX transaction as if the transaction had been consummated on January 1, 2013. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or operating efficiencies resulting from combining the two companies (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$6,776	$5,457	$12,700	$10,438

Net loss	$(518)	$(1,169)	$(2,288)	$(1,746)

Net loss per common share - basic and diluted	$(0.51)	$(1.16)	$(2.26)	$(1.73)

The unaudited pro forma consolidated financial information was prepared using the acquisition method of accounting and are based on the historical financial information of the Company and IMX, reflecting the Company’s and IMX’s results of operations for the three and six month periods ending June 30, 2014 and 2013. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects: (a) the removal of acquisition-related costs of $1.6 million and $1.7 million incurred by both CareDx and IMX for the three and six months ended June 30, 2014, respectively, including the removal of $0.2 million of IMX stock-based compensation expense that resulted from modifications to options in anticipation of the acquisition; (b) the removal of a $1.5 million tax benefit for the three and six months ended June 30, 2014 that resulted from the acquisition; (c) the addition of salaries, benefits and fees for IMX employees and consultants retained after the acquisition; and (d) the addition of the $1.5 million acquisition-related tax benefit for the six months ended June 30, 2013, as if the acquisition had occurred on January 1, 2013 and the benefit had been recognized during the three months ended March 31, 2013. Acquisition related expenses are primarily included in general and administrative expenses.

5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments are measured and recorded at fair value except for its debt, which is recorded at amortized cost. The three levels of inputs that are used to measure fair value are classified into the following hierarchy:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are active, or inputs other than prices that are observable for the assets or liabilities.

Level 3—Unobservable inputs for the assets or liabilities.

The tables below presents the fair value of the Company’s financial assets and liabilities, by level, within the fair value hierarchy that are measured at fair value on a recurring basis (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,847	$—	$—	$7,847

Liabilities
Contingent consideration liability	$—	$—	$2,313	$2,313
Convertible preferred stock warrants	—	—	808	808
Derivative liability related to subordinated convertible note	—	—	120	120

Total liabilities	$—	$—	$3,241	$3,241

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,204	$—	$—	$5,204

Liabilities
Convertible preferred stock warrants	$—	$—	$525	$525

Investments in money market funds are classified within Level 1. At June 30, 2014 and December 31, 2013, money market funds were included on the balance sheets in cash and cash equivalents and in restricted cash. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers between Level 1, Level 2 and Level 3 categories during the periods presented.

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and, in the case of the contingent consideration liability and convertible preferred stock warrants, the long-term nature of such financial instruments.

The significant unobservable inputs used in the fair value measurement of the contingent consideration liability are the Company’s estimated fair value of Series G preferred stock issued and the evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Generally, increases (decreases) in the estimation of the fair value of the stock or of the probability percentage would result in a directionally similar impact to the fair value measurement of the contingent consideration liability. Any change in estimated fair value of the contingent consideration liability is recognized in operating expenses. At June 30, 2014, the estimated fair value of Series G preferred stock was $15.62, and the estimated probability of achievement of the contractual conditions that would result in the payment of the contingent consideration was 65%.

The Company’s convertible preferred stock warrants are classified as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment. The significant unobservable input used in the fair value measurement of the warrant liability is the fair value of the underlying common stock at the valuation remeasurement date. Generally, increases (decreases) in the fair value of the underlying common stock would result in a directionally similar impact to the fair value measurement of the preferred stock warrants. Any change in estimated fair value is recognized in other income or expense on the statements of operations.

The estimated fair value of the convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model using the following assumptions:

	As of June 30, 2014	As of December 31, 2013
Estimated fair value of common stock	$11.44	$12.40
Risk-free interest rate	0.9% - 1.6%	0.8% - 2.1%
Volatility	41% - 43%	40% - 45%
Estimated term equal to the remaining contractual term	2.8 - 5.1 years	3.3 - 5.6 years
Expected dividend yield	—	—

The significant unobservable input used in the fair value measurement of the derivative liability related to the subordinated convertible note is the probability assigned to the various scenarios. Generally, increases (decreases) in the probability of the factors primarily impacting the valuation would result in a directionally similar impact to the fair value measurement of the derivative liability. Any change in estimated fair value is recognized in other income (expense) on the statements of operations.

The following table presents the changes in the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Level 3
	Contingent Consideration Liability	Convertible Preferred Stock Warrants	Derivative Liability Related to Subordinated Convertible Note	Total
Balance as of December 31, 2013	$—	$525	$—	$525
Issuance of financial instruments	2,313	—	239	2,552
Change in fair value	—	283	(119)	164

Balance as of June 30, 2014	$2,313	$808	$120	$3,241

6. INVENTORY

The following table summarizes the Company’s inventory (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$261	$230
Raw materials	353	288

Total inventory	$614	$518

7. ACCRUED AND OTHER LIABILITIES

The following table represents the components of accrued and other liabilities (in thousands):

	June 30, 2014	December 31, 2013
Accrued IPO costs	$1,126	$—
Professional fees	890	175
Test sample processing fees	306	195
Accrued overpayments and refunds	183	215
Bifurcated derivative associated with subordinated convertible note	120	—
Clinical studies	108	84
Deferred rent – current portion	173	145
Capital leases – current portion	81	43
Other accrued expenses	662	191

Total accrued and other liabilities	$3,649	$1,048

8. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 2004, the Company entered into a license agreement with Roche Molecular Systems, Inc., or Roche, amended in 2006 and 2007, whereby the Company uses licensed technology to perform certain clinical laboratory services. The Company incurs royalty expenses that are based on a mid-single digit percentage of test revenues. Royalties are recorded as a component of cost of testing on the statements of operations.

On February 11, 2014 Roche filed a demand for arbitration with the American Arbitration Association seeking a declaration that the Company has materially breached the Roche license agreement by failing to report and pay royalties owing to Roche in respect of licensed services that the Company performed after July 1, 2011. Roche seeks damages in the form of unpaid royalties from July 1, 2011 to March 31, 2013 of $1.8 million plus interest of $85,000 and royalties in an unspecified amount from April 1, 2013 to present, which, based upon the royalty rate currently stated in the license agreement, the Company estimates to be an additional $1.6 million through June 30, 2014. While management believes it has meritorious defenses to these claims, which it plans to fully pursue in the arbitration, the Company has fully reserved the amount of these unpaid royalties on its balance sheet, and the amount of these unpaid royalties has been reflected as an expense in the Company’s statements of operations in the periods to which the royalties relate.

Arbitration for this matter has now been scheduled for early 2015. As a result, the Company has reclassified the $3.5 million as of June 30, 2014 to current liabilities.

9. COLLABORATION AND LICENSING AGREEMENTS

Laboratory Corporation of America Holdings (“LabCorp”)

In April 2012, the Company entered into a Collaboration and License Agreement with LabCorp for the purpose of developing a lupus flare predictor test. The Company and LabCorp share equally the costs and expenses of developing the lupus flare predictor test; however LabCorp’s share of the development cost is subject to certain limits at each stage of the arrangement.

Under this agreement, LabCorp paid the Company a nonrefundable and non-creditable upfront license fee payment of $1,000,000.

For the deliverables under the agreement without stand-alone value, the allocated consideration is being recognized as a combined unit of accounting ratably over the Company’s estimated period of performance. During the three months ended June 30, 2014 and 2013, the Company recognized $1,800 and $104,100, respectively, in revenue under this arrangement, which consisted of amortization of upfront license fee of $0 and $62,500, respectively, and reimbursement of research and development expenses of $1,800 and $41,600, respectively. During the six months ended June 30, 2014 and 2013, the Company recognized $31,200 and $267,300, respectively, in revenue under this arrangement, which consisted of amortization of upfront license fee of $15,000 and $125,000, respectively, and reimbursement of research and development expenses of $16,200 and $142,300, respectively. Such revenues are included in collaboration and license revenue on the statements of operations.

Phase 1 of the project was completed in the first quarter of 2014. The remaining $611,000 of the upfront license fee is included in current deferred revenue at June 30, 2014, based on management’s current expectation that the revenue will be realized within the next twelve months.

Included in research and development expenses were $3,600 and $83,000 for the three months ended June 30, 2014 and 2013, respectively, for development costs with respect to Phase 1. Such amounts were $32,000 and $284,000 for the six months ended June 30, 2014 and 2013, respectively.

Diaxonhit (“DHT”)

In June 2013, the Company entered into an exclusive Distribution and Licensing Agreement with DHT, a French public company, whereby DHT will have the AlloMap test performed in a European laboratory and commercialize the test in the European Economic Area (“EEA”). The agreement will expire at the later of the last-to-expire patent in the EEA or ten years from the first commercial sale of the test in the EEA, which is expected to occur in late 2014 or early 2015.

Consideration under the agreement includes an upfront cash payment of approximately €387,500 ($503,000) that is designated to offset royalties earned by the Company in the first three years following the first commercial sale. The Company is entitled to receive royalties from DHT as a percent of net sales, as defined in the agreement, of AlloMap tests in the mid to high teens. Approximately €250,000 ($344,000) of the upfront payments is refundable under certain circumstances. Upon confirmation that the CE mark was in place, the Company also received an equity payment of DHT common stock with a value of €387,500 ($503,000). These shares were promptly sold by the Company in July 2013 for total consideration of $467,000.

Other consideration that may be earned by the Company includes agreed-upon per unit pricing for the supply of AlloMap products, and additional royalties that are payable upon the achievement of various sales milestones by DHT. In this arrangement, there is one combined unit of accounting.

Since commercial sales have not yet begun in the EEA, the Company has yet to deliver AlloMap products or related services to DHT. Accordingly, no revenue from this arrangement has been recognized as of June 30, 2014.

CardioDx-Related Party

In 2005, the Company entered into a services agreement with a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license under certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company of a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Two board members of CDX serve on the Company’s board of directors and are affiliated with stockholders of the Company. Royalty revenues, recorded when earned, were $59,000 and $21,000 for the three months ended June 30, 2014 and 2013, respectively. Such amounts were $117,000 and $30,000 for the six months ended June 20, 2014 and 2013, respectively. The Company had receivable balances from CDX of $59,000 and $37,000 at June 30, 2014 and December 31, 2013, respectively.

10. SUBORDINATED CONVERTIBLE NOTE

On April 17, 2014, the Company issued a $5.0 million Subordinated Convertible Promissory Note to Illumina, Inc. (the “Note”) which provides for interest at an annual rate of 8.0%. The Note matures one year following its issuance with principal and unpaid interest due at that time unless the Note is converted into equity prior to the maturity date. As described below, conversion is mandatory in the event of a Qualified Initial Public Offering. As described in Note 13, Subsequent Events, our Initial Public Offering closed on July 22, 2014 and the Note converted into 510,777 shares of our common stock in accordance with its terms.

The features of the Note include five different and mutually exclusive conversion/settlement provisions.

In accordance with ASC 815, “Derivatives and Hedging” and ASC 470, “Debt”, the Company determined whether any features of the Note constitute embedded derivatives that require bifurcation between the derivative and the host instrument, whether there is a beneficial conversion feature, as well as determining the fair value of relevant elements.

The Company determined that the optional conversion or repayment upon a Change in Control is an equity call option with a potentially variable value to be received and meets the definition of a derivative which would be required to be bifurcated. The Note provided that in the event of a Change in Control closing prior to a Qualified Financing or Qualified IPO, at Illumina’s option, either (i) the Company shall pay Illumina 1.5X the principal and accrued interest under the Note, which shall constitute full repayment of the Note, or (ii) the principal and accrued interest may be converted immediately prior to the consummation of the Change of Control into that number of shares of common stock as is yielded when the principal and accrued interest under the Note is divided by a pre-determined amount. “Change of Control” means (a) (i) the sale, conveyance or disposal of all or substantially all of the Company’s assets in one transaction or a series of related transactions, (ii) the acquisition of the Company by merger, consolidation with any other corporation or any other transaction or series of related transactions in which more than 50% of the voting power of the Company is not retained by the holders of capital stock of the Company, or (b) the approval by the board of directors and stockholders of a plan of liquidation of the Company.

The estimated fair value of this embedded derivative was affected by the estimated probability assigned to the various scenarios for the host instrument. As of April 17, 2014, management estimated repayment upon a change in control within the loan term as a 10% probability.

As of June 30, 2014 management estimated repayment upon a change in control within the loan term a 5% probability. The estimated fair value of the bifurcated embedded derivative liability was $0.2 million at April 17, 2014 and was remeasured at June 30, 2014 to $0.1 million. The original estimated fair value of the embedded derivative is accounted for as a debt discount to the subordinated convertible note payable on the consolidated condensed balance sheet at June 30, 2014 and is remeasured at each reporting period and amortized to interest expense to the maturity date. The estimated fair value of the embedded derivative liability is included in accrued and other liabilities on the consolidated condensed balance sheets. Amortization of the debt discount was $51,000 for the period from April 17, 2014 to June 30, 2014. Remeasurement of the embedded derivative at June 30, 2014 resulted in other income of approximately $0.1 million for the quarter ended June 30, 2014.

11. STOCK OPTION PLANS

Prior to it IPO the Company had one active stock option plan, the 2008 Equity Incentive Plan, and one terminated stock option plan, the 1998 Stock Plan.

The following table summarizes option activity and related information during the six months ended June 30, 2014 under the 2008 Equity Incentive Plan and for options which remain outstanding under the 1998 Stock Plan:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- average Exercise Price
Balance at December 31, 2013	332,995	466,965	$1.99
Increase in shares reserved for issuance	102,189	—	$—
Granted	(461,795)	461,795	$12.40
Exercised	—	(2,199)	$2.56
Forfeited	14,532	(14,532)	$10.46
Expired	12,079	(12,079)	$2.96

Balance at June 30, 2014	—	899,950	$7.22

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2014 using the Black-Scholes valuation model was $4.94 per share.

Options outstanding and exercisable that have vested and are expected to vest at June 30, 2014 are as follows:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Vested	367,706	$2.69	6.25	$3,219
Expected to vest	532,244	$10.32	9.49	606

Total	899,950	$7.22	8.17	$3,825

In the table above, aggregate intrinsic value represents the difference between the exercise price and the estimated fair value of the Company’s common stock of $11.44 per share, as determined by the Board of Directors, as of June 30, 2014.

The Company’s results of operations include expense relating to employee and nonemployee stock-based payment awards as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of testing	$9	$1	$9	$2
Research and development	21	2	22	4
Sales and marketing	8	1	9	2
General and administrative	99	15	145	30

	$137	$19	$185	$38

Valuation Assumptions

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.74%	1.02%	1.70%	1.02%
Volatility	42.18%	45.29%	41.84%	45.41%
Expected term, in years	5.3	6.0	5.1	6.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

At June 30, 2014, there was approximately $2.2 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to nonvested employee stock option awards granted that will be recognized on a straight-line basis over the remaining vesting period of 3.7 years.

12. INCOME TAXES

In conjunction with the acquisition of IMX a tax benefit of $1.5 million was recognized during the three months ended June 30, 2014. This benefit resulted from the expectation that amortization of the in-process technology acquired, when completed and placed in service, is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, this asset is expected to be amortized or impaired prior to the expiration of net operating loss carryforwards available to the Company.

13. SUBSEQUENT EVENTS

Authorized Share Capital

Effective July 22, 2014, the Company’s certificate of incorporation was amended and restated to provide for 100,000,000 authorized shares of common stock with a par value of $0.001 per share, and 10,000,000 authorized shares of preferred stock with a par value of $0.001 per share.

Initial Public Offering

On July 16, 2014, the Company’s registration statement on Form S-1 (File No. 333-196494) relating to the IPO of its common stock was declared effective by the SEC. The IPO closed on July 22, 2014, at which time the Company sold 4,000,000 shares, and in August 2014 the underwriters partially exercised their overallotment option, at which time the Company sold an additional 220,000 shares. The Company received net cash proceeds of approximately $35.5 million from the IPO, including the overallotment exercise, net of underwriting discounts and commissions and expenses paid by the Company.

Pro Forma Selected Balance Sheet Data

The selected balance sheet data below presents, on a pro forma basis, the impact of the Company’s IPO on the Company’s consolidated condensed balance sheet as of June 30, 2014. Specifically, the pro forma consolidated condensed balance sheet data gives effect to the following in connection with the completion of the IPO: (i) the sale of 4,220,000 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and estimated offering costs, (ii) the conversion of all of the Company’s outstanding shares of convertible preferred stock into an aggregate of 6,048,220 shares of common stock, (iii) the issuance of 510,000 shares upon conversion of the subordinated convertible note described in Note 10 above, and (iv) the reclassification of the convertible preferred stock warrant liability of $0.8 million to additional paid-in capital.

	As of June 30, 2014
(in thousands)	Actual	Pro Forma
	(Unaudited)
Selected Balance Sheet Data:
Cash and cash equivalents	$7,872	$44,327
Total debt	18,772	13,977
Convertible preferred stock	149,444	—
Total stockholders’ (deficit) equity	(150,910)	39,885

The Company has evaluated subsequent events through August 28, 2014, the date these unaudited interim consolidated condensed financial statements are considered issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our final prospectus filed with the Securities and Exchange Commission on July 18, 2014, which we refer to as the Prospectus.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements may include, but are not limited to, statements concerning the following:

•	our ability to generate revenue from sales of AlloMap and future solutions, if any, and our ability to increase the commercial success of AlloMap;

•	our plans and ability to develop and commercialize new solutions, including cell-free DNA, or cfDNA, solutions for the surveillance of heart and kidney transplant recipients;

•	our ability to achieve, maintain and expand reimbursement coverage from payers for AlloMap and future solutions, if any;

•	the outcome or success of our clinical trial collaborations and observational studies;

•	our compliance with federal, state and foreign regulatory requirements;

•	the favorable review of AlloMap and our future solutions, if any, in peer-reviewed publications;

•	our ability to protect and enforce our intellectual property rights, our strategies regarding filing additional patent applications to strengthen our intellectual property rights, and our ability to defend against intellectual property claims that may be brought against us;

•	our anticipated cash needs and our anticipated uses of our funds, including our estimates regarding operating expenses and capital requirements;

•	anticipated trends and challenges in our business and the markets in which we operate; and

•	our ability to comply with the requirements of being a public company.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in the Prospectus and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

You should read this report and the documents that we reference in this report and have filed with the SEC as exhibits with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

Overview and Recent Developments

We are a commercial stage company that develops, markets and delivers a diagnostic surveillance solution for heart transplant recipients to help clinicians make personalized treatment decisions throughout a patient’s lifetime. Our product, the AlloMap heart transplant molecular test, is a blood-based test used to monitor heart transplant recipients for acute cellular rejection. We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers to avoid the use of unnecessary, invasive surveillance biopsies and to determine the appropriate dosage levels of immunosuppressant drug therapy. We believe that there is a significant unmet need for post-transplant surveillance solutions and are applying our expertise in molecular diagnostics and transplantation towards the development of additional solutions for other organ transplant recipients, including recipients of heart and kidney transplant patients.

Since the launch of AlloMap in January 2005 we have performed more than 58,000 commercial AlloMap tests, including approximately 5,800 tests in first half of 2014 in our Brisbane, California laboratory.

On June 10, 2014, we acquired ImmuMetrix, Inc. for 888,135 shares of our Series G preferred stock, assumed stock options that will be exercisable for 23,229 shares of Series G preferred stock and $600,000 in cash, of which $400,000 was paid by us on May 19, 2014. All such shares of Series G preferred stock and options to acquire Series G preferred stock converted into common stock and options to acquire common stock immediately prior to the closing of our initial public offering. ImmuMetrix was a privately held development-stage company working on cfDNA-based solutions in transplantation and other fields. Through this acquisition, we added to our existing know-how, expertise and intellectual property in applying cfDNA technology to the surveillance of transplant recipients. The intellectual property rights of ImmuMetrix include an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using cfDNA. In connection with this acquisition, we entered into a consulting agreement with ImmuMetrix founder and Stanford University professor Dr. Stephen Quake.

The agreement pursuant to which we acquired ImmuMetrix provides that if we complete 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients within six years of the acquisition closing date, we will issue an additional 227,845 shares of our common stock to the former stockholders of ImmuMetrix. Such shares will be issuable whether or not ImmuMetrix technology is included in such commercial tests. cfDNA tests performed without charge in parallel with a commercialized test will be considered commercial tests for this purpose.

On July 22, 2014, we completed our initial public offering (“IPO”) of 4,000,000 shares of our common stock. In August 2014, the underwriters partially exercised their overallotment option, at which time we sold an additional 220,000 shares. We received net cash proceeds of approximately $35.5 million from the IPO, net of underwriting discounts and commissions and expenses paid by us. See Note 13, Subsequent Events to the unaudited consolidated condensed financial statements elsewhere in this quarterly report.

Financial Operations Overview

Testing Revenue

Our revenue is primarily derived from AlloMap tests, represented 99% and 98% of our revenue for the three months ended June 30, 2014 and 2013, respectively, and 99%, and 97% for the six months ended June 30, 2014 and 2013, respectively. This revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order AlloMap are generally not responsible for the payment of these services. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients. As of June 30, 2014, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies.

Collaboration and License Revenue

Revenue from our collaboration and license agreements was less than 3% of total revenue for each period presented. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, contingent payments based on the occurrence of specified events under the agreements, license fees and royalties on sales of products or product candidates if they are successfully commercialized. Our performance obligations under the collaboration and license agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees with the collaboration partners. We make judgments that affect the periods over which we recognize revenue. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any change in estimated periods of performance on a prospective basis.

Cost of Testing

Cost of testing reflects the aggregate costs incurred in delivering our AlloMap test results to clinicians. The components of our cost of testing are materials and service costs, direct labor costs, including stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation and utilities and royalties. Costs associated with performing tests (except royalties) are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, our cost of testing as a percentage of revenue may vary significantly from period to period because we do not recognize all revenue in the period in which the associated costs are incurred. Royalties for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing at the time the test revenues are recognized.

Royalties included in cost of testing are associated with a license from Roche Molecular Systems, Inc., or Roche. In February 2014, we received a demand for arbitration from Roche regarding our claim that the royalty rate being assessed under the Roche license should be reduced. See Legal Proceedings included elsewhere in this quarterly report regarding this arbitration. Liabilities recorded on our balance sheets of $3.5 million and $2.8 million as of June 30, 2014 and December 31, 2013, respectively, reflect the full amount of royalties owed at the stated royalty rate set forth in the agreement, plus interest. Our obligation under the Roche agreement expires on the date of the last to expire of the relevant patents included within the licensed technology that covers our tests.

We expect cost of testing to increase, in absolute dollars, as the number of tests we perform increases. However, due to the fixed nature of expenses associated with direct labor, equipment and infrastructure, we expect the cost per test will decrease over time as volume increases. Logistics, supplies and royalties are generally variable in nature and we expect these expenses to increase as test volume increases.

Research and Development Expenses

Research and development expenses represent costs incurred to develop new surveillance solutions as well as continued efforts related to our AlloMap test. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, and certain allocated expenses as well as amounts incurred under certain collaborative agreements. Research and development costs are expensed as incurred. We record accruals for estimated study costs comprised of work performed by contract research organizations under contract terms. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to develop new surveillance solutions, as well as clinical outcomes studies for AlloMap.

Sales and Marketing Expenses

Sales and marketing expenses represent costs incurred to sell, promote and increase awareness of our AlloMap test to both clinicians and payers, including education of patients, clinicians and payers. Sales and marketing expenses include payroll and related expenses, educational and promotional expenses, and infrastructure expenses, including allocated facility and overhead costs. Compensation related to sales and marketing includes annual salaries and eligibility for quarterly or semi-annual commissions or bonuses based on the achievement of predetermined sales goals or other management objectives. We have infrastructure in place to cover most of the key transplant centers in the United States both for offerings of our existing AlloMap product as well as future products. We may increase our product range and our geographic reach in the future which would lead to an expansion of our sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses include costs for our executive, finance, accounting and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to billing and collection, accounting, legal and other contract and administrative services and related infrastructure expenses, including allocated facility and overhead costs. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and The NASDAQ Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our general and administrative expenses will increase in absolute dollars related to anticipated testing volume and collections growth.

Interest Expense, Net

Interest expense, net is associated with borrowings under our loan agreements.

Other Income (Expense), Net

Other income (expense), net is primarily associated with the remeasurement of the estimated fair value of the warrants to purchase shares of our convertible preferred stock and changes in the estimated fair value of derivative associated with our subordinated convertible debt.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013
Allomap results delivered	3,000	2,500

Revenue:
Testing revenue	$6,710	$5,333
Collaboration and license revenue	66	124

Total revenue	6,776	5,457

Operating expenses:
Cost of testing	2,403	2,119
Research and development	792	846
Sales and marketing	1,610	1,548
General and administrative	2,316	1,200

Total operating expenses	7,121	5,713

Loss from operations	(345)	(256)

Interest expense, net	(644)	(541)
Other income (expense), net	366	(5)

Loss before income taxes	(623)	(802)
Income tax benefit	1,500	—

Net income (loss)	$877	$(802)

Testing Revenue

Allomap test results delivered increased by approximately 500 or 20% for the three months ended June 2014 as compared to the three months ended June 2013. Testing revenue increased by $1.4 million, or 26%, for the three months ended June 30, 2014 compared to the same period of 2013. The increase primarily reflects incremental cash collected from commercial, Medicaid and other cash payers of $1.0 million and additional volume of tests performed for accrual payers, including increased Medicare volume of $0.3 million.

Collaboration and License Revenue

Collaboration and license revenue decreased by $0.1 million, or 47%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to decreased activity associated with our LabCorp collaboration, partially offset by an increase in royalties from CardioDx.

Cost of Testing

Cost of testing increased by $0.3 million, or 13% for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily a result of increased testing volume resulting in increased variable costs, increased license fees as a result of increased cash revenues and allocated costs to cost of sales of $0.2 million. We expect to see our cost of testing increase in absolute dollars as we expect test volumes to increase in the future.

Research and Development

Research and development expenses were largely flat for the three months ended June 30, 2014 compared with the same period in 2013. The slight decrease was primarily due to lower expenses in conjunction headcount, materials and the LabCorp collaboration, partially offset by increases in cell-free DNA research and clinical expenses. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to develop new surveillance solutions, as well as clinical outcomes studies for AlloMap and new tests, when developed.

Sales and Marketing

Sales and marketing expenses were largely flat for the three months ended June 30, 2014 compared with the same period in 2013. We expect sales and marketing expenses to increase modestly in the future, until such time as we have an additional marketed product.

General and Administrative

General and administrative expenses increased by $1.1 million, or 93%, for the three months ended June 30, 2014 compared with the same period of 2013 primarily due to increased outside services of $0.4 million largely associated with the ImmuMetrix acquisition and audit work, $0.3 million of increased legal fees largely associated with our acquisition of ImmuMetrix, Inc., $0.2 million associated with increases in headcount and related items and $0.1 million consulting fees. Excluding one-time costs associated with our acquisition of ImmuMetrix, we anticipate our general and administrative expenses will increase as we operate as a public company,

Interest Expense, net

Interest expense, net increased by $0.1 million, or 19% for the three months ended June 30, 2014 compared with the same period of 2013, primarily due to interest associated with the $5.0 million Illumina subordinated convertible note issued in April 2014 with interest at 8% and expenses associated with our extension of the interest only period on our long-term debt by six months in August of 2013.

Other Income (Expense), Net

We recorded other income (expense), net of $0.4 million for the three months ended June 30, 2014, compared to a negligible amount of other (expense), net for the same period of 2013. This increase was due to our remeasurement of the estimated fair value of warrants to purchase shares of our convertible preferred stock of $0.3 million and $0.1 million for the derivative bifurcated from our Illumina debt.

Income Tax Benefit

In conjunction with the acquisition of IMX a tax benefit of $1.5 million was recognized during the three months ended June 30, 2014. This benefit resulted from the expectation that amortization of the in-process technology acquired, when completed and placed in service, is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, this asset is expected to be amortized or impaired prior to the expiration of net operating loss carryforwards available to us.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
Revenue:
Testing revenue	$12,544	$10,142
Collaboration and license revenue	156	296

Total revenue	12,700	10,438

Operating expenses:
Cost of testing	4,565	4,243
Research and development	1,512	1,848
Sales and marketing	3,084	3,117
General and administrative	4,111	2,264

Total operating expenses	13,272	11,472

Loss from operations	(572)	(1,034)

Interest expense, net	(1,192)	(1,106)
Other income (expense), net	(163)	(10)

Loss before income taxes	(1,927)	(2,150)
Income tax benefit	1,500	—

Net loss	$(427)	$(2,150)

Testing Revenue

Allomap test results delivered increased by 1,100 or 23% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2013. Testing revenue increased by $2.4 million or 24% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to additional cash collections of $1.3 million and additional volume with accrued payers of approximately $1.2 million.

Collaboration and License Revenue

Collaboration and license revenue decreased by $0.1 million or 47% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to decreased activities with LabCorp, partially offset by increased royalties from CardioDx.

Cost of Testing

Cost of testing increased $0.3 million, or 8% for the six months ended June 30, 2014 compared to the same period in 2013 primarily reflecting increased specimen processing and royalty costs as a result of increased volume and revenue. Royalty expense, included in cost of testing, was $0.7 million for the six months ended June 30, 2014 compared with $0.5 million for the same period in 2013.

Research and Development

Research and development expenses decreased by $0.3 million, or 17%, for the six months ended June 30, 2014 compared to the same period in 2013. The decrease largely reflects lower headcount and related costs of approximately $0.3 million.

Sales and Marketing

Sales and marketing expenses were flat for the six months ended June 30, 2014 compared to the same period in 2013.

General and Administrative

General and administrative expenses increased $1.8 million, or 82%, for the six months ended June 30, 2014 compared with the same period in 2013, primarily due to increased salaries and related items of $0.5 million, increased tax, audit and professional fees of $0.6 million as a result of our acquisition of ImmuMetrix and growth of the business, increased legal costs of $0.5 million largely as a result of our acquisition of ImmuMetrix and Roche arbitration and $0.2 million of increased consulting fees.

Interest Expense, Net

Interest expense, net increased by $0.1 million, or 8%, for the six months ended June 30, 2014 compared with the same period of 2013 primarily due to interest associated with the $5.0 million Illumina subordinated convertible note issued in April 2014 with interest at 8% (see Note 10 to our unaudited consolidated condensed interim financial statements appearing elsewhere in this quarterly report) and our extension of the interest only period on our long-term debt by six months in August of 2013.

Other Income (Expense), Net

We recorded other expense of $0.2 million for the six months ended June 30, 2014, compared to a negligible amount of other expense for the same period of 2013. This increase was primarily due to $0.3 million of other expense for remeasurement of the convertible preferred warrants, partially offset by $0.1 million of other income for remeasurement of the derivative associated with the Illumina subordinated convertible note.

Income Tax Benefit

In conjunction with the acquisition of IMX a tax benefit of $1.5 million was recognized during the three months ended June 30, 2014. This benefit resulted from the expectation that amortization of the in-process technology acquired, when completed and placed in service, is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, this asset is expected to be amortized or impaired prior to the expiration of net operating loss carryforwards available to us.

Cash Flows for the Six Months Ended June 30, 2014 and 2013

The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2014	2013
	(unaudited)
Net cash provided by (used in):
Operating activities	$1,033	$(1,277)
Investing activities	(540)	(36)
Financing activities	2,251	(32)

Net increase (decrease) in cash and cash equivalents	$2,744	$(1,345)

Operating Activities

Net cash provided by (used in) operating activities consisted of net losses adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash provided by operating activities for the six months ended June 30, 2014 was $1.0 million and reflected (i) the net loss of $0.4 million, (ii) net non-cash items using cash $0.6 million, including non-cash income tax benefit in conjunction with business combination of $1.5 million, partially offset by revaluation of warrants to estimated fair value of $0.3 million, amortization of debt discount and non-cash interest expense of $0.3 million and depreciation and amortization of $0.2 million, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $2.1 million. The most significant items comprising the changes in balances of operating assets and liabilities was an increase in unpaid deferred initial public offering costs of $1.9 million included in prepaid and other assets, offset by an increase in accrued and other liabilities of $2.1 million, primarily representing accrued initial public offering costs of $1.1 million, and increased professional fees of $0.7 million. Other significant items comprising the changes in balances of operating assets and liabilities were increased accounts payable of $1.1 million, increased royalties of $0.7 million and decreased accounts receivable of $0.5 million.

Net cash used in operating activities for the six months ended June 30, 2013 was $1.3 million and reflected the net loss of $2.1 million, partially offset by net non-cash items of $0.6 million consisting primarily of depreciation and amortization of $0.4 million and amortization of debt discount and non-cash interest expense of $0.3 million.

The largest contributors to the $2.3 million decrease in net cash used in operating activities for the six months ended June 30, 2014, compared with the same period of 2013, were a lower net loss of $1.7 million, a higher change in accounts receivable of $2.2 million and accrued and other liabilities of $2.3 million, partially offset by an increase in prepaid and other assets, which is largely comprised of deferred initial public offering costs, of $2.0 million, a non-cash tax benefit in connection with business combination of $1.5 million and a decreased change in deferred revenue of $1.1 million. Cash flows from operations in the first six months of 2014 and 2013 were aided by our suspension of royalty payments under our license agreement with Roche Molecular Systems, Inc. As described elsewhere in this quarterly report, we have had past dialogue with Roche regarding the appropriate amount of royalties to be paid under this agreement and are now in arbitration proceedings. The $3.5 million and $2.8 million accrued liability balances at June 30, 2014 and December 31, 2013 reflect the full amount of royalties owed at the stated royalty rate set forth in the agreement, plus interest at those respective dates. We now have an arbitration hearing scheduled for early 2015. As a result, we have reclassified the $3.5 million as of June 30, 2014 to current liabilities.

Investing Activities

During the six months ended June 30, 2014 we used $0.5 million for investing activities, primarily comprised of $0.4 million for our acquisition of ImmuMetrix and $0.2 million to purchase property and equipment. Net cash used for the six months ended June 30, 2013 for investing activities was negligible.

We expect capital expenditures to increase modestly as we expand our research and discovery work to develop new transplant surveillance solutions. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in testing volume and support new surveillance solutions currently being developed.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 of $2.3 million was primarily due to $5.0 million of proceeds from our subordinated convertible debt, net of issuance costs, partially offset by principal payments on our term debt of $1.8 million and payment of initial public offering costs of $0.9 million.

Net cash used in financing activities for the six months ended June 30, 2013 was negligible and consisted of principal payments on capital lease obligations.

Liquidity and Funding Requirements

Since our inception, substantially all of our operations have been financed through the issuance of our convertible preferred stock, the incurrence of debt and cash received from AlloMap revenues. Through June 30, 2014, we have received net proceeds of $151 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, which preferred stock has a carrying value of $135 million, $15.0 million in proceeds from a venture debt loan and approximately $118 million from AlloMap revenues. As of June 30, 2014, we had cash and cash equivalents of $7.9 million and $18.8 million of debt outstanding on our venture debt loan, subordinated convertible debt and capital lease obligations.

In April 2014, we issued a $5.0 million subordinated convertible note (“convertible note”), to Illumina, Inc., which provides for interest at an annual rate of 8.0%. The convertible note matures one year following its issuance with principal and unpaid interest due at that time unless the convertible note is converted prior to the maturity date. Conversion is mandatory in the event of a qualified initial public offering, and the convertible note converted into shares of our common stock on our IPO in July 2014 at a conversion price per share equal to $10.00.

We expect to use the net proceeds of approximately $35.5 million from our IPO for research and development, including research aimed at expanding the clinical utility of AlloMap and the development of new solutions for the surveillance of heart and kidney transplant, sales and marketing activities, general and administrative expenses and for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current agreements or commitments with respect to any such acquisition or investment.

We currently anticipate that our cash and cash equivalents, cash receipts from AlloMap testing, and net proceeds from our IPO, will be sufficient to enable us to fund our operations for at least the next 18 months. We cannot be certain that any of our development of new transplant surveillance solutions will be successful or that we will be able to raise sufficient additional funds, if necessary, to see these programs through to a successful result.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risk and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Registration Statement on Form S-1/A for the year ended December 31, 2013 filed with the SEC.

Factors Affecting Our Performance

The Number of AlloMap Tests We Receive and Report

The growth of our business is tied to the number of AlloMap tests we receive and report. Historically, less than two percent of tests received are not reported due to improper sampling or damage in transit or other causes. We incur costs of collecting and shipping all samples and a portion of the costs where we cannot ultimately issue a score report. As a result, the number of samples received largely directly correlates to the number of score reports.

How We Recognize Revenue

Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allows us to recognize the related revenue on an accrual basis. For the three months ended June 30, 2014 and 2013 38% and 33% of our revenue was recognized when cash was received. For the six months ended June 30, 2014 and 2013 38% and 35% of our revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded, and for a portion of our tests, we may never realize revenue.

Additionally, as we commercialize new products, we will need to achieve our revenue recognition criteria for each payer for each new product prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payers is difficult to predict, we expect our revenue may fluctuate significantly in any given quarter. In addition, even if we begin to accrue larger amounts of revenue related to AlloMap, when we introduce new products, we do not expect we will be able to recognize revenue from new products on an accrual basis for some period of time.

Continued Adoption of and Reimbursement for AlloMap

Our reimbursement rate has steadily increased over time since the launch of AlloMap, as payers adopt coverage policies and fewer payers consider AlloMap as experimental and investigational. The rate at which our tests are covered and reimbursed has, and is expected to continue to vary by payer. As of June 30, 2014, we had been reimbursed for approximately 79% of AlloMap results delivered in the twelve months ended December 31, 2013. Reimbursement performance is reviewed using a lagging metric of six months as any period less than this is considered not to be reflective of future performance, as the reimbursement process can take six months or more to complete depending on the payer. Revenue growth depends on our ability to achieve broader reimbursement from third party payers, to expand the number of tests per patient and the base of ordering physicians.

Development of Additional Products

We rely on sales of AlloMap to generate the majority of our revenue. Our product development pipeline includes other surveillance solutions for organ transplant recipients to help clinicians make personalized treatment decisions throughout a transplant patient’s lifetime. Accordingly, we expect to invest in research and development in order to develop additional products. Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

Timing of Research and Development Expenses

Our spending on experiments may vary substantially from quarter to quarter. We also spend to secure clinical samples that can be used in discovery, product development, clinical validation, utility and outcome studies. The timing of these research and development activities is difficult to predict. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products as well as on-going clinical and outcome studies to further the published evidence to support our commercialized AlloMap test. Spending on research and development for both experiments and studies, may vary significantly by quarter depending on the timing of these various expenses.

Contractual Obligations

During the three months ended June 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance during the first quarter of 2014 and such adoption did not have a material impact on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $7.9 million at June 30, 2014, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

All of our revenues are recognized in U.S. dollars. Upfront payments received from the collaboration agreement in the European Union (see Note 9 to our unaudited financial statements included elsewhere in this document) were paid in foreign currency and converted to U.S. dollars. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. Although the impact of currency fluctuations on our financial results has been immaterial to date, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Prior to our initial public offering on July 16, 2014, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In reviewing our preliminary purchase accounting and supporting analyses related to our pending acquisition of ImmuMetrix, Inc., we identified a material weakness in our internal control over financial reporting. The material weakness related to our internal controls over financial reporting pertaining to complex accounting in connection with a business combination. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses involved aspects of our proposed purchase accounting for our ImmuMetrix acquisition that required adjustment, including adjustments to valuation primarily relating to in-process technology, deferred income tax liability related to acquired in-process technology and goodwill.

We are in the process of implementing measures designed to improve our internal control over financial reporting. We hired a new Chief Financial Officer, added an experienced finance executive to our audit committee and have identified several potential candidates with experience preparing periodic reports under the Securities Exchange Act for the position of our controller. While we believe that our efforts will be sufficient to remediate the material weakness and prevent further internal control deficiencies, we cannot assure you that our remediation efforts will be successful.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2004, we entered into a license agreement with Roche Molecular Systems, Inc., or Roche, that grants us the right to use PCR and quantitative real-time PCR for use in clinical laboratory services, including for use in connection with AlloMap. This is a non-exclusive license agreement in the United States covering the claims in multiple Roche patents. We have disputed the royalty rate Roche seeks to charge under the agreement, and we have been withholding payment of such royalties pending resolution of this matter. Among other things, we believe that Roche failed to adequately consult with us, as required under the agreement, prior to setting the royalty rate and that the royalty rate fails to reflect the value contributed by the licensed services. On February 11, 2014 Roche filed a demand for arbitration with the American Arbitration Association seeking a declaration that we have materially breached the Roche license agreement by failing to report and pay royalties owing to Roche in respect of licensed services performed by us after July 1, 2011. Roche seeks damages in the form of unpaid royalties from July 1, 2011 to March 31, 2013 of $1,805,775 plus interest of $84,928 and royalties in an unspecified amount from April 1, 2013 to present, which, based upon the royalty rate currently in the license agreement, we would estimate to be an additional $1,634,831 through June 30, 2014. We responded to the Roche demand on March 14, 2014. A preliminary conference with the arbitration panel was held on June 24, 2014 and a hearing has now been scheduled for early 2015. While we believe we have meritorious defenses to Roche’s claims, which we plan to fully pursue in the arbitration, we have fully reserved the amount of these unpaid royalties on our balance sheets, and the amount of these unpaid royalties has been reflected as an expense in our income statements in the periods to which the royalties relate.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospectus, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which are incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 17, 2014, we issued and sold a subordinated convertible note in the aggregate principal amount of $5,000,000 to Illumina, Inc. Upon completion of this offering, this subordinated convertible note is convertible into the number of shares of common stock obtained by dividing the principal amount, plus accrued but unpaid interest, by the lesser of the initial public offering price per share and $21.78.

On June 10, 2014, we issued 888,135 shares of our Series G preferred stock in connection with our acquisition of ImmuMetrix, Inc. to 33 former stockholders of ImmuMetrix. This issuance did not involve underwriters, underwriting discounts or commissions or any public offering. We believe that this issuance was be exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. There was no advertising, general promotion or other marketing undertaken in connection with the issuance. All stockholders confirmed that they were acquiring the securities for investment purposes only and not for the purpose of further distribution. We used investor suitability questionnaires to determine whether such stockholders had the financial ability to bear the risk of investing in a private company, and, either alone, or together with their purchaser representative, had the ability to evaluate the merits and risks of an investment in our stock. Each stockholder made representations and warranties to us with respect to its knowledge and experience in financial and business matters, its ability to bear the economic risk of its investment, its intent to hold the securities for its own account for investment and not with a view to or for resale, and the absence of a present intent to sell or distribute such securities. Restrictive legends were affixed to the stock certificates and instruments issued in this transaction. Also, in June 2014, we assumed options to purchase 23,229 shares of our Series G preferred stock in connection with the acquisition of ImmuMetrix.

Use of Proceeds from the Sale of Registered Securities

On July 16, 2014, our registration statement on Form S-1 (File No. 333-196494) relating to the initial public offering (the “IPO”) of our common stock was declared effective by the SEC. The IPO closed on July 22, 2014, at which time we sold 4,000,000 shares, and in August 2014 the underwriters partially exercised their overallotment option, at which time we sold an additional 220,000 shares. We received net cash proceeds of approximately $35.5 million from the IPO, including the subsequent partial overallotment exercise, net of underwriting discounts and commissions and expenses paid by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of our equity securities, or to their associates, or to our affiliates. Piper Jaffray and Leerink Partners acted as joint book-running managers and Raymond James and Mizuho Securities acted as co-managers for the offering.

We hold the proceeds received from our initial public offering as cash, cash equivalents and marketable securities and intend to continue to invest the funds in short-term marketable securities, including U.S. government, government agency and corporate debt securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the U.S. Securities and Exchange Commission on July  18, 2014 pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: August 28, 2014	By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth E. Ludlum
Kenneth E. Ludlum
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated May 17, 2014, by and between the CareDx, Inc., Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent. (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-196494), filed on June 3, 2014).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 9, 2014, by and between the CareDx, Inc., Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent. (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-196494), filed on June 25, 2014).

3.1	Amended and Restated Certificate of Incorporation of CareDx, Inc.

3.4	Amended and Restated Bylaws of CareDx, Inc.

10.16	Subordinated Convertible Promissory Note, dated April 17, 2014, by and between the Registrant and Illumina, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-196494), filed on June 3, 2014).

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.