Form 10-Q
period 2015-03-31
CareDx, Inc.
filed 2015-05-14
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

There were 11,837,866 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2015.

CareDx, Inc.

2 of 29

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$38,985	$36,431
Accounts receivable	1,794	2,687
Inventory	775	686
Prepaid and other assets	747	542

Total current assets	42,301	40,346
Property and equipment, net	2,174	1,968
Intangible assets, net	6,650	6,650
Goodwill	12,005	12,005
Restricted cash	147	147
Other noncurrent assets	—	25

Total assets	$63,277	$61,141

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,371	$1,128
Accrued payroll liabilities	1,295	1,684
Accrued and other liabilities	1,810	1,616
Accrued royalties	255	241
Deferred revenue	488	505
Current portion of long-term debt	1,056	5,961

Total current liabilities	6,275	11,135
Deferred rent, net of current portion	1,619	1,684
Deferred revenue, net of current portion	458	471
Long-term debt, net of current portion	14,609	5,451
Contingent consideration	821	1,074
Other Liabilities	28	28

Total liabilities	23,810	19,843
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2015 and December 31, 2014; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 100,133,900 and 100,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; 11,816,796 and 11,803,970 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	12	12
Additional paid-in capital	201,104	200,661
Accumulated deficit	(161,649)	(159,375)

Total stockholders’ equity	39,467	41,298

Total liabilities and stockholders’ equity	$63,277	$61,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

3 of 29

CareDx, Inc.

Condensed Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Testing revenue	$7,096	$5,834
Collaboration and license revenue	120	90

Total revenue	7,216	5,924

Operating expenses:
Cost of testing	2,711	2,162
Research and development	1,421	720
Sales and marketing	2,023	1,474
General and administrative	2,705	1,795
Change in estimated fair value of contingent consideration	(253)	—

Total operating expenses	8,607	6,151

Loss from operations	(1,391)	(227)

Interest expense, net	(827)	(548)
Other expense, net	(54)	(529)

Net loss	$(2,272)	$(1,304)

Net loss per share (Note 3):
Basic and diluted	$(0.19)	$(1.29)

Shares used to compute net loss per share:
Basic and diluted	11,814,467	1,011,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

4 of 29

CareDx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(2,272)	$(1,304)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	165	106
Stock-based compensation	280	48
Amortization of deferred revenue	(29)	(17)
Amortization of debt discount and non-cash interest expense	407	153
Revaluation of contingent consideration to estimated fair value	(253)	—
Revaluation of warrants to estimated fair value	—	528
Changes in operating assets and liabilities:
Accounts receivable	893	177
Inventory	(88)	(207)
Prepaid and other assets	(180)	(1,570)
Accounts payable	242	163
Accrued payroll liabilities	(389)	(560)
Accrued royalties	14	—
Accrued and other liabilities	196	2,663

Net cash (used in) provided by operating activities	(1,014)	180
Investing activities:
Purchase of property and equipment	(364)	(19)

Net cash used in provided by investing activities	(364)	(19)
Financing activities:
Proceeds from debt, net of issuance costs	15,625	—
Proceeds from exercise of stock options	11	4
Principal payments on debt and capital leases	(11,704)	(456)

Net cash provided by (used in) financing activities	3,932	(452)
Net increase (decrease) in cash and cash equivalents	2,554	(291)

Cash and cash equivalents at beginning of period	36,431	5,128

Cash and cash equivalents at end of period	$38,985	$4,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

5 of 29

CareDx, Inc.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION

CareDx, Inc., (“CareDx” or the “Company”) is a commercial stage company that develops, markets and delivers a diagnostic surveillance solution for heart transplant recipients to help clinicians make personalized treatment decisions throughout a transplant patient’s lifetime. The Company’s commercialized testing solution, the AlloMap heart transplant molecular test (“AlloMap”), an FDA-cleared test, is a blood-based test used to monitor acute cellular rejection in heart transplant recipients. The Company was incorporated in Delaware in December 1998, as Hippocratic Engineering, Inc. In April 1999, the Company changed its name to BioCardia, Inc., in June 2002 to Expression Diagnostics, Inc., in July 2007 to XDx, Inc. and in March 2014 to CareDx, Inc. The Company’s operations are based in Brisbane, California and it operates in one segment.

Reverse Stock Split, and Increase in Authorized Shares

On July 1, 2014, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation to reflect a 1 for 6.85 reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock and convertible preferred stock. The Reverse Stock Split became effective July 14, 2014. The par value per share was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding shares of common stock, convertible preferred stock, options and warrants to purchase common or preferred stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed on March 31, 2015 with the SEC.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the unaudited condensed financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to (i) revenue recognition, (ii) the differences between amounts billed and estimated receipts from payers, (iii) the determination of the accruals for clinical studies, (iv) the determination of refunds to be requested by third-party payers,

6 of 29

(v) the fair value of assets and liabilities, (vi) the valuation of warrants to purchase convertible preferred stock, (vii) the determination of fair value of the Company’s common stock, (viii) the fair value of contingent consideration in a business acquisition, (ix) the fair value of the embedded features associated with the subordinated convertible note, (x) the determination of the valuation allowance and estimated tax benefit associated with deferred tax assets and net deferred tax liability, (xi) any impairment of long-lived assets including in-process technology and goodwill and (xii) legal contingencies. Actual results could differ from those estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s policy is to invest its cash and cash equivalents in money market funds, obligations of U.S. government agencies and government-sponsored entities, commercial paper, and various bank deposit accounts. These financial instruments were held in Company accounts at two financial institutions. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets which may be in excess of insured limits.

The Company is also subject to credit risk from its accounts receivable which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers. For the three months ended March 31, 2015 and 2014, approximately 52%, and 50%, respectively, of testing revenue was derived from Medicare. No other payers represented more than 10% of testing revenue for these periods. At March 31, 2015 and December 31, 2014 approximately 57% and 78%, respectively, of accounts receivable was from Medicare. No other payer represented more than 10% of accounts receivable at March 31, 2015 and December 31, 2014.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds and checking accounts.

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

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the convertible preferred stock warrant liability and contingent consideration liability represent their fair values.

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

7 of 29

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

During the three months ended March 31, 2015, the Company changed its revenue recognized from two of its payers from a cash basis to an accrual basis based on the Company’s consistent history of obtaining reimbursement from these two payers. The impact of this change in accounting estimate is to increase revenues by $100,000 and to change loss per share from $0.20 to $0.19 for the three months ended March 31, 2015.

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

8 of 29

Transaction costs associated with these acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Stock-based Compensation

The Company uses the Black-Scholes option pricing model (“Black-Scholes Model”), which requires the use of estimates such as stock price volatility and expected option lives, to value employee stock options. The Company estimates the expected option lives using historical data, volatility using data of similar companies in the diagnostics industry, risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option lives, and dividend yield based on the Company’s expectations and historical data.

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

Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes Model and is recorded over the service performance period. Options subject to vesting are required to be periodically remeasured over their service performance period, which is generally the same as the vesting period.

Warrants

The Company had freestanding warrants enabling counterparties to purchase shares of its convertible preferred stock which were converted to warrants to purchase common stock on the Company’s IPO date.

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

The Company has issued warrants to purchase shares of its common stock in connection with financing activities (see Note 9). The Company accounts for these warrants as equity at fair value on the date the warrants are issued. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant.

Comprehensive Loss

Net loss and comprehensive loss are the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning January 1, 2016. Early adoption of ASU 2015-03 is permitted and the Company adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of March 31, 2015 and December 31, 2014 were $188,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of March 31, 2015 and December 31, 2014 were $245,000 and $11,000, respectively. There is no impact from the adoption of ASU 2015-03 on the unaudited condensed statements of operations or in the loss per share calculations.

9 of 29

3. NET LOSS PER SHARE

Basic and net loss per share has been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,272)	$(1,304)

Shares used to to compute net loss per common share, basic and diluted	11,814,467	1,011,980

Net loss per common share, basic and diluted	$(0.19)	$(1.29)

The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive:

	Three Months Ended March 31,
	2015	2014
Shares of common stock subject to outstanding options	1,436,429	547,731
Shares of common stock subject to conversion from common stock warrants	576,096	82,190
Shares of common stock subject to conversion from preferred stock	—	5,160,085
Shares of common stock subject to conversion from preferred stock warrants	—	541,613

Total shares of common stock equivalents	2,012,525	6,331,619

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

10 of 29

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$35,641	$—	$—	$35,641

Liabilities
Contingent consideration	$—	$—	$821	$821

	December 31, 2014
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$36,779	$—	$—	$36,779

Liabilities
Contingent consideration	$—	$—	$1,074	$1,074

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Level 3
	Contingent Consideration Liability	Warrants to Purchase Convertible Preferred Stock	Derivative Liability Related to Subordinated Convertible Note	Total
Balance as of December 31, 2013	—	525	—	525
Issuance of financial instruments	2,313	—	239	2,552
Change in estimated fair value	(1,239)	14	(239)	(1,464)
Reclassification to stockholders’ equity	—	(539)		(539)

Balance as of December 31, 2014	1,074	—	—	1,074
Change in estimated fair value	(253)	—	—	(253)

Balance as of March 31, 2015	$821	$—	$—	$821

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•	Money market funds - Investments in money market funds are classified within Level 1. At March 31, 2015 and December 31, 2014, money market funds were included on the balance sheets in cash and cash equivalents.

•	Contingent consideration - As of March 31, 2015, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of ImmuMetrix, Inc. in conjunction with the Company’s acquisition of ImmuMetrix, Inc. (see Note 11). The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s 65% estimate at March 31, 2015 and December 31, 2014 of the probability of success. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value each reporting date, and the change in estimated fair value is recorded to a component of operating expenses until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability.

11 of 29

•	Warrants to purchase convertible preferred stock—Prior to the Company’s IPO, the Company’s warrants to purchase convertible preferred stock were classified as Level 3. The valuation of the warrants used assumptions that are inherently subjective and involve significant management judgment. The significant unobservable input used in the fair value measurement of the warrant liability was the fair value of the underlying convertible preferred stock at the valuation remeasurement date. Generally, increases (decreases) in the fair value of the underlying stock would result in a directionally similar impact to the fair value measurement of the preferred stock warrants. A change in estimated fair value of $528,000 was recognized in other expense, net in the statement of operations for the three months ended March 31, 2014. Upon the Company’s IPO in July 2014 certain warrants to purchase convertible preferred stock were converted into warrants to purchase common stock which were reclassified to equity and are no longer subject to remeasurement, while other warrants to purchase convertible preferred stock expired pursuant to their terms.

•	Derivative liability related to subordinated convertible note—On April 17, 2014, the Company issued a $5.0 million subordinated convertible promissory note to Illumina, Inc. that had some features that constituted embedded derivatives. The Company determined that the optional conversion or repayment upon a change in control is an equity call option with a potentially variable value to be received and meets the definition of a derivative which would be required to be bifurcated. The estimated fair value of this embedded derivative was affected by the estimated probability assigned to the various scenarios for the host instrument. As of April 17, 2014, management estimated repayment upon a change in control within the loan term at a 10% probability. As of June 30, 2014 management estimated repayment upon a change in control within the loan term at a 5% probability. The $239,000 original estimated fair value of the embedded derivative liability was included in accrued and other liabilities. At June 30, 2014, the fair value of the derivative was remeasured to $120,000, resulting in a gain of $119,000, which was recorded in other income in the statement of operations for the three months ended June 30, 2014. Upon the Company’s IPO in July 2014, the subordinated convertible note was converted into common stock, and so the embedded conversion option was extinguished. Accordingly, the fair value of the derivative became $0, and a gain of $120,000 was recorded in other income. The significant unobservable input used in the fair value measurement of the derivative liability was the probability assigned to the various scenarios. Generally, increases (decreases) in the probability of the factors primarily impacting the valuation would result in a directionally similar impact to the fair value measurement of the derivative liability. Changes in estimated fair value were recognized in other income (expense) on the statements of operations.

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

5. INVENTORIES

The following table summarizes the Company’s inventories (in thousands):

	March 31,	December 31,
	2015	2014
Finished Goods	$323	$277
Raw Materials	452	409

Total Inventory	$775	$686

6. ACCRUED AND OTHER LIABILITIES

The following table represents the components of accrued and other liabilities (in thousands):

	March 31,	December 31,
	2015	2014
Professional fees	$378	$273
Test sample processing fees	348	318
Accrued overpayments and refunds	147	146
Clinical Studies	218	144
Deferred rent – current portion	216	202
Capital leases – current portion	64	70
Other accrued expenses	439	463

Total accrued and other liabilities	$1,810	$1,616

12 of 29

7. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In November 2004, the Company entered into a license agreement with Roche Molecular Systems, Inc., or Roche, that grants the Company the right to use certain Roche technology relating to polymerase chain reaction, or PCR, and quantitative real-time PCR, in clinical laboratory services, including in connection with AlloMap. This is a non-exclusive license agreement in the United States covering claims in multiple Roche patents. The Company had disputed the combination services percentage Roche sought to apply under the agreement. The combination service percentage is a multiplier used to calculate royalties where licensed services are sold in combination with other services. From July 2011 through September 2014, the Company withheld payment of such royalties pending resolution of the matter. On February 11, 2014, Roche filed a demand for arbitration with the American Arbitration Association seeking a declaration that the Company had materially breached the Roche license agreement by failing to report and pay royalties owing to Roche in respect of licensed services performed by the Company after July 1, 2011. Since July 1, 2011, the Company fully accrued the unpaid royalties on the balance sheets, and the amount of the unpaid royalties has been reflected as an expense in the Company’s statements of operations in the periods revenue was recorded to which the royalties relate.

In September 2014, the Company entered into a settlement and mutual release agreement with Roche whereby: (i) for the period beginning July 1, 2011 through June 30, 2014, the Company agreed to pay the amount of $2,827,220 in settlement of past royalties due; (ii) for the period beginning July 1, 2014 through September 30, 2014, the Company agreed to pay royalties based on the same combination services percentage used to determine the past royalties due; (iii) for the period beginning October 1, 2014 through September 30, 2017, Roche and the Company agreed to a downward adjustment of the combination services percentage used to determine the portion of the AlloMap testing revenue that is royalty bearing under the terms of the license; (iv) the Company agreed to report and pay quarterly royalties within 45 days of the end of each calendar quarter; (v) Roche agreed that, subject to the Company’s timely payment of all applicable royalties through such date, no further royalties will be payable by the Company for periods after September 30, 2017; (vi) the Company and Roche agreed to mutually release all claims under the license agreement through the settlement date; and (vii) Roche agreed to dismiss the arbitration claims. For all time periods, the contractual royalty rate in the license agreement was or will be applied to the applicable combination services percentage to determine the royalties’ payable for the AlloMap service.

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the statements of operations. For the three months ended March 31, 2015 and 2014, royalty expenses in connection with the Roche agreement were $255,000 and $315,000, respectively.

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

8. COLLABORATION AND LICENSING AGREEMENTS

Laboratory Corporation of America Holdings (“LabCorp”)

In April 2012, CareDx and LabCorp entered into a collaboration and license agreement (“2012 Agreement”) to develop a lupus flare predictor test. The agreement provided for CareDx to license technology to LabCorp. Of the total arrangement consideration, the fair value of the license was assessed to be $1.0 million. The license term in the 2012 Agreement was the later of 10 years from the date of the agreement or the expiration of the last-to-expire patents and patent applications included in the CareDx technology licensed to LabCorp, unless the license was terminated by mutual agreement. The agreement provided that CareDx and LabCorp would share equally the costs of developing the lupus flare predictor test; however LabCorp’s share of the development cost was subject to certain limits at each stage of the arrangement.

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

13 of 29

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

During the three months ended March 31, 2015 and 2014, the Company recognized $0 and $29,000, respectively, in revenue under this arrangement, which consisted of amortization of the upfront license fee of $0 and $15,000, respectively, and reimbursement of research and development expenses of $0 and $14,000, respectively. Such revenues are included in collaboration and license revenue on the unaudited condensed statements of operations.

Included in research and development expenses were $0 and $29,000 for the three months ended March 31, 2015 and 2014, respectively, for development costs associated with the 2012 Agreement.

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

Commercial sales began in the EEA in June 2014. Total revenues recognized from this arrangement for the three months ended March 31, 2015 was $27,000.

CardioDx, Inc. (“CDX”)

In 2005, the Company entered into a services agreement with what at the time was a related party, CDX, whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license under certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company of a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Two board members of CDX serve on the Company’s board of directors and are affiliated with stockholders of the Company. Royalty revenues, recorded when earned, were $90,000 and $58,000 for the three months ended March 31, 2015 and 2014, respectively, and are included in collaboration and license revenue on the condensed statements of operations. The Company had receivable balances from CDX of $90,000 and $54,000 at March 31, 2015 and December 31, 2014, respectively.

9. DEBT

On January 30, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (the “Lender”) which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first advance of $16.0 million (“Draw A”) on January 30, 2015. Under the terms of the Loan Agreement, following a six month period from the closing date and until any time before December 31, 2015, the Company may, at its option, borrow from the lender a second advance of $4.0 million (“Draw B”), subject to the Company’s satisfaction of certain conditions described in the Loan Agreement. Draw A was used to pay-off the Company’s existing term debt of $11.3 million. A loss on extinguishment of debt of $0.6 million costs from the previous loan due to a termination fee and unamortized debt issuance was recognized as interest expense during the three months ended March 31, 2015. Draw A and Draw B each bear interest at a daily floating rate equal to 2.00%, plus the greater of (i) 3.25% or (ii) the prime rate published by the lender.

14 of 29

The maturity date of the loan is December 1, 2018. Principal amortization of the loan begins on January 1, 2016 with the loan being payable in 36 equal monthly installments. The principal amortization may be deferred until July 1, 2016 and payable in 30 equal monthly installments, if on December 31, 2015, the Company has achieved certain revenue milestones as described in the Loan Agreement.

A fully non-refundable commitment fee of $160,000 was paid on January 30, 2015 when Draw A for $16 million was received. An additional $40,000 loan fee will be payable when Draw B for $4 million is received. The loan has no prepayment penalty. Commitment fees are included in debt issuance costs which are amortized to interest expense using the effective interest method over the term of the loan. Debt discount and issuance costs, current, as of March 31, 2015 and December 31, 2014 were $188,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of March 31, 2015 and December 31, 2014 were $245,000 and $11,000, respectively.

In connection with the Loan Agreement, the Company agreed to issue to the Lender warrants to purchase shares of the Company’s common stock upon the drawdown of each advance in an amount equal to 1.5% of the amount drawn, divided by the exercise price per share for that tranche. The warrants are reflected as a discount to the debt. As a result of Draw A, the Company issued to the lender a warrant to purchase an aggregate of 34,483 shares of the Company’s common stock, at an exercise price equal to $6.96 per share. The fair value of the warrants was estimated to be $90,000 on January 30, 2015, using the Black-Scholes Model with the following assumptions: expected volatility of 39.83%, a contractual term of 5 years, risk-free interest rate of 1.18%, underlying common stock price of $7.06, and dividend yield of 0%. The warrants are included in stockholders’ equity with the offset to debt discount that is amortized over the term of the loan using the effective interest method. The warrants are not subject to remeasurement.

The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property and contains customary affirmative and negative covenants including financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. At March 31, 2015, the Company was in compliance with all loan covenants.

10. STOCK INCENTIVE PLANS

Stock Option Plans

Prior to its IPO, the Company had one active stock option plan, the 2008 Equity Incentive Plan (“2008 Plan”), one assumed stock option plan, the ImmuMetrix 2014 Equity Incentive Plan, and one terminated stock option plan, the 1998 Stock Plan.

Upon its IPO, the Company reserved 838,695 shares of common stock for issuance under a new 2014 Equity Incentive Plan (“2014 Plan”). The shares reserved for issuance under the 2014 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options, provided that the maximum number of shares that may be added to the 2014 Plan thereby is limited to a maximum of 865,252 shares. The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each year equal to the lesser of:

•	357,075 shares

•	4.0% of the outstanding shares of common stock as of the last day of the immediately preceding year; or

•	such other number of shares as the Company’s board of directors may determine.

The following table summarizes option activity and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- average Exercise Price
Balance—December 31, 2014	722,906	1,031,804	$7.36
Additional options authorized	357,075	—	—
Granted	(423,548)	423,548	6.58
Exercised	—	(4,549)	2.42
Forfeited	14,374	(14,374)	9.53

Balance—March 31, 2015	670,807	1,436,429	$7.12

15 of 29

Options outstanding and exercisable that have vested or are expected to vest as of March 31, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	471,025	$3.53	6.47	$1,367
Expected to Vest	965,404	8.88	9.37	272

Total	1,436,429			$1,639

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2015 for stock options that were in-the-money. The fair market value of the Company’s common stock as of March 31, 2015 was $5.55 per share.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2015 using the Black-Scholes Model was $2.76 per share.

Valuation Assumptions

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	6.0	4.6
Expected volatility	41.04%	40.68%
Risk-free interest rate	1.91%	1.55%
Expected dividend yield	—	—

Restricted Stock Units

The Company’s 2014 Plan allows restricted stock units (“RSUs”) to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. RSUs were granted by the Company for the first time in March 2015.

Unvested RSU activity for the three months ended March 31, 2015 is summarized below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested balance at December 31, 2014	—	—
Granted	114,400	$6.49
Vested	—	—
Forfeited	(300)	6.49

Unvested balance at March 31, 2015	114,100	$6.49

16 of 29

The Company’s results of operations include expense relating to employee and nonemployee stock-based payment awards from stock options and RSUs are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of testing	$14	$1
Research and development	49	1
Sales and marketing	18	—
General and administrative	199	46

	$280	$48

At March 31, 2015, there was approximately $3.9 million of total unrecognized stock-based compensation from stock option and RSU grants, net of estimated forfeitures, related to non-vested stock option and RSUs granted that will be recognized on a straight-line basis over the remaining vesting period of 3.3 years.

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

The Company acquired all of the issued and outstanding capital stock of IMX for the total estimated purchase price of $17.2 million consisting of $600,000 in cash; 911,364 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $14.2 million, including 23,229 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $369,000 as a result of the Company’s assumption of IMX outstanding stock options; and an additional payment of 227,845 shares of CareDx Series G convertible preferred stock if a future milestone is achieved. The Agreement provides that the milestone will be achieved if the Company completes 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients in the United States no later than six years after the closing date of the acquisition. All shares of Series G Preferred Stock and options to acquire Series G Preferred Stock converted into common stock and options to acquire common stock, respectively, immediately prior to the closing of the Company’s initial public offering. The additional shares to be paid for the achievement of the milestone will also be issued in common stock. The fair value of this contingent consideration was $2.3 million at the acquisition date, $1.1 million at December 31, 2014 and $821,000 at March 31, 2015.

The intellectual property acquired includes an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using cfDNA. The license provides for the Company to pay royalties to Stanford University on sales of the Company’s cfDNA tests.

IMX’s post-acquisition results of operations for the three months ending March 31, 2015 are included in the Company’s condensed statements of operations.

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

Three Months Ended March 31,
2014
Net revenue	$5,924

Net loss	$(1,770)

Net loss per common share - basic and diluted	$(1.75)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and IMX, reflecting the Company’s and IMX’s results of operations for the three month periods ended March 31, 2014. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma financial

17 of 29

information reflects: (a) the removal of acquisition-related costs of $54,000 incurred by both CareDx and IMX for the three months ended March 31, 2014 which were included in general and administrative expenses and b) The addition of $82,000 in research and development expenses for the three months ended March 31, 2014 which are primarily salaries, benefits and fees for IMX employees and consultants retained after the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

18 of 29

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

Since the launch of AlloMap in January 2005 we have performed more than 67,000 commercial AlloMap tests, including more than 11,000 tests in 2014, in our Brisbane, California laboratory. In 2014, the test was used in 110 of the approximately 129 heart transplant management centers in the U.S. We believe that there is an opportunity for AlloMap outside of the U.S. and through recent partnerships we have expanded the AlloMap offering to Europe and Canada. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in AlloMap testing volume.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests, which represented 98% of our total revenues for the three months ended March 31, 2015 and 2014. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of March 31, 2015, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

As of March 31, 2015 and 2014, the number of tests for which results were delivered and billed, but for which the associated revenue had not been recognized because our revenue recognition criteria were not met, and taking into account claim status and possibility of collection, was approximately 3,400 and 3,200, respectively. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected.

Collaboration and License Revenue

Revenue from our collaboration and license agreements was not more than 2% of total revenues for each period presented. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, contingent payments based on the occurrence of specified events under the agreements, license fees and royalties on sales of products or product candidates if they are successfully commercialized. Our performance obligations under the collaboration and license agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees with the collaboration partners. We make judgments that affect the periods over which we recognize revenue. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any change in estimated periods of performance on a prospective basis.

Cost of Testing

Cost of testing reflects the aggregate costs incurred in delivering our AlloMap test results to clinicians. The components of our cost of testing are materials and service costs, direct labor costs, including stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties. Due to the significant fixed costs of testing, cost per test and gross margin are sensitive to changes in test volume. Costs associated with performing tests (except royalties) are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. Royalties incurred for licensed

19 of 29

technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing at the time the test revenues are recognized. Royalties included in cost of testing are associated with a license from Roche Molecular Systems, Inc. (“Roche”). In September 2014, we agreed with Roche to a downward adjustment of the royalty rate. As part of this agreement, no further royalties will be payable by us for periods after September 30, 2017. For more information about the Roche royalty payments, see Note 7 to the unaudited condensed financial statements included in this Quarterly Report.

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

Change in Fair Value of Contingent Consideration

The consideration for our business combination with ImmuMetrix, Inc. includes a future payment that is contingent upon the achievement of a specified milestone. We recorded a contingent consideration liability at its fair value in June 2014, at the acquisition date. We revalue our contingent consideration obligation each reporting period. Changes in the fair value of our contingent consideration obligation are recognized as a component of operating expense within our condensed statements of operations.

Interest Expense, Net

Interest expense, net is associated with borrowings under our loan agreements.

Other Expense, Net

For the three months ended March 31, 2014, other expense, net is primarily associated with the remeasurement of the estimated fair value of warrants to purchase shares of our convertible preferred stock which were converted to common stock warrants upon the closing of our initial public offering on July 22, 2014. For the three months ended March 31, 2015, other expense, net is primarily state franchise taxes.

20 of 29

Results of Operations

	Three Months Ended March 31,
	2015	2014
Allomap results delivered	3,111	2,793
Revenue:
Testing revenue	$7,096	$5,834
Collaboration and license revenue	120	90

Total revenue	7,216	5,924
Operating expenses:
Cost of testing	2,711	2,162
Research and development	1,421	720
Sales and marketing	2,023	1,474
General and administrative	2,705	1,795
Change in estimated fair value of contingent consideration	(253)	—

Total operating expenses	8,607	6,151

Loss from operations	(1,391)	(227)
Interest expense, net	(827)	(548)
Other expense, net	(54)	(529)

Net loss	$(2,272)	$(1,304)

Testing Revenue

Testing revenue increased by $1.2 million, or 22%, for the three months ended March 31, 2015 compared to the same period of 2014. AlloMap test results delivered increased by approximately 320, or 11%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase primarily reflects higher test volume among payers for whom we recognize revenue on an accrual basis of approximately $1.0 million, including additional Medicare volume of approximately $0.8 million. The increase in testing revenue also reflects incremental cash collected primarily from Medicaid and other cash payers of approximately $0.2 million.

Collaboration and License Revenue

Collaboration and license revenue increased by approximately $30,000, or 33%, for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in royalties of $30,000 from the CardioDx license arrangement.

Cost of Testing

Cost of testing increased by approximately $0.5 million, or 24%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily a result of increased expenditures on laboratory materials of $320,000 and increased headcount related costs of $180,000.

Research and Development

Research and development expenses increased by $0.7 million, or 98%, for the three months ended March 31, 2015 compared with the same period in 2014. The increase was primarily due to an increase in headcount related expenses of $0.4 million, increased expenditure of $0.2 million in the area of cell-free DNA technology and an increase in expenditure of $0.1 million in various research and development activities. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to develop our cell-free DNA technology, particularly with respect to the Circulating Donor-Derived Cell-Free DNA in blood for diagnosing Acute Rejection in Kidney Transplant Recipients (DART) study, as well as clinical outcomes studies for AlloMap and new tests, if and when developed.

21 of 29

Sales and Marketing

Sales and marketing expenses increased by approximately $0.5 million, or 37%, for the three months ended March 31, 2015 compared with the same period in 2014. The increase was primarily related to increased headcount and consulting expenses of $0.3 million, and an increase of $0.2 million in marketing programs such as physician forums and speaker programs. We expect sales and marketing expenses to increase in the future as we continue to expand our presence in the diagnostic surveillance market.

General and Administrative

General and administrative expenses increased by approximately $0.9 million, or 51%, for the three months ended March 31, 2015 compared with the same period of 2014 primarily due to a $0.4 million increase in employee costs, increased audit fees of $0.2 million, increased professional and consulting expenses of $0.2 million, and increased expenses of $0.2 million associated with being a public company, which were offset in part by decreased recruiting costs of $0.1 million. We anticipate our general and administrative expenses will increase as we continue to operate as a public company.

Change in Fair Value of Contingent Consideration

The consideration for our business combination with ImmuMetrix, Inc. includes a future payment that is contingent upon the achievement of a specified milestone which is on the Company’s balance sheets as a contingent consideration liability. We revalued the contingent consideration liability at March 31, 2015 and recognized a non-cash gain of $0.3 million in our condensed statements of operations for the three months ended March 31, 2015 as a result of the decline of our stock price during that period.

Interest Expense, Net

Interest expense, net increased by $0.3 million, or 51%, for the three months ended March 31, 2015 compared with the same period of 2014. Interest expense, net in the quarter ended March 31, 2015 includes a loss on extinguishment of debt of $0.6 million as the Company paid off a term loan in January 2015, interest expense of $0.3 million incurred before the loans were paid off, partially offset by higher interest expense of $0.5 million in the quarter ended March 31, 2014 due to the higher effective interest rate on the previous loan.

Other Expense, Net

Other expense, net for the three months ended March 31, 2015 was $54,000 as a result of state franchise taxes. For the three months ended March 31, 2014, we recorded other expense, net of $0.5 million due primarily to a remeasurement loss in the estimated fair value of warrants to purchase shares of our convertible preferred stock of $0.5 million. Upon our July 2014 IPO, the preferred stock warrants converted into common stock warrants and the then fair value of such warrants was reclassified to additional paid-in capital. The common stock warrants are not subject to remeasurement.

Cash Flows for the Three months Ended March 31, 2015 and 2014

The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(1,014)	$180
Investing activities	(364)	(19)
Financing activities	3,932	(452)

Net increase (decrease) in cash and cash equivalents	$2,554	$(291)

Operating Activities

Net cash provided by or used in operating activities consists of net loss, adjusted for certain non-cash items in the statements of operations and changes in operating assets and liabilities.

Cash used in operating activities for the three months ended March 31, 2015 was $1.0 million. The net loss of $2.3 million includes $0.6 million of net non-cash expenses, which primarily comprised of non-cash interest expenses of $0.4 million as a result of the non-cash portion of a loss on extinguishment from a previous debt and the issuance costs associated with new debt, stock-based compensation expense of $0.3 million, and depreciation and amortization of $0.2 million, which was partially offset by a revaluation gain of $0.3 million on a contingent

22 of 29

consideration liability driven by a decrease in our stock price. A decrease in net operating assets of $0.7 million primarily comprised of a decrease in accounts receivable of $0.9 million as our reimbursement efforts improved over the fourth quarter of 2014, increases in accounts payable and accrued and other liabilities of $0.4 million, which was partially offset by a decrease in payroll liabilities of $0.4 million due to the pay out of employee bonuses, an increase in prepaid expenses and other assets of $0.2 million primarily due to the prepayment of facilities rent and an increase in inventory of $0.1 million due to an increase in the price of a key raw material.

Cash provided by operating activities for the three months ended March 31, 2014 was $0.2 million. The net loss of $1.3 million includes $0.8 million of net non-cash expenses, which primarily comprised of a revaluation loss of $0.5 million on preferred stock warrants driven by an increase in our stock price, accretion of debt discount and other non-cash interest expenses of $0.2 million, and depreciation and amortization of $0.1 million. A decrease in net operating assets of $0.7 million was primarily comprised of a reduction in accounts receivable of $0.2 million due to the timing of reimbursements, and increases in accounts payable and accrued and other liabilities of $2.9 million partially offset by an increase in prepaid and other assets of $1.6 million due to increased costs incurred in anticipation of an IPO, a decrease in accrued payroll liabilities of $0.6 million due to the pay-out of employee bonuses and an increase in inventory of $0.2 million due to an increase in testing revenue.

Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities was $0.4 million for purchases of property and equipment. During the three months ended March 31, 2014, net cash used in investing activities was negligible.

We expect capital expenditures to increase modestly as we expand our research and discovery work to develop new transplant surveillance solutions. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in testing volume and support new surveillance solutions currently being developed.

Financing Activities

For the three months ended March 31, 2015, net cash provided by financing activities was $3.9 million and consisted primarily of $15.6 million in net proceeds received from a new term loan in January 2015, partially offset by the pay-off of a previous term loan of $11.3 million and $0.4 million of payments made on capital leases.

For the three months ended March 31, 2014, net cash used in financing activities was $0.5 million and consisted primarily of principal payments of $0.4 million on debt and payments of $0.1 million on capital lease obligations.

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the issuance of our convertible preferred stock, the issuance of common stock in our July 2014 initial public offering, the incurrence of debt, and cash received from AlloMap testing revenues. Through March 31, 2015, we have received net proceeds of $151 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $35.5 million from our initial public offering, $35.3 million in proceeds from debt issuances including, $5.0 million from a subordinated convertible note and approximately $139 million from AlloMap testing revenues. As of March 31, 2015, we had cash and cash equivalents of $39.0 million and $15.7 million of debt outstanding under our debt and capital lease obligations.

We plan to use the $35.5 million of net proceeds from our initial public offering and the $15.6 million in net proceeds from debt issuances in the three months ended March 31, 2015 for research and development, including research aimed at expanding the clinical utility of AlloMap and the development of new solutions for the surveillance of heart and kidney transplants, including the use of cell-free DNA, sales and marketing activities, general and administrative expenses and for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current agreements or commitments with respect to any such potential future acquisition or investment.

In January 2015, we entered into a loan and security agreement with East West Bank which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $16.0 million in January 2015 and may, at our option borrow the remaining $4.0 million during the period from July 2015 through December 2015, subject to certain conditions. We used the first advance to pay-off our existing debt of $11.3 million. The loan will bear interest at a daily floating rate equal to 2.0% plus the greater of (i) 3.25% or (ii) the prime rate published by the lender. The maturity date of the loan is December 1, 2018. In connection with the loan, we issued the lender a warrant to purchase shares of our common stock equal to 1.5% of the amount drawn, divided by the exercise price per share for that tranche. In connection with the initial advance, we issued a warrant to purchase an aggregate of 34,483 shares of our common stock at an exercise price equal to $6.96 per share.

We currently anticipate that our cash and cash equivalents and projected cash receipts from AlloMap sales to customers will be sufficient to fund our operations for at least the next 12 months. We cannot be certain that any of our development of new transplant surveillance solutions will be successful or that we will be able to raise sufficient additional funds, if necessary, to see these programs through to a successful result.

23 of 29

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2015.

The Company has issued warrants to purchase shares of its common stock in connection with the issuance of debt in the three months ended March 31, 2015. The Company accounted for these warrants as equity at fair value on the date the warrants are issued. The fair value of the outstanding warrants was estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant.

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

How We Recognize Revenue

Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allows us to recognize the related revenue on an accrual basis under US GAAP rules. For the three months ended March 31, 2015 and 2014, 34% and 38%, respectively of our revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded, and for a portion of our tests, we may never realize revenue.

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

24 of 29

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

Timing of Research and Development Expenses

Our spending on experiments may vary substantially from quarter to quarter. We also spend to secure clinical samples that can be used in discovery, product development, clinical validation, utility and outcome studies. The timing of these research and development activities is difficult to predict. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products as well as on-going clinical and outcome studies to further the published evidence to support our commercialized AlloMap test. Spending on research and development for both experiments and studies may vary significantly by quarter depending on the timing of these various expenses.

Contractual Obligations

During the three months ended March 31, 2015, there was a material increase in our contractual obligations and commitments. On January 30, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $16.0 million (“Draw A”) on January 30, 2015. Under the terms of the Loan Agreement, following a six month period from the closing date and until any time before December 31, 2015, the Company may, at its option, borrow from the lender a second advance of $4.0 million (“Draw B”), subject to the Company’s satisfaction of certain conditions described in the Loan Agreement. Draw A was used to pay-off the Company’s existing term debt of $11.3 million. Draw A and Draw B each bear interest at a daily floating rate equal to 2.00%, plus the greater of (i) 3.25% or (ii) the prime rate published by the lender.

The maturity date of the loan is December 1, 2018. Principal pay-down of the loan begins on January 1, 2016 with the loan being payable in 36 equal monthly installments. The principal pay-down of the loan may be delayed to July 1, 2016 with the loan being payable in 30 equal monthly installments, if on December 31, 2015, the Company has achieved certain net product revenue milestones as described in the Loan Agreement.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning January 1, 2016. Early adoption of ASU 2015-03 is permitted and the Company adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of March 31, 2015 and December 31, 2014 were $188,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of March 31, 2015 and December 31, 2014 were $245,000 and $11,000, respectively. There is no impact of ASU 2015-03 on the unaudited condensed statements of operations or in the loss per share calculations.

25 of 29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $39.0 million at March 31, 2015, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point change in interest rates, which is approximately a 10% increase in the cost of borrowing, during any of the periods presented would not have had a material impact on our unaudited condensed financial statements.

Foreign Currency Exchange Risk

All of our revenues are recognized in U.S. dollars. Upfront payments received from the collaboration agreement in the European Union were paid in foreign currency and converted to U.S. dollars. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. Although the impact of currency fluctuations on our financial results has been immaterial to date, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings that we believe are material to our business, financial condition or results of operations. We may from time to time become involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Those risk factors could materially affect our business, financial condition and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

26 of 29

There have been no material additions or changes in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In connection with entry into a loan agreement, we issued a warrant to purchase an aggregate of 34,483 shares of common stock with an exercise price equal to $6.96 per share. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. The recipient of the securities in each of these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The recipient had adequate access, through its relationship with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Common Stock

On July 16, 2014, the Registration Statement on Form S-1 (File No. 333-196494) for our initial public offering of our common stock was declared effective by the SEC, pursuant to which we sold 4,000,000 shares of our common stock at a public offering price of $10.00 per share for an aggregate offering price of approximately $40.0 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 18, 2014 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

27 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: May 13, 2015	By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth E. Ludlum
Kenneth E. Ludlum
Chief Financial Officer
(Principal Accounting and Financial Officer)

28 of 29

EXHIBIT INDEX

Exhibit Number

10.1(1)	Loan and Security Agreement dated January 30, 2015 between CareDx, Inc. and East West Bank

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2015.
*	Filed herewith.
**	Furnished herewith.

29 of 29