Form 10-Q
period 2015-06-30
CareDx, Inc.
filed 2015-08-12
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 11,887,409 shares of the registrant’s Common Stock issued and outstanding as of July 29, 2015.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$36,894	$36,431
Accounts receivable	1,706	2,687
Inventory	731	686
Prepaid and other assets	674	542

Total current assets	40,005	40,346
Property and equipment, net	2,559	1,968
Intangible assets, net	6,650	6,650
Goodwill	12,005	12,005
Restricted cash	147	147
Other noncurrent assets	—	25

Total assets	$61,366	$61,141

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,203	$1,128
Accrued payroll liabilities	2,051	1,684
Accrued and other liabilities	1,840	1,616
Accrued royalties	268	241
Deferred revenue	500	505
Current portion of long-term debt	2,380	5,961

Total current liabilities	8,242	11,135
Deferred rent, net of current portion	1,554	1,684
Deferred revenue, net of current portion	417	471
Long-term debt, net of current portion	13,389	5,451
Contingent consideration	963	1,074
Other liabilities	28	28

Total liabilities	24,593	19,843
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 100,133,900 and 100,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 11,838,794 and 11,803,970 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	12	12
Additional paid-in capital	201,595	200,661
Accumulated deficit	(164,834)	(159,375)

Total stockholders’ equity	36,773	41,298

Total liabilities and stockholders’ equity	$61,366	$61,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

CareDx, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Testing revenue	$7,044	$6,710	$14,139	$12,544
Collaboration and license revenue	85	66	205	156

Total revenue	7,129	6,776	14,344	12,700

Operating expenses:
Cost of testing	2,508	2,403	5,218	4,565
Research and development	2,510	792	3,931	1,512
Sales and marketing	2,526	1,610	4,549	3,084
General and administrative	2,329	2,316	5,034	4,111
Change in estimated fair value of contingent consideration	142	—	(111)	—

Total operating expenses	10,015	7,121	18,621	13,272

Loss from operations	(2,886)	(345)	(4,277)	(572)

Interest expense, net	(256)	(644)	(1,083)	(1,192)
Other (expense) income, net	(43)	366	(97)	(163)

Loss before income taxes	(3,185)	(623)	(5,457)	(1,927)
Income tax benefit	—	1,500	—	1,500

Net (loss) income	$(3,185)	$877	$(5,457)	$(427)

Net (loss) income per share (Note 3):
Basic	$(0.27)	$0.87	$(0.46)	$(0.42)

Diluted	$(0.27)	$0.13	$(0.46)	$(0.42)

Shares used to compute net (loss) income per share:
Basic	11,835,405	1,013,128	11,824,993	1,012,769

Diluted	11,835,405	6,939,568	11,824,993	1,012,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

CareDx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(5,457)	$(427)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	358	222
Stock-based compensation	692	185
Amortization of deferred revenue	(59)	(23)
Amortization of debt discount and non-cash interest expense	450	349
Revaluation of contingent consideration to estimated fair value	(111)	—
Revaluation of warrants to estimated fair value	—	283
Gain on remeasurement of embedded derivative	—	(118)
Non-cash income tax benefit	—	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	981	545
Inventory	(45)	(96)
Prepaid and other assets	(108)	(2,152)
Accounts payable	(116)	1,123
Accrued payroll liabilities	367	(196)
Accrued and other liabilities	274	2,117
Accrued royalties	27	721

Net cash (used in) provided by operating activities	(2,747)	1,033

Investing activities:
Purchase of property and equipment	(733)	(164)
Payment for acquisition, net of cash acquired (Note 11)	—	(376)

Net cash used in investing activities	(733)	(540)

Financing activities:
Payment of initial public offering costs	—	(909)
Proceeds from debt, net of issuance costs	15,625	4,982
Proceeds from exercise of stock options	42	5
Principal payments on debt and capital leases	(11,724)	(1,827)

Net cash provided by financing activities	3,943	2,251

Net increase in cash and cash equivalents	463	2,744
Cash and cash equivalents at beginning of period	36,431	5,128

Cash and cash equivalents at end of period	$36,894	$7,872

The accompanying notes are an integral part of these unaudited condensed financial statements.

CareDx, Inc.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION

CareDx, Inc., (“CareDx” or the “Company”) is a commercial stage company that develops, markets and delivers diagnostic surveillance solutions for organ transplant recipients to help clinicians make personalized treatment decisions throughout a transplant patient’s lifetime. The Company’s one commercialized testing solution, the AlloMap heart transplant molecular test (“AlloMap”), an FDA-cleared test, is a blood-based test used to monitor for acute cellular rejection in heart transplant recipients. The Company was incorporated in Delaware in December 1998, as Hippocratic Engineering, Inc. In April 1999, the Company changed its name to BioCardia, Inc., in June 2002 to Expression Diagnostics, Inc., in July 2007 to XDx, Inc. and in March 2014 to CareDx, Inc. The Company’s operations are based in Brisbane, California and it operates in one segment.

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

Shelf Filing

On August 10, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets. See Note 12.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed on March 31, 2015 with the SEC.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the unaudited condensed financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to (i) revenue recognition, (ii) the differences between amounts billed and estimated receipts from payers, (iii) the determination of the accruals for clinical studies, (iv) the determination of refunds to be requested by third-party payers, (v) the fair value of assets and liabilities, (vi) the valuation of warrants to purchase convertible preferred stock, (vii) the determination of fair value of the Company’s common stock, (viii) the fair value of contingent consideration in a business acquisition, (ix) the fair value of the embedded features associated with the subordinated convertible note, (x) the fair value of the embedded features associated with long-term debt, (xi) measurement of stock-based compensation expense, (xii) the determination of the valuation allowance and estimated tax benefit associated with deferred tax assets and net deferred tax liability, (xiii) any impairment of long-lived assets including in-process technology and goodwill and (xiv) legal contingencies. Actual results could differ from those estimates.

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

The Company is also subject to credit risk from its accounts receivable which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers. For the six months ended June 30, 2015 and 2014, approximately 50% and 49%, respectively, of testing revenue was derived from Medicare. No other payers represented more than 10% of testing revenue for these periods. At June 30, 2015 and December 31, 2014 approximately 40% and 78%, respectively, of accounts receivable was from Medicare. No other payer represented more than 10% of accounts receivable at June 30, 2015 and December 31, 2014.

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

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of the convertible preferred stock warrant liability and contingent consideration liability represent their fair values.

Testing Revenue

The Company recognizes revenue for tests delivered when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

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

During the three and six months ended June 30, 2015, the Company changed its revenue recognized from one and three of its payers, respectively, from a cash basis to an accrual basis based on the Company’s consistent history of obtaining reimbursement from these three payers. The impact of this change in accounting estimate is to increase revenues by $79,000 and $127,000 and to reduce net loss per share by $0.01 for the three and six months ended June 30, 2015.

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

In accordance with the accounting guidance regarding distinguishing liabilities from equity, freestanding warrants for convertible preferred stock that are contingently redeemable are classified as liabilities on the balance sheet and recorded at their estimated fair value. These warrants are remeasured at each balance sheet date and any change in estimated fair value is recognized in other (expense) income, net, on the statements of operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning January 1, 2016. However, early adoption of ASU 2015-03 is permitted and the Company adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of June 30, 2015 and December 31,

2014 were $176,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of June 30, 2015 and December 31, 2014 were $214,000 and $11,000, respectively. There is no impact from the adoption of ASU 2015-03 on the unaudited condensed statements of operations or in the loss per share calculations.

In April 2015, the FASB issued ASU 2015-05 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”). This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU will be effective for annual periods, including interim periods beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently evaluating the impact of adopting ASU 2015-05 on its financial statements.

3. NET (LOSS) INCOME PER SHARE

Basic and net (loss) income per share has been computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period.

For the three months ended June 30, 2014, common share equivalents have been included in diluted net income per share, as the effect to net income per share is dilutive. For the three and six months ended June 30, 2015, and for the six months ended June 30, 2014, all common share equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be antidilutive. Our common share equivalents include convertible preferred stock, the subordinated convertible note, options and warrants to purchase common and convertible preferred stock, and restricted stock units. Common share equivalents for convertible preferred stock and the subordinated convertible note are determined using the if-converted method. Common share equivalents for options and warrants to purchase common and convertible preferred stock are determined using the treasury-stock method.

The following tables set forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(3,185)	$877	$(5,457)	$(427)
Add: interest expense related to subordinated convertible note, less gain on change in fair value of derivative related to subordinated convertible note	—	15	—	—

Net (loss) income attributable to common stockholders	$(3,185)	$892	$(5,457)	$(427)

Denominator:
Weighted-average shares used to compute basic net (loss) income per common share	11,835,405	1,013,128	11,824,993	1,012,769
Effect of potentially dilutive securities:
Employee stock options	—	381,434	—	—
Convertible preferred stock	—	5,355,280	—	—
Subordinated convertible note	—	189,726	—	—

Weighted-average shares used to compute diluted net (loss) income per common share	11,835,405	6,939,568	11,824,993	1,012,769

Net (loss) income per share
Net (loss) income per common share - basic	$(0.27)	$0.87	$(0.46)	$(0.42)

Net (loss) income per common share - diluted	$(0.27)	$0.13	$(0.46)	$(0.42)

The following potentially dilutive securities have been excluded from diluted net (loss) income per share, because their effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares of common stock subject to outstanding options	1,515,154	469,163	1,515,154	907,318
Shares of common stock subject to outstanding common stock warrants	576,096	82,190	576,096	82,190
Shares of common stock subject to conversion from preferred stock warrants	—	541,613	—	541,613

Subordinated convertible note	—	—	—	233,311
Convertible preferred stock	—	—	—	6,048,220
Restricted stock units	112,800	—	112,800	—

Total common stock equivalents	2,204,050	1,092,966	2,204,050	7,812,652

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$33,463	$—	$—	$33,463

Liabilities
Contingent consideration	$—	$—	$963	$963

Debt	$—	$15,104	$—	$15,104

	December 31, 2014
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$36,779	$—	$—	$36,779

Liabilities
Contingent consideration	$—	$—	$1,074	$1,074

Debt	$—	$12,204	$—	$12,204

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Level 3
	Contingent Consideration Liability	Warrants to Purchase Convertible Preferred Stock	Derivative Liability Related to Subordinated Convertible Note	Total

Balance as of December 31, 2013	$—	$525	$—	$525
Issuance of financial instruments	2,313	—	239	2,552
Change in estimated fair value	(1,239)	14	(239)	(1,464)
Reclassification to stockholders’ equity	—	(539)		(539)

Balance as of December 31, 2014	1,074	—	—	1,074
Change in estimated fair value	(111)	—	—	(111)

Balance as of June 30, 2015	$963	$—	$—	$963

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•	Money market funds - Investments in money market funds are classified within Level 1. At June 30, 2015 and December 31, 2014, money market funds were included on the balance sheets in cash and cash equivalents.

•	Contingent consideration - As of June 30, 2015, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of ImmuMetrix, Inc. in conjunction with the Company’s acquisition of ImmuMetrix, Inc. (see Note 11). The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s 65% estimate at June 30, 2015 and December 31, 2014 of the probability of success. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value each reporting date, and the change in estimated fair value is recorded to a component of operating expenses until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability.

•	We determined the estimated fair value of our debt using the present value of payments discounted at an average borrowing rate from of a peer group of public companies, which is a Level 2 observable input.

•	Warrants to purchase convertible preferred stock—Prior to the Company’s IPO, the Company’s warrants to purchase convertible preferred stock were classified as Level 3. The valuation of the warrants used assumptions that are inherently subjective and involve significant management judgment. The significant unobservable input used in the fair value measurement of the warrant liability was the fair value of the underlying convertible preferred stock at the valuation remeasurement date. Generally, increases (decreases) in the fair value of the underlying stock would result in a directionally similar impact to the fair value measurement of the preferred stock warrants. A gain of $245,000 and loss of $283,000 in estimated fair value was recognized in other (expense) income, net in the statement of operations for the three and six months ended June 30, 2014, respectively. Upon the Company’s IPO in July 2014 certain warrants to purchase convertible preferred stock were converted into warrants to purchase common stock which were reclassified to equity and are no longer subject to remeasurement, while other warrants to purchase convertible preferred stock expired pursuant to their terms.

•

Derivative liability related to subordinated convertible note—On April 17, 2014, the Company issued a $5.0 million subordinated convertible promissory note to Illumina, Inc. that had some features that constituted embedded derivatives. The Company determined that the optional conversion or repayment upon a change in control is an equity call option with a potentially variable value to be received and meets the definition of a derivative which would be required to be bifurcated. The estimated fair value of this embedded derivative was affected by the estimated probability assigned to the various scenarios for the host instrument. As of April 17, 2014, management estimated repayment upon a change in control within the loan term at a 10% probability. As of June 30, 2014 management estimated repayment upon a change in control within the loan term at a 5% probability. The $239,000 original estimated fair value of the embedded derivative liability was included in accrued and other liabilities. At June 30, 2014, the fair value of the derivative was remeasured to

$120,000, resulting in a gain of $119,000, which was recorded in other (expense) income, net in the statement of operations for the three and six months ended June 30, 2014. Upon the Company’s IPO in July 2014, the subordinated convertible note was converted into common stock, and so the embedded conversion option was extinguished. Accordingly, the fair value of the derivative became $0, and a gain of $120,000 was recorded in other (expense) income, net. The significant unobservable input used in the fair value measurement of the derivative liability was the probability assigned to the various scenarios. Generally, increases (decreases) in the probability of the factors primarily impacting the valuation would result in a directionally similar impact to the fair value measurement of the derivative liability. Changes in estimated fair value were recognized in other (expense) income, net on the statements of operations.

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

5. INVENTORIES

The following table summarizes the Company’s inventories (in thousands):

	June 30, 2015	December 31, 2014
Finished Goods	$343	$277
Raw Materials	388	409

Total Inventory	$731	$686

6. ACCRUED AND OTHER LIABILITIES

The following table represents the components of accrued and other liabilities (in thousands):

	June 30, 2015	December 31, 2014
Professional fees	$113	$273
Test sample processing fees	383	318
Accrued overpayments and refunds	117	146
Clinical Studies	289	144
Deferred rent – current portion	230	202
Capital leases – current portion	62	70
Other accrued expenses	646	463

Total accrued and other liabilities	$1,840	$1,616

7. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In November 2004, the Company entered into a license agreement with Roche Molecular Systems, Inc., or Roche, that grants the Company the right to use certain Roche technology relating to polymerase chain reaction, or PCR, and quantitative real-time PCR, in clinical laboratory services, including in connection with AlloMap. This is a non-exclusive license agreement in the United States covering claims in multiple Roche patents. The Company had disputed the combination services percentage Roche sought to apply under the agreement. The combination service percentage is a multiplier used to calculate royalties where licensed services are sold in combination with other services. From July 2011 through September 2014, the Company withheld payment of such royalties pending resolution of the matter. On February 11, 2014, Roche filed a demand for arbitration with the American Arbitration Association seeking a declaration that the Company had materially breached the Roche license agreement by failing to report and pay royalties owing to Roche in respect of licensed services performed by the Company after July 1, 2011. Since July 1, 2011, the Company fully accrued the unpaid royalties on the balance sheets, and the amount of the unpaid royalties has been reflected as an expense in the Company’s condensed statements of operations in the periods revenue was recorded to which the royalties relate.

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

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the statements of operations. For the three months ended June 30, 2015 and 2014, royalty expenses in connection with the Roche agreement were $254,000 and $362,000, respectively. For the six months ended June 30, 2015 and 2014, royalty expenses in connection with the Roche agreement were $509,000 and $678,000, respectively.

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

During the three and six months ended June 30, 2014, the Company recognized $1,800 and $31,200, respectively, in revenue under this arrangement, which consisted of amortization of the upfront license fee of $0 and $15,000, respectively, and reimbursement of research and development expenses of $1,800 and $16,200, respectively. Such revenues are included in collaboration and license revenue on the unaudited condensed statements of operations. No revenues were recorded in 2015.

Included in research and development expenses were $3,600 and $32,000 for the three and six months ended June 30, 2014, respectively, for development costs associated with the 2012 Agreement. No research and development expenses were recorded in 2015.

Diaxonhit (“DHT”)

In June 2013, the Company entered into an exclusive Distribution and Licensing Agreement with DHT, a French public company, whereby DHT will have the AlloMap test performed in a European laboratory and commercialize the test in the European Economic Area (“EEA”). The agreement will expire at the later of the last-to-expire patent in the EEA or ten years from the first commercial sale of the test in the EEA, which occurred in 2014.

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

Commercial sales began in the EEA in June 2014. Total revenues recognized from this arrangement for the three and six months ended June 30, 2014 were $1,000 and for the three and six months ended June 30, 2015 were $16,000 and $33,000, respectively.

CardioDx, Inc. (“CDX”)

In 2005, the Company entered into a services agreement with CDX, whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license under certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company of a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Two board members of CDX serve on the Company’s board of directors and are affiliated with stockholders of the Company. Royalty revenues, recorded when earned, were $89,000 and $59,000 for the three months ended June 30, 2015 and 2014, respectively, and were $179,000 and $117,000 for the six months ended June 30, 2015 and 2014, respectively, and are included in collaboration and license revenue on the condensed statements of operations. The Company had receivable balances from CDX of $179,000 and $54,000 at June 30, 2015 and December 31, 2014, respectively.

9. DEBT

On January 30, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first advance of $16.0 million (“Draw A”) on January 30, 2015. Under the terms of the Loan Agreement, following a six month period from the closing date and until any time before December 31, 2015, the Company may, at its option, borrow from the lender a second advance of $4.0 million (“Draw B”), subject to the Company’s satisfaction of certain conditions described in the Loan Agreement. Draw A was used to payoff the Company’s existing term debt of $11.3 million. A loss on extinguishment of $0.6 million from the pay-off of the existing term loan was recognized as interest expense during the six months ended June 30, 2015. Draw A and Draw B each bear interest at a daily floating rate equal to 2.00%, plus the greater of (i) 3.25% or (ii) the prime rate published by the lender.

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

A fully non-refundable commitment fee of $160,000 was paid on January 30, 2015 when Draw A for $16 million was received. An additional $40,000 loan fee will be payable if Draw B for $4 million is received. The loan has no prepayment penalty. Commitment fees are included in debt issuance costs which are amortized to interest expense using the effective interest method over the term of the loan. Debt discount and issuance costs, current, as of June 30, 2015 and December 31, 2014 were $176,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of June 30, 2015 and December 31, 2014 were $214,000 and $11,000, respectively.

In connection with the Loan Agreement, the Company agreed to issue to the lender detachable warrants to purchase shares of the Company’s common stock upon the drawdown of each advance in an amount equal to 1.5% of the amount drawn, divided by the exercise price per share for that tranche. The fair value of the warrants are reflected as a discount to the debt. As a result of Draw A, the Company issued to the lender a warrant to purchase an aggregate of 34,483 shares of the Company’s common stock, at an exercise price equal to $6.96 per share. The fair value of the warrants was estimated to be $90,000 on January 30, 2015, using the Black-Scholes Model with the following assumptions: expected volatility of 39.83%, a contractual term of 5 years, risk-free interest rate of 1.18%, underlying common stock price of $7.06, and dividend yield of 0%. The warrants are included in stockholders’ equity with the offset to debt discount that is amortized over the term of the loan using the effective interest method. The warrants are not subject to remeasurement.

The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property and contains customary affirmative and negative covenants including financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. At June 30, 2015, the Company was in compliance with all loan covenants.

10. STOCK INCENTIVE PLANS

Stock Option Plans

Prior to its IPO, the Company had one active stock option plan, the 2008 Equity Incentive Plan (“2008 Plan”), one assumed stock option plan, the ImmuMetrix 2014 Equity Incentive Plan, and one terminated stock option plan, the 1998 Stock Plan.

Upon its IPO, the Company reserved 838,695 shares of common stock for issuance under a new 2014 Equity Incentive Plan (“2014 Plan”). The shares reserved for issuance under the 2014 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options, provided that the maximum number of shares that may be added to the 2014 Plan thereby is limited to a maximum of 865,252 shares. The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each year equal to the lessor of:

•	357,075 shares

•	4.0% of the outstanding shares of common stock as of the last day of the immediately preceding year; or

•	such other number of shares as the Company’s board of directors may determine.

The following table summarizes option activity and related information:

	Stock Options Outstanding	Weighted- average Exercise Price
Balance—December 31, 2014	1,031,804	$7.36
Granted	525,078	7.74
Exercised	(17,884)	2.35
Forfeited	(23,844)	9.06

Balance—June 30, 2015	1,515,154	$7.03

There were 444,108 shares available for the granting of stock options, restricted stock units and restricted stock from the 2014 Plan as of June 30, 2015.

Options outstanding and exercisable that have vested or are expected to vest as of June 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	576,815	$5.14	7.41	$1,750
Expected to Vest	938,339	8.20	9.30	396

Total	1,515,154			$2,146

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at June 30, 2015 for stock options that were in-the-money. The fair market value of the Company’s common stock as of June 30, 2015 was $6.50 per share.

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2015 using the Black-Scholes Model was $2.10 and $2.62 per share, respectively.

Valuation Assumptions

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	5.8	5.3	6.0	5.1
Expected volatility	40.04%	42.18%	40.85%	41.84%
Risk-free interest rate	1.69%	1.74%	1.87%	1.70%
Expected dividend yield	—	—	—	—

2014 Employee Stock Purchase Plan

Our board of directors adopted our 2014 Employee Stock Purchase Plan (the “ESPP”) in March 2014 and our stockholders approved the ESPP in July 2014. However, our ESPP was not made available to our employees until January 1, 2015. The first offering period of the ESPP began on January 1, 2015 and ended June 30, 2015. Under the first offering period, 36,696 were purchased under the ESPP. At June 30, 2015, the proceeds from the issuance of shares were $0.2 million and a total of 186,473 shares of our common stock is available for sale under the ESPP.

The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date.

Restricted Stock Units

The Company’s 2014 Plan allows restricted stock units (“RSUs”) to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. RSUs were granted by the Company for the first time in March 2015.

Unvested RSU activity for the six months ended June 30, 2015 is summarized below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2014	—	—
Granted	114,400	$6.49
Vested	—	—
Forfeited	(1,600)	6.49

Unvested balance at June 30, 2015	112,800	$6.49

Non-Employee Director Equity-Based Compensation

For the three and six months ended June 30, 2015, the Company paid a portion of its non-employee directors’ compensation through the award of common shares. The stock awards are classified as equity-based compensation expense. Expenses associated with the awards were $75,000 and $123,000 for the three and six months ended June 30, 2015, respectively and are included in general and administrative expense in the condensed statement of operations. The shares issued and associated expenses were as follows:

Service Period Three Months Ended	Number of Shares Issued	Fair Market Value per Share at Date of Issuance	Fair Value of Shares Issued (In Thousands)
March 31, 2015	8,663	5.56	$48
June 30, 2015	11,628	6.48	75

Total	20,291		$123

The shares issued at each date were for services performed during the three-month period that ended one day prior to the date of issuance.

The Company’s results of operations include expense relating to employee and nonemployee stock-based payment awards from stock options and RSUs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of testing	$54	$9	$69	$9
Research and development	89	21	136	22
Sales and marketing	36	8	56	9
General and administrative	232	99	431	145

	$411	$137	$692	$185

At June 30, 2015, there was approximately $3.7 million of total unrecognized stock-based compensation from stock option and RSU grants, net of estimated forfeitures, related to non-vested stock option and RSUs granted that will be recognized on a straight-line basis over the remaining vesting period of 3.2 years.

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

The Company acquired all of the issued and outstanding capital stock of IMX for the total estimated purchase price of $17.2 million consisting of $600,000 in cash; 911,364 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $14.2 million, including 23,229 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $369,000 as a result of the Company’s assumption of IMX outstanding stock options; and an additional payment of 227,845 shares of CareDx Series G convertible preferred stock if a future milestone is achieved. The Agreement provides that the milestone will be achieved if the Company completes 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients in the United States no later than six years after the closing date of the acquisition. All shares of Series G Preferred Stock and options to acquire Series G Preferred Stock converted into common stock and options to acquire common stock, respectively, immediately prior to the closing of the Company’s initial public offering. The additional shares to be paid for the achievement of the milestone will also be issued in common stock. The fair value of this contingent consideration was $2.3 million at the acquisition date, $1.1 million at December 31, 2014, and $963,000 at June 30, 2015.

The intellectual property acquired includes an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using cfDNA. The license provides for the Company to pay royalties to Stanford University on sales of the Company’s cfDNA tests.

IMX’s post-acquisition results of operations for the three and six months ending June 30, 2015 are included in the Company’s condensed statement of operations.

Pro Forma Impact of the Acquisition of IMX

The following table presents pro forma results of operations and gives effect to the IMX transaction as if the transaction had been consummated on January 1, 2013. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or operating efficiencies resulting from combining the two companies (in thousands, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net revenue	$6,776	$12,700

Net loss	$(518)	$(2,288)

Net loss per common share - basic and diluted	$(0.51)	$(2.26)

The unaudited pro forma consolidated financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and IMX, reflecting the Company’s and IMX’s results of operations for the three and six month periods ending June 30, 2014. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects: (a) the removal of acquisition-related costs of $1.6 million and $1.7 million incurred by both CareDx and IMX for the three and six months ended June 30, 2014, respectively, including the removal of $0.2 million of IMX stock-based compensation expense that resulted from modifications to options in anticipation of the acquisition; (b) the removal of a $1.5 million tax benefit for the three and six months ended June 30, 2014 that resulted from the acquisition; (c) the addition of salaries, benefits and fees for IMX employees and consultants retained after the acquisition. Acquisition related expenses are primarily included in general and administrative expenses.

12. SUBSEQUENT EVENT

Shelf Filing

On August 10, 2015, the Company filed a registration statement on Form S-3 (“Shelf Filing”) with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets. In addition, on August 10, 2015 the Company entered into an At The Market Issuance Sales Agreement (the “2015 ATM Agreement”), with Cantor Fitzgerald and Company (“Cantor”) under which it may sell shares of its common stock from time to time in an aggregate amount not to exceed $19 million per year per the 2015 ATM Agreement and not to exceed $75 million in total per the Shelf Filing. Cantor may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. Cantor also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cantor a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement.

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

Overview and Recent Developments

We are a commercial stage company that develops, markets and delivers diagnostic surveillance solutions for organ transplant recipients to help clinicians make personalized treatment decisions throughout a patient’s lifetime. Our one commercialized testing solution, the AlloMap heart transplant molecular test, is a blood-based test used to monitor heart transplant recipients for moderate or acute cellular rejection. We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers to avoid the use of unnecessary, invasive surveillance biopsies and to determine the appropriate dosage levels of immunosuppressants. We believe that there is a significant unmet need for post-transplant surveillance solutions and are applying our expertise in transplantation towards the development of additional solutions for other organ transplant recipients, including recipients of kidney transplants.

Since the launch of AlloMap in January 2005 we have performed more than 70,000 commercial AlloMap tests, including more than 11,000 tests in 2014, in our Brisbane, California laboratory. In 2014, the test was used in 110 of the approximately 129 heart transplant management centers in the U.S. We believe that there is an opportunity for AlloMap outside of the U.S. and through recent partnerships we have expanded the AlloMap offering to Europe and Canada. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in AlloMap testing volume.

On August 10, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests which represented 98% and 99% of our total revenues for the three and six months ended June 30, 2015, respectively, and 98% and 99% for the three and six months ended June 30, 2014, respectively. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenue on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of June 30, 2015, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

As of June 30, 2015 and 2014, the number of tests for which results were delivered and billed, but for which the associated revenue had not been recognized because our revenue recognition criteria were not met, and taking into account claim status and possibility of collection, was approximately 3,400 and 3,300, respectively. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected.

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

Royalties included in cost of testing are associated with a license from Roche Molecular Systems, Inc., or Roche. In September 2014, we agreed with Roche to a downward adjustment of the combination services percentage used to determine the portion of the AlloMap service that is royalty bearing under the terms of the license with Roche. As part of this agreement no further royalties will be payable by us for periods after September 30, 2017. We expect cost of testing to increase, in absolute dollars, as the number of tests we perform increases. However, due to the fixed nature of expenses associated with direct labor, equipment and infrastructure, we expect the cost per test will decrease over time as volume increases.

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

Other (Expense) Income, Net

For the three and six months ended June 30, 2014, Other (Expense) Income, Net is primarily associated with the remeasurement of the estimated fair value of warrants to purchase shares of our convertible preferred stock which were converted to common stock warrants upon the closing of our initial public offering on July 22, 2014, and changes in the estimated fair value of derivative associated with our subordinated convertible debt. For the three and six months ended June 30, 2015, Other (Expense) Income, Net is primarily state franchise taxes.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

(In thousands except for Allomap results)

	Three Months Ended June 30,
	2015	2014

Allomap results delivered	3,259	3,024

Revenue:
Testing revenue	$7,044	$6,710
Collaboration and license revenue	85	66

Total revenue	7,129	6,776

Operating expenses:
Cost of testing	2,508	2,403
Research and development	2,510	792
Sales and marketing	2,526	1,610
General and administrative	2,329	2,316
Change in estimated fair value of contingent consideration	142	—

Total operating expenses	10,015	7,121

Loss from operations	(2,886)	(345)

Interest expense, net	(256)	(644)
Other (expense) income, net	(43)	366

Loss before income taxes	(3,185)	(623)
Income tax benefit	—	1,500

Net (loss) income	$(3,185)	$877

Testing Revenue

Testing revenue increased by $330,000 or 5%, for the three months ended June 30, 2015 compared to the same period of 2014. AlloMap test results delivered increased by approximately 235 or 8% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The revenue mix changed such that a lower mix of test volume was recognized from payers from whom we recognize revenue on an accrual rather than a cash basis.

Collaboration and License Revenue

Collaboration and license revenue increased by approximately $19,000, or 29%, for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase in royalties of $30,000 from CardioDx partially offset by a reduction in other collaboration revenue.

Cost of Testing

Cost of testing increased by approximately $105,000, or 4%, broadly in line with an increase in testing revenue.

Research and Development

Research and development expenses increased by $1.7 million, or 217%, for the three months ended June 30, 2015 compared with the same period in 2014. The increase was primarily due to an increase in headcount related expenses of $0.6 million, increased expenditure of $0.2 million in the area of cell-free DNA technology, an increase in clinical trial expenses of $0.3 million and an increase in expenditure of $0.6 million in various research and development activities. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to develop our cell-free DNA technology, as well as clinical outcomes studies for new tests, if and when developed.

Sales and Marketing

Sales and marketing expenses increased by approximately $0.9 million, or 57%, for the three months ended June 30, 2015 compared with the same period in 2014. The increase was primarily related to increased headcount and consulting expenses of $0.3 million, an increase of $0.3 million in marketing programs such as physician forums, speaker programs and advertising and $0.3 million in other marketing expenses as we ramp up our commercialization efforts . We expect sales and marketing expenses to increase in the future as we continue to expand our presence in the diagnostic surveillance market.

General and Administrative

General and administrative expenses were essentially flat for the three months ended June 30, 2015 compared with the same period of 2014 primarily due to a $0.4 million increase in headcount related costs, increased professional expenses of $0.2 million, partially offset by decreased legal and audit expenses of $0.6 million. We anticipate our general and administrative expenses will increase as we continue to operate as a public company.

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

Interest Expense, Net

Interest Expense, Net decreased by $390,000 for the three months ended June 30, 2015 compared with the same period of 2014. Interest Expense, Net in the quarter ended June 30, 2015 reflects interest expense of $0.3 million from a term loan that the Company entered into in January 2015. Interest Expense, Net in the quarter ended June 30, 2014 reflects interest associated with the $5.0 million Illumina subordinated convertible note issued in April 2014 with interest at 8% and expenses associated with a previous term loan which had a higher effective interest rate and was subsequently paid off in January 2015.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended June 30, 2015 was $43,000 as a result of state franchise taxes. We recorded other (expense) income, net of $0.4 million for the three months ended June 30, 2014 for the remeasurement of the estimated fair value of warrants to purchase shares of our convertible preferred stock of $0.3 million and $0.1 million for the derivative bifurcated from our Illumina debt. Upon our July 2014 IPO, the preferred stock warrants converted into common stock warrants and the then fair value of such warrants was reclassified to additional paid-in capital. The common stock warrants are not subject to remeasurement.

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

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

(In thousands except for Allomap results)

	Six Months Ended June 30,
	2015	2014

Allomap results delivered	6,370	5,817

Revenue:
Testing revenue	$14,139	$12,544
Collaboration and license revenue	205	156

Total revenue	14,344	12,700

Operating expenses:
Cost of testing	5,218	4,565
Research and development	3,931	1,512
Sales and marketing	4,549	3,084
General and administrative	5,034	4,111
Change in estimated fair value of contingent consideration	(111)	—

Total operating expenses	18,621	13,272

Loss from operations	(4,277)	(572)

Interest expense, net	(1,083)	(1,192)
Other (expense) income, net	(97)	(163)

Loss before income taxes	(5,457)	(1,927)
Income tax benefit	—	1,500

Net (loss) income	$(5,457)	$(427)

Testing Revenue

Testing revenue increased by $1.6 million, or 13%, for the six months ended June 30, 2015 compared to the same period of 2014. AlloMap test results delivered increased by approximately 550 or 10% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The revenue mix changed such that a higher mix of test volume was recognized from payers from whom we recognize revenue on an accrual rather than a cash basis.

Collaboration and License Revenue

Collaboration and license revenue increased by $49,000 or 31%, for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to $20,000 in increased revenue recognized from our collaboration with Diaxonhit and an increase in royalties of $62,000 from CardioDx, partially offset by decreases in collaboration revenue of $31,000 and $2,000 from LabCorp and other collaborations, respectively.

Cost of Testing

Cost of testing increased by approximately $0.7 million or 14%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily a result of increased expenditure on laboratory consumables of $0.3 million and increased headcount related costs of $0.6 million, partially offset by reduced royalty rates and therefore expenses of $0.2 million. We expect to see our cost of testing increase in absolute dollars as we expect test volumes to increase in the future.

Research and Development

Research and development expenses increased by $2.4 million, or 160%, for the six months ended June 30, 2015 compared with the same period in 2014. The increase was primarily due to an increase in headcount related expenses of $0.8 million, increased expenditure of $0.7 million in the area of cell-free DNA technology, an increase in facilities expense of $0.4 million, an increase in consulting expenses of $0.1 million and an increase in expenditure of $0.4 million in various research and development activities. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to develop our cell-free DNA technology, as well as clinical outcomes studies for AlloMap and new tests, if and when developed.

Sales and Marketing

Sales and marketing expenses increased by approximately $1.5 million or 48%, for the six months ended June 30, 2015 compared with the same period in 2014. The increase was primarily related to increased headcount and consulting expenses of $0.6 million, and an increase of $0.5 million in marketing programs such as physician forums, speaker programs and advertising and $0.4 million in other marketing expenses as we ramp up our commercialization efforts. We expect sales and marketing expenses to increase in the future as we continue to expand our presence in the diagnostic surveillance market.

General and Administrative

General and administrative expenses increased by approximately $0.9 million, or 22%, for the six months ended June 30, 2015 compared with the same period of 2014, primarily due to a $0.9 million increase in head-count related costs, $0.3 million increase in expenses associated with being a public company, offset in part by decreased legal and recruiting costs of $0.3 million. We anticipate our general and administrative expenses will increase as we continue to operate as a public company.

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

Interest Expense, Net

Interest Expense, Net decreased by $0.1 million for the six months ended June 30, 2015 compared with the same period of 2014. Interest Expense, Net in the quarter ended June 30, 2015 includes a loss on extinguishment of $0.6 million as the company paid off a previous term loan in January 2015, and interest expense of $0.4 million on the new term loan. Interest Expense, Net for the six months ended June 30, 2014 includes reflects interest associated with the $5.0 million Illumina subordinated convertible note issued in April 2014 with interest at 8% and expenses associated with a previous term loan which had a higher effective interest rate and was subsequently paid off in January 2015.

Other (Expense) Income, Net

Other (expense) income, net for the six months ended June 30, 2015 was $97,000 consisting primarily of state franchise taxes. We recorded other (expense) income, net of $0.2 million for the six months ended June 30, 2014 which consisted of $0.3 million of other (expense) income for remeasurement of the convertible preferred warrants, partially offset by $0.1 million of other income for remeasurement of the derivative associated with the Illumina subordinated convertible note.

Income Tax Benefit

In conjunction with the acquisition of IMX a tax benefit of $1.5 million was recognized during the six months ended June 30, 2014. This benefit resulted from the expectation that amortization of the in-process technology acquired, when completed and placed in service, is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, this asset is expected to be amortized or impaired prior to the expiration of net operating loss carryforwards available to us.

Cash Flows for the Six Months Ended June 30, 2015 and 2014

The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
(in thousands)	2015	2014

Net cash (used in) provided by:
Operating activities	$(2,747)	$1,033
Investing activities	(733)	(540)
Financing activities	3,943	2,251

Net increase in cash and cash equivalents	$463	$2,744

Operating Activities

Net cash provided by or used in operating activities consists of net income or loss, adjusted for certain non-cash items in the statements of operations and changes in operating assets and liabilities.

Cash used in operating activities for the six months ended June 30, 2015 was $2.7 million. The net loss of $5.5 million includes $1.3 million of net non-cash expenses, which primarily comprised of non-cash interest expenses of $0.4 million as a result of the non-cash portion of a loss on extinguishment from a previous debt and the issuance costs associated with new debt, stock-based compensation expense of $0.7 million, and depreciation and amortization of $0.4 million, partially offset by a revaluation gain of $0.1 million on a contingent consideration liability driven by a decrease in our stock price. A decrease in net operating assets of $1.4 million primarily comprised of a decrease in accounts receivable of $1.0 million as our reimbursement efforts improved over the six month period ended December 31, 2014, and increases in accounts payable and accrued and other liabilities of $0.2 million, an increase in payroll liabilities of $0.4 million as a result of employee bonuses, offset by increases in inventory, prepaid expenses and other assets of $0.2 million.

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

Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was $0.7 million for purchases of property and equipment. During the six months ended June 30, 2014 we used $0.5 million for investing activities, primarily comprised of $0.4 million for our acquisition of ImmuMetrix and $0.2 million to purchase property and equipment.

We expect capital expenditures to increase modestly as we expand our research and discovery work to develop new transplant surveillance solutions. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in testing volume and support new surveillance solutions currently being developed.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was $3.9 million and consisted primarily of $15.6 million in net proceeds received from a new term loan in January 2015, partially offset by the pay-off of a previous term loan of $11.3 million and $0.4 million of payments made on capital leases.

Net cash provided by financing activities for the six months ended June 30, 2014 of $2.3 million was primarily due to $5.0 million of proceeds from our subordinated convertible debt, net of issuance costs, partially offset by principal payments on our term debt of $1.8 million and payment of initial public offering costs of $0.9 million.

Liquidity and Funding Requirements

Since our inception, substantially all of our operations have been financed through the issuance of our convertible preferred stock, the issuance of common stock in our July 2014 initial public offering, the incurrence of debt, and cash received from AlloMap testing revenues. Through June 30, 2015, we have received net proceeds of $151 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $35.5 million from our initial public offering, $35.3 million in net proceeds from debt issuances including $5.0 million from a subordinated convertible note and approximately $146 million from AlloMap testing revenues. As of June 30, 2015, we had cash and cash equivalents of $36.9 million and $15.7 million of debt outstanding under our long-term debt and capital lease obligations.

On August 10, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets.

We plan to use the $35.5 million of net proceeds from our initial public offering and the $15.6 million in net proceeds from debt issuances as of June 30, 2015 for research and development, including research aimed at expanding the clinical utility of AlloMap and the development of new solutions for the surveillance of heart and kidney transplants, sales and marketing activities, general and administrative expenses and for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current agreements or commitments with respect to any such potential future acquisition or investment.

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

There have been no material changes in our critical accounting policies and estimates during the three and six months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2015.

The Company has issued warrants to purchase shares of its common stock in connection with the issuance of debt on January 30, 2015. The Company accounted for these warrants as equity at fair value on the date the warrants were issued. The fair value of the outstanding warrants was estimated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. These inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant.

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

How We Recognize Revenue

Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allows us to recognize the related revenue on an accrual basis. For the six months ended June 30, 2015 and 2014, 35% and 38%, respectively, of our revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded, and for a portion of our tests, we may never realize revenue.

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

Continued Adoption of and Reimbursement for AlloMap

Our reimbursement rate has steadily increased over time since the launch of AlloMap, as payers adopt coverage policies and fewer payers consider AlloMap as experimental and investigational. The rate at which our tests are covered and reimbursed has, and is expected to continue to vary by payer. As of June 30, 2015, we had been reimbursed for approximately 80% of AlloMap results delivered in the twelve months ended December 31, 2014. Reimbursement performance is reviewed using a lagging metric of six months as any period less than this is considered not to be reflective of future performance, as the reimbursement process can typically take six months or more to complete depending on the payer. Revenue growth depends on our ability to achieve broader reimbursement from third party payers, to expand the number of tests per patient and the base of ordering physicians.

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

Contractual Obligations

During the six months ended June 30, 2015, there was a material increase in our contractual obligations and commitments. On January 30, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $16.0 million (“Draw A”) on January 30, 2015. Under the terms of the Loan Agreement, following a six month period from the closing date and until any time before December 31, 2015, the Company may, at its option, borrow from the lender a second advance of $4.0 million (“Draw B”), subject to the Company’s satisfaction of certain conditions described in the Loan Agreement. Draw A was used to pay-off the Company’s existing term debt of $11.3 million. Draw A and Draw B each bear interest at a daily floating rate equal to 2.00%, plus the greater of (i) 3.25% or (ii) the prime rate published by the lender.

The maturity date of the loan is December 1, 2018. Principal pay-down of the loan begins on January 1, 2016 with the loan being payable in 36 equal monthly installments. The principal pay-down of the loan may be delayed to July 1, 2016 with the loan being payable in 30 equal monthly installments, if on December 31, 2015, the Company has achieved certain net product revenue milestones as described in the Loan Agreement. There have otherwise been no material changes since our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning January 1, 2016. However, early adoption of ASU 2015-03 is permitted and the Company adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of June 30, 2015 and December 31, 2014 were $176,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of June 30, 2015 and December 31, 2014 were $215,000 and $11,000, respectively. There is no impact from the adoption of ASU 2015-03 on the unaudited condensed statements of operations or in the loss per share calculations.

In April 2015, the FASB issued ASU 2015-05 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”). This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU will be effective for annual periods, including interim periods beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently evaluating the impact of adopting ASU 2015-05 on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $36.9 million at June 30, 2015, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed financial statements.

All of our revenues are recognized in U.S. dollars. Upfront payments received from the collaboration agreement in the European Union (see Note 8 to our unaudited condensed financial statements included in this Quarterly Report) were paid in foreign currency and converted to U.S. dollars. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. Although the impact of currency fluctuations on our financial results has been immaterial to date, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. We believe the condensed financial statements included in this Form 10-Q for the quarter ended June 30, 2015 present, in all material respects, our financial position, statements of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

CAREDX, INC.
(Registrant)

Date: August 12, 2015	By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth E. Ludlum
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