Form 10-Q
period 2015-09-30
CareDx, Inc.
filed 2015-11-13
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 11,902,363 shares of the registrant’s Common Stock issued and outstanding as of October 31, 2015.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$33,954	$36,431
Accounts receivable	2,241	2,687
Inventory	814	686
Prepaid and other assets	960	542

Total current assets	37,969	40,346
Property and equipment, net	2,571	1,968
Intangible assets, net	6,650	6,650
Goodwill	12,005	12,005
Restricted cash	147	147
Other noncurrent assets	—	25

Total assets	$59,342	$61,141

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,949	$1,128
Accrued payroll liabilities	2,192	1,684
Accrued and other liabilities	2,331	1,616
Accrued royalties	252	241
Deferred revenue	136	505
Current portion of long-term debt	3,594	5,961

Total current liabilities	10,454	11,135
Deferred rent, net of current portion	1,490	1,684
Deferred revenue, net of current portion	724	471
Long-term debt, net of current portion	12,125	5,451
Contingent consideration	618	1,074
Other liabilities	28	28

Total liabilities	25,439	19,843
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock: $0.001 par value; 100,133,900 and 100,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 11,892,518 and 11,803,970 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	12	12
Additional paid-in capital	202,213	200,661
Accumulated deficit	(168,322)	(159,375)

Total stockholders’ equity	33,903	41,298

Total liabilities and stockholders’ equity	$59,342	$61,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

CareDx, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Testing revenue	$7,007	$6,601	$21,147	$19,145
Collaboration and license revenue	144	53	349	209

Total revenue	7,151	6,654	21,496	19,354

Operating expenses:
Cost of testing	2,568	1,772	7,786	6,337
Research and development	2,698	1,036	6,629	2,548
Sales and marketing	2,062	1,753	6,453	4,837
General and administrative	3,361	1,976	8,553	6,087
Change in estimated fair value of contingent consideration	(345)	(1,276)	(456)	(1,276)

Total operating expenses	10,344	5,261	28,965	18,533

(Loss) income from operations	(3,193)	1,393	(7,469)	821

Interest expense, net	(251)	(535)	(1,334)	(1,727)
Other (expense) income, net	(45)	355	(142)	192

(Loss) income before income taxes	(3,489)	1,213	(8,945)	(714)
Income tax benefit	—	—	—	1,500

Net (loss) income	($3,489)	$1,213	($8,945)	$786

Net (loss) income per share (Note 3):
Basic	($0.29)	$0.13	($0.76)	$0.21

Diluted	($0.29)	$0.12	($0.76)	$0.11

Shares used to compute net (loss) income per share:
Basic	11,890,057	9,279,649	11,846,921	3,798,559

Diluted	11,890,057	11,219,377	11,846,921	8,298,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

CareDx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net (loss) income	($8,945)	$786
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	575	354
Stock-based compensation	1,028	350
Amortization of deferred revenue	(115)	(26)
Amortization of debt discount and non-cash interest expense	204	792
Revaluation of contingent consideration to estimated fair value	(456)	(1,276)
Revaluation of warrants to estimated fair value	—	14
Gain on remeasurement of embedded derivative	—	(239)
Non-cash income tax benefit	—	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	446	521
Inventory	(129)	22
Prepaid and other assets	(393)	(461)
Accounts payable	791	204
Accrued payroll liabilities	508	17
Accrued and other liabilities	699	321
Accrued royalties	11	(2,507)

Net cash used in operating activities	(5,776)	(2,628)

Investing activities:
Purchase of property and equipment	(1,123)	(333)
Payment for acquisition, net of cash acquired (Note 11)	—	(406)

Net cash used in investing activities	(1,123)	(739)

Financing activities:
Proceeds from initial public offering, net of underwriters discount	—	39,246
Payment of initial public offering costs	—	(3,716)
Proceeds from debt, net of issuance costs	15,625	4,982
Proceeds from exercise of stock options	45	5
Principal payments on debt and capital leases	(11,451)	(3,230)
Issuance of common stock under employee stock purchase plan	203	0

Net cash provided by financing activities	4,422	37,287

Net (decrease) increase in cash and cash equivalents	(2,477)	33,920
Cash and cash equivalents at beginning of period	36,431	5,128

Cash and cash equivalents at end of period	$33,954	$39,048

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed on March 31, 2015 with the SEC.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the unaudited condensed financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to (i) revenue recognition, (ii) the differences between amounts billed and estimated receipts from payers, (iii) the determination of the accruals for clinical studies, (iv) the determination of refunds to be requested by third-party payers, (v) the fair value of assets and liabilities as applicable, (vi) the valuation of warrants to purchase convertible preferred stock, (vii) the determination of fair value of the Company’s common stock, (viii) the fair value of contingent consideration in a business acquisition, (ix) the fair value of the embedded features associated with the subordinated convertible note, (x) the fair value of the embedded features associated with long-term debt, (xi) measurement of stock-based compensation expense, (xii) the determination of the valuation allowance and estimated tax benefit associated with deferred tax assets and net deferred tax liability, (xiii) any impairment of long-lived assets including in-process technology and goodwill and (xiv) legal contingencies. Actual results could differ from those estimates.

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

The Company is also subject to credit risk from its accounts receivable which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers. For the nine months ended September 30, 2015 and 2014, approximately 50% of testing revenue was derived from Medicare. No other payers represented more than 10% of testing revenue for these periods. At September 30, 2015 and December 31, 2014 approximately 34% and 78%, respectively, of accounts receivable was from Medicare. At September 30, 2015, approximately 16% of accounts receivable was from Aetna. No other payer represented more than 10% of accounts receivable at September 30, 2015 and December 31, 2014.

Reimbursement and Regulatory Risk

The Company is also subject to reimbursement and regulatory risk. We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance. On September 25, 2015, Centers for Medicare and Medicaid Services (“CMS”) announced proposed changes in reimbursement policies for a number of established molecular diagnostic tests, including AlloMap. Under the current proposed fee schedule, AlloMap reimbursement would be reduced by 77% effective January 1, 2016. For additional information, see Risk Factors section in Part II of this Form 10-Q.

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

During the three and nine months ended September 30, 2015, the Company changed its revenue recognized from one and four of its payers, respectively, from cash to accrual basis based on the Company’s revenue recognition criteria being met. The impact of this change in accounting estimate is to increase revenues by $47,000 and $187,000 for the three and nine months ended September 30, 2015, respectively. The impact to net loss per share is less than one cent for the three and nine months ended September 30, 2015.

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

Goodwill and indefinite-lived intangible assets including acquired in-process technology are reviewed for impairment on an annual basis during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangible assets may be impaired. The Company’s assessment of goodwill uses both quantitative and qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value. In the event the Company determines that it is more likely than not that it’s reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair value. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of goodwill is less than the carrying value, then an impairment charge would be recorded. For indefinite-lived intangible assets, if the fair value exceeds the carrying value, without consideration of any recoverability test, then there is no impairment. The Company has not identified any impairment losses to date.

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

Compensation expense for stock options issued to nonemployees is recorded over the service performance period. Options subject to vesting are required to be periodically remeasured over their service performance period, which is generally the same as the vesting period.

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

Upon the completion of the Company’s IPO in July 2014, preferred stock warrants were converted into warrants to purchase common stock or expired, and, accordingly, the liability was reclassified to equity and became no longer subject to remeasurement.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018 . Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning January 1, 2016. However, early adoption of ASU 2015-03 is permitted and the Company adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of September 30, 2015 and December 31, 2014 were $170,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of September 30, 2015 and December 31, 2014 were $177,000 and $11,000, respectively. There is no impact from the adoption of ASU 2015-03 on the unaudited condensed statements of operations or in the net (loss) income per share calculations.

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

3. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share has been computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period.

For the three and nine months ended September 30, 2014, common share equivalents have been included in diluted net income per share, as the effect to net income per share is dilutive. For the three and nine months ended September 30, 2015, all common share equivalents have been excluded from diluted net loss per share as the effect to net loss per share would be antidilutive. Our common share equivalents include (i) options and warrants to purchase common stock; (ii) options and warrants to purchase convertible preferred stock prior to their conversion into options and warrants to purchase common stock upon the IPO on July 22, 2014; and (iii) convertible preferred stock and the subordinated convertible note prior to their conversion into common stock upon the IPO. Common share equivalents for convertible preferred stock and the subordinated convertible note are determined using the if-converted method. Common share equivalents for options and warrants to purchase common and convertible preferred stock are determined using the treasury-stock method.

The following tables set forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(3,489)	$1,213	$(8,945)	$786

Add: interest expense related to subordinated convertible note	—	231	—	364

Less: gain on change in fair value of derivative related to subordinated convertible note	—	—	—	(118)

Less: gain on extinguishment of derivative related to subordinated convertible note	—	(120)	—	(120)

Net (loss) income attributable to common stockholders	$(3,489)	$1,324	$(8,945)	$912

Denominator:
Weighted-average shares used to compute basic net (loss) income per common share	11,890,057	9,279,649	11,846,921	3,798,559
Effect of potentially dilutive securities:
Employee stock options	—	371,273	—	347,108
Convertible preferred stock	—	1,446,313	—	3,973,622
Subordinated convertible note	—	122,142	—	179,614

Weighted-average shares used to compute diluted net (loss) income per common share	11,890,057	11,219,377	11,846,921	8,298,903

Net (loss) income per share:
Net (loss) income per common share - basic	$(0.29)	$0.13	$(0.76)	$0.21

Net (loss) income per common share - diluted	$(0.29)	$0.12	$(0.76)	$0.11

The following potentially dilutive securities have been excluded from diluted net (loss) income per share, because their effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares of common stock subject to outstanding options	1,510,479	514,370	1,510,479	514,370
Shares of common stock subject to outstanding common stock warrants	576,096	266,586	576,096	266,586
Restricted stock units	110,300	—	110,300	—

Total common stock equivalents	2,196,875	780,956	2,196,875	780,956

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$31,622	$—	$—	$31,622

Liabilities
Contingent consideration	$—	$—	$618	$618

	December 31, 2014
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$36,779	$—	$—	$36,779

Liabilities
Contingent consideration	$—	$—	$1,074	$1,074

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Level 3
	Contingent Consideration Liability	Warrants to Purchase Convertible Preferred Stock	Derivative Liability Related to Subordinated Convertible Note	Total
Balance as of December 31, 2013	$—	$525	$—	$525
Issuance of financial instruments	2,313	—	239	2,552
Change in estimated fair value	(1,239)	14	(239)	(1,464)
Reclassification to stockholders’ equity	—	(539)	—	(539)

Balance as of December 31, 2014	1,074	—	—	1,074
Change in estimated fair value	(456)	—	—	(456)

Balance as of September 30, 2015	$618	$—	$—	$618

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•	Money market funds - Investments in money market funds are classified within Level 1. At September 30, 2015 and December 31, 2014, money market funds were included on the balance sheets in cash and cash equivalents.

•	Contingent consideration - As of September 30, 2015, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of ImmuMetrix, Inc. (“IMX”) in conjunction with the Company’s acquisition of IMX (see Note 11). IMX was a privately held development stage company working in new technologies using cell-free donor DNA (“cfDNA”) technology for the diagnosis, treatment and management of transplant rejection, immune disorders and diseases, including the development of a new, non-invasive test designed to detect the early stages of solid organ transplant rejection. The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s 65% estimate at September 30, 2015 and December 31, 2014 of the probability of success. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value each reporting date, and the change in estimated fair value is recorded to a component of operating expenses until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability.

•	Debt—We determined the estimated fair value of our debt using the present value of payments discounted at an average borrowing rate of a peer group of public companies, which is a Level 2 observable input.

•	Warrants to purchase convertible preferred stock—Prior to the Company’s IPO, the Company’s warrants to purchase convertible preferred stock were classified as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment. The significant unobservable input used in the fair value measurement of the warrant liability was the fair value of the underlying convertible preferred stock at the valuation remeasurement date. Generally, increases (decreases) in the fair value of the underlying stock would result in a directionally similar impact to the fair value measurement of the preferred stock warrants. Any change in estimated fair value is recognized in other income or expense on the statements of operations. Upon the Company’s IPO in July 2014, certain warrants to purchase convertible preferred stock were converted into warrants to purchase common stock and were reclassified to equity, while other warrants to purchase preferred stock expired pursuant to their terms.

•	Derivative liability related to subordinated convertible note—On April 17, 2014, the Company issued a $5.0 million subordinated convertible promissory note to Illumina, Inc. that had some features that constituted embedded derivatives. The Company determined that the optional conversion or repayment upon a change of control is an equity call option with a potentially variable value to be received and meets the definition of a derivative which was required to be bifurcated. The estimated fair value of this embedded derivative was affected by the estimated probability assigned to the various scenarios for the host instrument. As of April 17, 2014, management estimated repayment upon a change in control within the loan term at a 10% probability. The estimated fair value of the embedded derivative liability of $239,000 as of April 17, 2014 was included in accrued and other liabilities. Upon the Company’s IPO in July 2014, the subordinated convertible note was converted into common stock, and so the embedded conversion option was extinguished. Accordingly, the fair value of the derivative became $0, and a gain of $239,000 was recorded in other (expense) income, net. The significant unobservable input used in the fair value measurement of the derivative liability was the probability assigned to the various scenarios. Generally, increases (decreases) in the probability of the factors primarily impacting the valuation would result in a directionally similar impact to the fair value measurement of the derivative liability. Changes in estimated fair value were recognized in other (expense) income, net on the statements of operations.

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

5. INVENTORY

The following table summarizes the Company’s inventories (in thousands):

	September 30, 2015	December 31, 2014
Finished Goods	$341	$277
Raw Materials	473	409

Total Inventory	$814	$686

6. ACCRUED AND OTHER LIABILITIES

The following table represents the components of accrued and other liabilities (in thousands):

	September 30, 2015	December 31, 2014
Professional fees	$431	$273
Test sample processing fees	413	318
Accrued overpayments and refunds	144	146
Clinical Studies	523	144
Deferred rent – current portion	244	202
Capital leases – current portion	76	70
Other accrued expenses	500	463

Total accrued and other liabilities	$2,331	$1,616

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

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the statements of operations. For the three months ended September 30, 2015 and 2014, royalty expenses in connection with the Roche agreement were $252,000 and $296,000, respectively. For the nine months ended September 30, 2015 and 2014, royalty expenses in connection with the Roche agreement were $761,000 and $408,000, respectively. For the nine months ended September 30, 2014, the Company’s settlement with Roche in 2014 resulted in a one-time credit to royalty expenses.

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

During the three and nine months ended September 30, 2014, the Company recognized $0 and $31,000, respectively, in revenue under this arrangement, which consisted of amortization of the upfront license fee of $0 and $15,000, respectively, and reimbursement of research and development expenses of $0 and $16,000, respectively. Such revenues are included in collaboration and license revenue on the unaudited condensed statements of operations. No revenues were earned in the three and nine months ended September 30, 2015.

Included in research and development expenses were $0 and $32,000 for the three and nine months ended September 30, 2014, respectively, for development costs associated with the 2012 Agreement. No research and development expenses were recorded in the three and nine months ended September 30, 2015.

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

Commercial sales began in the EEA in June 2014. Total revenues recognized from this arrangement for the three and nine months ended September 30, 2014 were zero and $1,000 respectively, and for the three and nine months ended September 30, 2015 were $8,000 and $41,000, respectively.

CardioDx, Inc. (“CDX”)

In 2005, the Company entered into a services agreement with CDX, whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license under certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company of a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Royalty revenues, recorded when earned, were $96,000 and $49,000 for the three months ended September 30, 2015 and 2014, respectively, and were $275,000 and $166,000 for the nine months ended September 30, 2015 and 2014, respectively, and are included in collaboration and license revenue on the condensed statements of operations. The Company had receivable balances from CDX of $185,000 and $54,000 at September 30, 2015 and December 31, 2014, respectively.

9. DEBT

On January 30, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first advance of $16.0 million (“Draw A”) on January 30, 2015. Under the terms of the Loan Agreement, following a six month period from the closing date and until any time before December 31, 2015, the Company may, at its option, borrow from the lender a second advance of $4.0 million (“Draw B”), subject to the Company’s satisfaction of certain conditions described in the Loan Agreement. Draw A was used to payoff the Company’s existing term debt of $11.3 million. A loss on extinguishment of $0.6 million from the pay-off of the existing term loan was recognized as interest expense during the nine months ended September 30, 2015. Draw A and Draw B each bear interest at a daily floating rate equal to 2.00%, plus the greater of (i) 3.25% or (ii) the prime rate published by the lender.

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

A fully non-refundable commitment fee of $160,000 was paid on January 30, 2015 when Draw A for $16 million was received. An additional $40,000 loan fee will be payable if Draw B for $4 million is received. The loan has no prepayment penalty. Commitment fees are included in debt issuance costs which are amortized to interest expense using the effective interest method over the term of the loan. Debt discount and issuance costs, current, as of September 30, 2015 and December 31, 2014 were $170,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of September 30, 2015 and December 31, 2014 were $177,000 and $11,000, respectively.

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

The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property and contains customary affirmative and negative covenants including financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. At September 30, 2015, the Company was in compliance with all loan covenants.

10. STOCKHOLDER’S EQUITY

Common Stock

On August 10, 2015, the Company filed a registration statement on Form S-3 (“Shelf Filing”) with the Securities and Exchange Commission which will allow the Company to raise up to $75.0 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. In addition, on August 10, 2015 the Company entered into an At The Market Issuance Sales Agreement (the “2015 ATM Agreement”), with Cantor Fitzgerald and Company (“Cantor”) under which it may sell shares of its common stock from time to time in an aggregate amount not to exceed $19 million per year per the 2015 ATM Agreement and not to exceed $75 million in total per the Shelf Filing. Cantor may sell the shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. Cantor also may sell the shares in privately negotiated transactions, subject to the Company’s prior approval. The Company will pay Cantor a commission equal to 3% of the gross proceeds of the sales price of all shares sold through it as sales agent under the 2015 ATM Agreement. Approximately $0.3 million of costs associated with this Shelf Filing and 2015 ATM Agreement are included in general and administrative expenses for the three and nine months ending September 30, 2015.

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

Upon its IPO, the Company reserved 838,695 shares of common stock for issuance under a new 2014 Equity Incentive Plan (“2014 Plan”). The shares reserved for issuance under the 2014 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options, provided that the maximum number of shares that may be added to the 2014 Plan thereby is limited to a maximum of 865,252 shares. The number of shares available for issuance under the 2014 Plan also includes an annual increase on the first day of each year equal to the lessor of:

•	357,075 shares

•	4.0% of the outstanding shares of common stock as of the last day of the immediately preceding year; or

•	such other number of shares as the Company’s board of directors may determine.

The following table summarizes option activity and related information:

	Stock Options Outstanding	Weighted- average Exercise Price
Balance—December 31, 2014	1,031,804	$7.36
Granted	558,578	6.36
Exercised	(23,284)	1.94
Forfeited	(55,450)	7.81
Expired	(1,169)	12.40

Balance—September 30, 2015	1,510,479	$7.05

There were 434,255 shares available for the granting of stock options, restricted stock units and restricted stock from the 2014 Plan as of September 30, 2015.

Options outstanding and exercisable that have vested or are expected to vest as of September 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	629,151	$5.52	7.34	$834
Expected to Vest	881,328	8.13	9.10	127

Total	1,510,479			$961

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2015 for stock options that were in-the-money. The fair market value of the Company’s common stock as of September 30, 2015 was $4.17 per share.

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2015 using the Black-Scholes Model was $2.81 and $2.63 per share, respectively.

Valuation Assumptions

The fair value of stock-based awards was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.0	6.0	6.0	5.3
Expected volatility	39.10%	43.81%	40.74%	42.30%
Risk-free interest rate	1.90%	2.05%	1.87%	1.76%
Expected dividend yield	—	—	—	—

2014 Employee Stock Purchase Plan

Our board of directors adopted our 2014 Employee Stock Purchase Plan (the “ESPP”) in March 2014 and our stockholders approved the ESPP in July 2014. However, our ESPP was not made available to our employees until January 1, 2015. The first offering period of the ESPP began on January 1, 2015 and ended June 30, 2015. Under the first offering period, 36,696 shares were purchased under the ESPP. At September 30, 2015, the proceeds from the issuance of shares were $0.2 million and a total of 186,473 shares of our common stock is available for sale under the ESPP.

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

Unvested RSU activity for the nine months ended September 30, 2015 is summarized below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at December 31, 2014	—	—
Granted	114,400	$6.49
Vested	—	—
Forfeited	(4,100)	6.49

Unvested balance at September 30, 2015	110,300	$6.49

Non-Employee Director Equity-Based Compensation

For the three and nine months ended September 30, 2015, the Company paid a portion of its non-employee directors’ compensation through the award of common shares. The stock awards are classified as equity-based compensation expense. Expenses associated with the awards were $60,000 and $183,000 for the three and nine months ended September 30, 2015, respectively, and are included in general and administrative expense in the condensed statement of operations. The shares issued and associated expenses were as follows:

Service Period Three Months Ended	Number of Shares Issued	Fair Market Value per Share at Date of Issuance	Fair Value of Shares Issued (In Thousands)
March 31, 2015	8,663	$5.56	$48
June 30, 2015	11,628	6.48	75
September, 30 2015	9,553	$4.23	40

Total	29,844		$163

The shares issued at each date were for services performed during the three-month period that ended one day prior to the date of issuance. The Company’s results of operations include expense relating to employee and nonemployee stock-based payment awards from stock options and RSUs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of testing	$22	$6	$91	$15
Research and development	79	35	215	57
Sales and marketing	37	13	93	22
General and administrative	198	111	629	256

	$336	$165	$1,028	$350

At September 30, 2015, there was approximately $3.4 million of total unrecognized stock-based compensation from stock option and RSU grants, net of estimated forfeitures, related to non-vested stock option and RSUs granted that will be recognized on a straight-line basis over the remaining average vesting period of 2.9 years.

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

The Company acquired all of the issued and outstanding capital stock of IMX for the total estimated purchase price of $17.2 million consisting of $600,000 in cash; 911,364 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $14.2 million, including 23,229 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $369,000 as a result of the Company’s assumption of IMX outstanding stock options; and an additional payment of 227,845 shares of CareDx Series G convertible preferred stock if a future milestone is achieved. The Agreement provides that the milestone will be achieved if the Company completes 2,500 commercial tests involving the measurement of cfDNA in organ transplant recipients in the United States no later than six years after the closing date of the acquisition. All shares of Series G Preferred Stock and options to acquire Series G Preferred Stock converted into common stock and options to acquire common stock, respectively, immediately prior to the closing of the Company’s initial public offering. The additional shares to be paid for the achievement of the milestone will also be issued in common stock. The fair value of this contingent consideration was $2.3 million at the acquisition date, $1.1 million at December 31, 2014, and $618,000 at September 30, 2015. The intellectual property acquired includes an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using cfDNA. The license provides for the Company to pay royalties to Stanford University on sales of the Company’s cfDNA tests.

IMX’s post-acquisition results of operations for the three and nine months ending September 30, 2015 are included in the Company’s condensed statement of operations.

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

Nine Months Ended September 30, 2014
Net revenue	$19,354

Net loss	$(1,075)

Net loss per common share - basic and diluted	$0.28

The unaudited pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and IMX, reflecting the Company’s and IMX’s results of operations for the nine month period ended September 30, 2014. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects: (a) the removal of acquisition-related costs of $1.7 million incurred by both CareDx and IMX for the nine months ended September 30, 2014 including the removal of $0.2 million of IMX stock-based compensation expense that resulted from modifications to options in anticipation of the acquisition; (b) the removal of a $1.5 million tax benefit for the nine months ended September 30, 2014 that resulted from the acquisition; and (c) the addition of salaries, benefits and fees for IMX employees and consultants retained after the acquisition. Acquisition related expenses are primarily included in general and administrative expenses.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Since the launch of AlloMap in January 2005 we have performed more than 75,000 commercial AlloMap tests, including 9,793 tests during the first nine months of 2015, in our Brisbane, California laboratory. During 2015, the test was used in 115 of the approximately 129 heart transplant management centers in the U.S. We believe that there is an opportunity for AlloMap outside of the U.S. and through recent partnerships we have expanded the AlloMap offering to Europe and Canada. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in AlloMap testing volume.

On August 10, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets.

Centers for Medicare and Medicaid Services (“CMS”) recently announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the current proposed fee schedule, AlloMap reimbursement from the Medicare program would be reduced by 77%. The draft fee schedule is subject to an open comment period and has not yet been adopted as final guidance, but if the current proposal is adopted, that could require us to discontinue testing for Medicare patients. Given the significant portion of payments represented by Medicare, the remaining test revenue may be insufficient to sustain our operations. Additionally, some hospitals may reduce the use of AlloMap if it is not available to all patients, and only to non-Medicare recipients.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests which represented 98% of our total revenues for the three and nine months ended September 30, 2015, and 99% for the three and nine months ended September 30, 2014. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenue on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of September 30, 2015, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

As of September 30, 2015 and 2014, the number of tests for which results were delivered and billed, but for which the associated revenue had not been recognized because our revenue recognition criteria were not met, and taking into account claim status and possibility of collection, was approximately 3,600 and 3,500, respectively. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected.

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

Other (Expense) Income, Net

For the three and nine months ended September 30, 2014, Other (Expense) Income, Net is primarily associated with the remeasurement of the estimated fair value of warrants to purchase shares of our convertible preferred stock which were converted to common stock warrants upon the closing of our initial public offering on July 22, 2014, and changes in the estimated fair value of derivative associated with our subordinated convertible debt. For the three and nine months ended September 30, 2015, Other (Expense) Income, Net is primarily state franchise taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

(In thousands except for Allomap results)

	Three Months Ended September 30,
	2015	2014
Allomap results delivered	3,423	3,026

Revenue:
Testing revenue	$7,007	$6,601
Collaboration and license revenue	144	53

Total revenue	7,151	6,654

Operating expenses:
Cost of testing	2,568	1,772
Research and development	2,698	1,036
Sales and marketing	2,062	1,753
General and administrative	3,361	1,976
Change in estimated fair value of contingent consideration	(345)	(1,276)

Total operating expenses	10,344	5,261

(Loss) income from operations	(3,193)	1,393

Interest expense, net	(251)	(535)
Other (expense) income, net	(45)	355

(Loss) income before income taxes	(3,489)	1,213
Income tax benefit	—	—

Net (loss) income	$(3,489)	$1,213

Testing Revenue

Testing revenue increased by $406,000 or 6%, for the three months ended September 30, 2015 compared to the same period of 2014. AlloMap test results delivered increased by approximately 397 or 13% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The revenue mix changed such that a lower mix of test volume was recognized from payers from whom we recognize revenue on an accrual rather than a cash basis. There was also a $47,000 increase in test revenue as we changed the revenue recognized of one payer from a cash to an accrual basis.

Collaboration and License Revenue

Collaboration and license revenue increased by approximately $91,000, or 172%, for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in royalties of $47,000 from CardioDx and an increase in $44,000 in other collaboration revenue.

Cost of Testing

Cost of testing increased by approximately $800,000, or 45%. The main driver in this increase was higher royalty expenses of $520,000 in 2015 compared to 2014 as a result of a settlement with Roche in 2014 which resulted in a one-time credit in 2014. Other drivers in the increase in cost of testing expense include increased headcount and material expenses of $260,000, and $20,000 in higher specimen processing and other expenses.

Research and Development

Research and development expenses increased by $1.7 million, or 160%, for the three months ended September 30, 2015 compared with the same period in 2014. The increase was primarily due to an increase in headcount related expenses of $0.6 million, increased expenditure of $0.3 million in the area of cfDNA technology, an increase in clinical trial expenses of $0.3 million and an increase of $0.5 million in various research and development activities. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to develop our cell-free DNA technology, as well as clinical outcomes studies for new tests, if and when developed.

Sales and Marketing

Sales and marketing expenses increased by approximately $0.3 million, or 18%, for the three months ended September 30, 2015 compared with the same period in 2014. The increase was primarily related to increased headcount and consulting expenses of $0.4 million, partially offset by a decrease of $0.1 million in marketing programs such as physician forums, speaker programs, advertising and other marketing expenses. We expect sales and marketing expenses to increase in the future as we continue to expand our presence in the diagnostic surveillance market.

General and Administrative

General and administrative expenses increased by approximately $1.4 million, or 70%, for the three months ended September 30, 2015 compared with the same period of 2014 primarily due to increased professional fees of $0.8 million, and increased headcount related expenses of $0.6 million partially as a result of us in-sourcing our billing function. The increased professional fees were primarily due to the expenses associated with the filing of a registration statement on Form S-3 with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets, and business development activities.

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

Interest Expense, Net

Interest expense, net decreased by $0.3 million for the three months ended September 30, 2015 compared with the same period of 2014. Interest expense, net in the quarter ended September 30, 2015 reflects interest expense of $0.2 million from a term loan that the Company entered into in January 2015. Interest expense, net was $0.5 million for the quarter ended September 30, 2014 and reflects interest associated with the $5.0 million Illumina subordinated convertible note issued in April 2014 as well as interest expense associated with a previous term loan that was subsequently paid off in January 2015.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended September 30, 2015 was $(45,000) as a result of state franchise taxes. We recorded other (expense) income, net of $0.4 million for the three months ended September 30, 2014 primarily due the remeasurement of the estimated fair value of warrants to purchase shares of our convertible preferred stock of $0.3 million and $0.1 million for the derivative bifurcated from our Illumina debt. Upon our July 2014 IPO, the preferred stock warrants converted into common stock warrants and the then fair value of such warrants was reclassified to additional paid-in capital. The common stock warrants are not subject to remeasurement.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

(In thousands except for Allomap results)

	Nine Months Ended September 30,
	2015	2014
Allomap results delivered	9,793	8,843

Revenue:
Testing revenue	$21,147	$19,145
Collaboration and license revenue	349	209

Total revenue	21,496	19,354

Operating expenses:
Cost of testing	7,786	6,337
Research and development	6,629	2,548
Sales and marketing	6,453	4,837
General and administrative	8,553	6,087
Change in estimated fair value of contingent consideration	(456)	(1,276)

Total operating expenses	28,965	18,533

(Loss) income from operations	(7,469)	821

Interest expense, net	(1,334)	(1,727)
Other (expense) income, net	(142)	192

Loss before income taxes	(8,945)	(714)
Income tax benefit	—	1,500

Net (loss) income	$(8,945)	$786

Testing Revenue

Testing revenue increased by $2.0 million, or 10%, for the nine months ended September 30, 2015 compared to the same period of 2014. AlloMap test results delivered increased by approximately 950 or 11% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The revenue increase was primarily related to test volume.

Collaboration and License Revenue

Collaboration and license revenue increased by $140,000 or 67%, for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to $60,000 in increased revenue recognized from our collaboration with Diaxonhit, and an increase in royalties of $110,000 from CardioDx, partially offset by decreases in collaboration revenue of $30,000 from LabCorp and other collaborations, respectively.

Cost of Testing

Cost of testing increased by approximately $1.4 million or 23%, for the nine months ended September 30, 2015 compared to the same period in 2014. The main driver in this increase was higher headcount expenses of $0.8 million. In addition, there was an increase in royalty expense of $0.4 million in 2015 compared to 2014 as a result of a settlement with Roche in 2014 which resulted in a one-time credit in 2014. Other drivers in the increase in cost of testing expense include increased material and other expenses of $0.2 million. We expect to see our cost of testing increase in absolute dollars as we expect test volumes to increase in the future.

Research and Development

Research and development expenses increased by $4.1 million, or 160%, for the nine months ended September 30, 2015 compared with the same period in 2014. The increase was primarily due to increased headcount and consulting related expenses of $2.7 million, an increase of $0.6 million in the area of cfDNA technology, increased clinical trial expenses of $0.6 million, and an increase of $0.2 million in various research and development activities. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to develop our cell-free DNA technology, as well as clinical outcomes studies for AlloMap and new tests, if and when developed.

Sales and Marketing

Sales and marketing expenses increased by approximately $1.6 million or 33%, for the nine months ended September 30, 2015 compared with the same period in 2014. The increase was primarily related to increased headcount and consulting expenses of $0.9 million, an increase of $0.4 million in marketing programs such as physician forums, speaker programs and advertising, and an increase in $0.3 million in other marketing expenses as we ramp up our commercialization efforts. We expect sales and marketing expenses to increase in the future as we continue to expand our presence in the diagnostic surveillance market.

General and Administrative

General and administrative expenses increased by approximately $2.5 million, or 41%, for the nine months ended September 30, 2015 compared with the same period of 2014, primarily due to a $1.4 million increase in headcount related expenses driven primarily by the hiring of key management personnel and the in-sourcing of our billing function, an increase in professional fees of $0.8 million, and an increase in $0.3 million in other expenses. The increased professional fees were primarily due to the expenses associated with the filing of a registration statement on Form S-3 with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets, and business development activities. We anticipate our general and administrative expenses will increase as we continue to operate as a public company.

Change in Fair Value of Contingent Consideration

The consideration for our business combination with ImmuMetrix, Inc. includes a future payment that is contingent upon the achievement of a specified milestone. We recorded a contingent consideration liability at its fair value in September 2014, at the acquisition date. We revalue our contingent consideration obligation each reporting period. Changes in the fair value of our contingent consideration obligation are recognized as a component of operating expense within our condensed statements of operations.

Interest Expense, Net

Interest expense, net decreased by $0.4 million for the nine months ended September 30, 2015 compared with the same period of 2014. Interest expense, net in the quarter ended September 30, 2015 includes a loss on extinguishment of $0.6 million as the company paid off a previous term loan in January 2015, and interest expense of $0.7 million on the new term loan. Interest expense, net was $1.7 million for the nine months ended September 30, 2014 and reflects interest associated with the $5.0 million Illumina subordinated convertible note issued in April 2014 as well as interest expense associated with a previous term loan that was subsequently paid off in January 2015.

Other (Expense) Income, Net

Other (expense) income, net for the nine months ended September 30, 2015 was $(142,000) consisting primarily of state franchise taxes. We recorded other (expense) income, net of $0.2 million for the nine months ended September 30, 2014 which was primarily for the remeasurement of the convertible preferred warrants and the derivative associated with the Illumina subordinated convertible note.

Income Tax Benefit

In conjunction with the acquisition of IMX a tax benefit of $1.5 million was recognized during the nine months ended September 30, 2014. This benefit resulted from the expectation that amortization of the in-process technology acquired, when completed and placed in service, is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, this asset is expected to be amortized or impaired prior to the expiration of net operating loss carryforwards available to us.

Cash Flows for the Nine Months Ended September 30, 2015 and 2014

The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(5,776)	$(2,628)
Investing activities	(1,123)	(739)
Financing activities	4,422	37,287

Net (decrease) increase in cash and cash equivalents	$(2,477)	$33,920

Operating Activities

Net cash used in operating activities consists of net loss or income, adjusted for certain non-cash items in the statements of operations and changes in operating assets and liabilities.

Cash used in operating activities for the nine months ended September 30, 2015 was $5.8 million. The net loss of $8.9 million included $1.2 million of net non-cash expenses. These net noncash expenses include non-cash interest expenses of $0.2 million for the amortization of debt issuance costs associated with new debt, and a loss on extinguishment from a previous debt. Other non-cash expenses include stock-based compensation expense of $1.0 million and depreciation and amortization of $0.6 million.

These non-cash expenses were partially offset by a non-cash revaluation gain of $0.5 million on a contingent consideration liability related to our acquisition of ImmuMetrix, Inc. in June 2014. This revaluation gain was driven by a decrease in our stock price.

In addition to net non-cash expenses, our net operating assets decreased which generated $1.9 million in operating cash flow. The decrease in net operating assets was primarily driven by a decrease in accounts receivable of $0.4 million as our reimbursement efforts improved over the nine month period ended September 30, 2015, increases in accounts payable and accrued and other liabilities of $1.5 million as we strengthened our cash management processes, an increase in payroll liabilities of $0.5 million as a result of accrued employee bonuses, partially offset by increases in inventory, prepaid expenses and other assets of $0.5 million.

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

For the nine months ended September 30, 2014, an increase in net operating assets of $1.9 million was primarily comprised of a decrease in accrued royalties of $2.5 million and an increase in prepaid expenses and other assets of $0.5 million, offset in part by a decrease in accounts receivable of $0.5 million and an increase in accrued and other liabilities of $0.3 million.

The decrease in accrued royalties was the result of a $2.8 million payment of past due royalties to Roche in September 2014 upon settlement of a dispute (for more information, see Note 7 to unaudited interim condensed financial statements elsewhere in this Quarterly Report). The increase in prepaid expenses and other assets was primarily due to our purchase of a directors and officers insurance policy when we became a public company in July 2014.

Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $1.1 million for purchases of property and equipment. During the nine months ended September 30, 2014 we used $0.7 million for investing activities, primarily comprised of $0.4 million for our acquisition of ImmuMetrix and $0.3 million to purchase property and equipment.

We expect capital expenditures to increase as we expand our research and discovery work to develop new transplant surveillance solutions. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in testing volume and support new surveillance solutions currently being developed.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $4.4 million and consisted primarily of $15.6 million in net proceeds received from a new term loan in January 2015, and proceeds of $0.2 million from the issuance of common stock as part of our employee stock purchase plan and the exercise of stock options, partially offset by the pay-off of a previous term loan and capital leases of $11.4 million.

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

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the issuance of our convertible preferred stock, the issuance of common stock in our July 2014 initial public offering, the incurrence of debt, and cash received from AlloMap testing revenues. Through September 30, 2015, we have received net proceeds of approximately $146 million from AlloMap testing revenues, $151 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $35.5 million from our initial public offering, and $35.3 million in net proceeds from debt issuances, including $5.0 million from a subordinated convertible note. As of September 30, 2015, we had cash and cash equivalents of $34.0 million and $15.7 million of debt outstanding under our long-term debt and capital lease obligations.

On August 10, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission which will allow the Company to raise up to $75 million from the capital markets.

We plan to use the $35.5 million of net proceeds from our initial public offering and the $15.6 million in net proceeds from debt issuances in the nine months ended September 30, 2015 for research and development, including research aimed at expanding the clinical utility of AlloMap and the development of new solutions for the surveillance of heart and kidney transplants, sales and marketing activities, general and administrative expenses and for working capital and other general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. We have no current agreements or commitments with respect to any such potential future acquisition or investment.

CMS recently announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the current proposed fee schedule, AlloMap reimbursement from the Medicare program would be reduced by 77% effective, January 1, 2016. The draft fee schedule is subject to an open comment period and has not yet been adopted as final, but if the current proposal is adopted, that could require us to discontinue testing for Medicare patients which would increase our need to raise additional capital.

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

There have been no material changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2015.

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

How We Recognize Revenue

Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allows us to recognize the related revenue on an accrual basis. For the nine months ended September 30, 2015 and 2014, 33% and 37%, respectively, of our revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded, and for a portion of our tests, we may never realize revenue.

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

Continued Adoption of and Reimbursement for AlloMap

Our reimbursement rate has steadily increased over time since the launch of AlloMap, as payers adopt coverage policies and fewer payers consider AlloMap as experimental and investigational. The rate at which our tests are covered and reimbursed has, and is expected to continue to vary by payer. As of September 30, 2015, we had been reimbursed for approximately 80% of AlloMap results delivered in the twelve months ended March 31, 2015. Reimbursement performance is reviewed using a lagging metric of six months as any period less than this is considered not to be reflective of future performance, as the reimbursement process can typically take six months or more to complete depending on the payer. Revenue growth depends on our ability to achieve broader reimbursement from third party payers, to expand the number of tests per patient and the base of ordering physicians.

CMS recently announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the current proposed fee schedule, AlloMap reimbursement from the Medicare program would be reduced by 77%. If this proposal is adopted, some hospitals may reduce the use of AlloMap if it is made available only to non-Medicare recipients.

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

Contractual Obligations

During the nine months ended September 30, 2015, there was a material increase in our contractual obligations and commitments. On January 30, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first advance of $16.0 million (“Draw A”) on January 30, 2015. Under the terms of the Loan Agreement, following a six month period from the closing date and until any time before December 31, 2015, the Company may, at its option, borrow from the lender a second advance of $4.0 million (“Draw B”), subject to the Company’s satisfaction of certain conditions described in the Loan Agreement. Draw A was used to pay-off the Company’s existing term debt of $11.3 million. Draw A and Draw B each bear interest at a daily floating rate equal to 2.00%, over the greater of (i) 3.25% or (ii) the prime rate published by the lender.

The maturity date of the loan is December 1, 2018. Principal pay-down of the loan begins on January 1, 2016 with the loan being payable in 36 equal monthly installments. The principal pay-down of the loan may be delayed to July 1, 2016 with the loan being payable in 30 equal monthly installments, if on December 31, 2015, the Company has achieved certain net product revenue milestones as described in the Loan Agreement. There have otherwise been no material changes to our contractual obligations since our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning January 1, 2016. However, early adoption of ASU 2015-03 is permitted and the Company adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of September 30, 2015 and December 31, 2014 were $170,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of September 30, 2015 and December 31, 2014 were $177,000 and $11,000, respectively. There is no impact from the adoption of ASU 2015-03 on the unaudited condensed statements of operations or in the loss per share calculations.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $34.0 million at September 30, 2015, which consist of bank deposits and money market funds. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. We believe the condensed financial statements included in this Form 10-Q for the quarter ended September 30, 2015 present, in all material respects, our financial position, statements of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our stock, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015, which is incorporated herein by reference. With the exception of the risk factor below, there have been no other material changes from the risk factors previously disclosed in the Form 10-K.

Risks Related to Our Business

We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.

On September 25, 2015, the Centers for Medicare and Medicaid Services (CMS) announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the draft fee schedule, which would become effective January 1, 2016, AlloMap reimbursement from CMS for patients covered by Medicare would be reduced by 77%. The draft fee schedule is subject to an open comment period through October 26, 2015 and has not yet been adopted as final. If the current proposal is adopted, it could require us to discontinue testing for Medicare patients. Given the significant portion of payments represented by Medicare, the remaining test revenue may be insufficient to sustain our operations. Additionally, some hospitals may reduce the use of AlloMap if it is not available to all patients, and only to non-Medicare recipients.

We are working with industry peers, the medical community, patients, the Coalition for 21st Century Medicine, elected representatives in state and federal government, and other stakeholders during the comment period to ensure that value-based reimbursement at the current price is maintained for AlloMap and other molecular diagnostics tests. However, there is no guarantee that these efforts will be successful. Even if the reimbursement levels are increased from the proposed fee schedule, if they are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.

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

CAREDX, INC.
(Registrant)

Date: November 12, 2015	By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth E. Ludlum
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