Form 10-K
period 2015-12-31
CareDx, Inc.
filed 2016-03-29
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2015 as reported by The NASDAQ Global Market on such date was approximately $48,622,431. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 29, 2016 was 11,966,899.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Stockholders to be held on June 16, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

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
•

our ability to close our anticipated acquisition of Allenex, or other companies we may acquire, on currently anticipated terms or within currently anticipated timeframes, and our ability to secure funding for such transactions;

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

PART I

ITEM  1. BUSINESS

Company Overview

We are a molecular diagnostics company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. Our first commercialized testing solution, the AlloMap heart transplant molecular test, or AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate/severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance. We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers to avoid the use of unnecessary, invasive surveillance biopsies and to determine the appropriate dosage levels of immunosuppressants. We are also pursuing the development of additional products for transplant monitoring using a variety of technologies, including AlloSure, our proprietary next-generation sequencing test to detect donor-derived cell-free DNA, or dd-cfDNA, after transplantation.

AlloMap is the only non-invasive method recommended in the International Society for Heart and Lung Transplantation, or ISHLT, patient care guidelines for surveillance of heart transplant rejection in patients 15 years of age or older. AlloMap has received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection. A 510(k) submission is a premarketing submission made to the FDA. Clearance may be granted by the FDA if it finds the device or test provides satisfactory evidence pertaining to the claimed intended uses and indications for the device or test. Additionally, we have obtained a CE mark, which indicates a product’s compliance with European Union, or EU, legislation and enables the sale of such product within the EU. We have a certificate of accreditation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform “high complexity” testing. Almost all clinical laboratories are subject to regulation under CLIA, which is designed to ensure that laboratory testing services on materials derived from the human body are accurate and reliable.

Since the launch of AlloMap in January 2005, we have performed more than 81,000 commercial AlloMap tests, including more than 13,000 tests in 2015, in our Brisbane, California laboratory. In 2015, AlloMap was used in 120 of the approximately 130 heart transplant centers in the United States. As of December 31, 2015, significantly all of our testing revenue has come from the United States and all of our assets and operations are located in the United States. In 2014, we began to expand our AlloMap offering through a partnership in Europe for which we have secured a dedicated laboratory.

AlloMap has received positive coverage decisions for reimbursement from Medicare and many of the largest private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint. We believe our success in achieving reimbursement confirms the value proposition of AlloMap to our key constituents. As of December 31, 2015, we had been reimbursed for approximately 79% of AlloMap results delivered in the twelve months ended June 30, 2015.

We have also successfully completed a number of landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap on the basis of our Cardiac Transplanted Organ Rejection Gene expression Observational (Crespo-Leiro M et al., AM. J. Transplantation, 2012), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals.

We are also engaged in efforts to develop additional testing solutions in the heart transplant market and new testing solutions in other organ transplant markets. For instance, AlloSure, our development stage transplant surveillance solution, applies proprietary next generation sequencing to detect and quantitate genetic differences between donor derived cell-free DNA, or dd-cfDNA, in the blood stream emanating from the donor heart. We believe this solution may help determine rejection-specific activity manifested as cell damage in the transplanted heart and other organs. As part of our efforts to demonstrate the clinical utility of AlloSure, our proprietary next-generation sequencing test that measures the percent of dd-cfDNA in solid organ transplant recipients, irrespective of the type of organ transplanted, in May 2015 we initiated the DART trial. DART is designed to establish clinical validation, or the clinical performance characteristics of dd-cfDNA in detecting clinical and sub-clinical rejection in kidney allograft recipients. DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection. DART is also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate. We expect DART to run for a minimum of 18 months and we expect to complete an first analysis of the data in 2016. Once we receive relevant information from the first analysis, we expect to initiate a second clinical trial to establish the clinical utility of our dd-cfDNA kidney solution. At the end of December 2015, DART had enrolled over 200 patients in 13 centers. Additionally, in late 2015, we announced the completion of analytical validation for AlloSure. Samples used in the analytical validation included donor recipient pairs with unrelated as well as closely related family members.

On December 16, 2015 we entered into purchase agreements to acquire, subject to certain conditions, approximately 78% of the outstanding shares of Allenex AB, or Allenex, from its three principal shareholders in exchange for a combination of cash and our common stock. If we acquire all Allenex shares, the total purchase price for Allenex will be approximately $35.0 million, payable in a combination of cash and equity. On March 7, 2016, we launched a tender offer through the issuance of an Offer Document to acquire the remaining 22% of the shares of Allenex. In connection with, and to fund a portion of the proposed acquisition, on December 15, 2015, we entered into a commitment letter and fee letter with Oberland Capital SA Davos LLC, collectively with its affiliates and assignees, Oberland Capital, for a six month bridge loan of $18.0 million, to be borrowed in connection with the closing of the acquisition. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Allenex Tender Offer” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

We are organized and operate in a single segment. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Our History

We were originally incorporated in Delaware in December 1998 under the name Hippocratic Engineering, Inc. In April 1999, we changed our name to BioCardia, Inc., in June 2002, we changed our name to Expression Diagnostics, Inc., in July 2007, we changed our name to XDx, Inc. and in March 2014, we changed our name to CareDx, Inc. Our principal executive offices are located at 3260 Bayshore Boulevard, Brisbane, California and our telephone number is (415) 287-2300.

On June 10, 2014, we acquired ImmuMetrix, Inc., or ImmuMetrix, a privately held development-stage company working on dd-cfDNA-based solutions in transplantation and other fields. Through this acquisition, we added to our existing know-how, expertise and intellectual property in applying dd-cfDNA technology to the surveillance of transplant recipients, which has contributed to the development of AlloSure. The intellectual property rights of ImmuMetrix included an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA.

Limitations of Existing Approaches for Surveillance of Transplant Recipients

The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers. For example, based on internal calculations based on an internal analysis as of 2011, heart transplant recipients often incur lifetime costs of more than $1.9 million and kidney transplant recipients often incur lifetime costs of more than $1.1 million. The historical standard for heart transplant surveillance has been the microscopic examination of heart tissue obtained through an invasive endomyocardial biopsy. In the biopsy procedure, a catheter is inserted into the right internal jugular vein via the recipient’s neck and threaded through blood vessels into the inner chamber of the heart. Four pieces of tissue are cut from the wall of the heart and sent to a laboratory for examination by a pathologist who uses a microscope to look for evidence of cellular rejection. Due to the limitations of biopsies, including pathologist evaluations which are subjective and dependent upon visual assessment and qualitative interpretation, the risk of sampling errors and the potential for complications and other health risks, these procedures are not frequently used by clinicians to tailor the use of immunosuppressants. The typical schedule of biopsy surveillance may involve eight to ten biopsies within the first six months after transplant and a total of ten to fifteen biopsies within the first year post-transplant. Because repeated biopsies incur cumulative risk and trauma to the recipient, the frequency of biopsy surveillance after one year has been low, despite the fact that recipients would benefit from continued monitoring for rejection and management of their immunosuppressive drugs for the rest of their lives. With less biopsy data collected after the first year post-transplant, clinicians have less information upon which to tailor immunosuppression treatment for their recipients.

The use of renal biopsies for surveillance of kidney transplants is also limited due to the risks associated with such invasive procedures. Therefore, the main clinical test indicator of transplanted kidney dysfunction is an increase in serum creatinine levels, which though widely used, literature suggests may be nonspecific and detected too late, after significant and irreversible renal function loss has occurred. As the current solutions for the surveillance of organ transplant recipients provide only limited and infrequent information on the presence or absence of rejection, clinicians tend to administer relatively high levels of immunosuppression therapy to control rejection risk, which may be more than required for an individual recipient. Due in part to this long-term high level of immunosuppression therapy, illness and mortality rates among transplant recipients remain well above those of the general population and have not significantly improved in the last ten years.

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

Our Products and Services

We develop and provide a diagnostic surveillance testing solution for heart transplant recipients. Our initial test, AlloMap, is designed to help clinicians to regularly monitor for heart transplant rejection throughout the life of the recipient, modulate the use of immunosuppression and make more personalized treatment decisions. The AlloMap test uses a sample of the patient’s blood. Blood draws are relatively painless and the process is routinely performed in laboratories around the world. AlloMap may be used instead of a surveillance heart biopsy to rule out acute cellular rejection in heart transplant recipients. AlloMap offers rapid, high quality results, and for approximately 88% of patients, we return AlloMap results to the clinician within three business days after the blood draw. Additionally, we are in the process of commercializing AlloSure, our development stage transplant surveillance solution which applies proprietary next generation sequencing to detect dd-cfDNA after transplantation.

Overview

AlloMap uses gene expression technology to aid in the identification of heart transplant recipients at low risk of rejection. The test measures the molecular signatures that correlate with biological activity associated with moderate to severe acute cellular rejection. Gene expression may indicate acute cellular rejection well before the evidence of damage is visible from a tissue biopsy sample. AlloMap applies a proprietary mathematical algorithm comprised of the expression values, or RNA levels, of 20 genes of which 11 are informative and 9 are for quality control, and then yields a single AlloMap score. AlloMap may be used for heart transplant recipients 15 years of age or older, starting on day 55 post transplant.

AlloMap provides a single integer score ranging from 0 to 40 and determines the probability of the absence of moderate to severe acute cellular rejection. A key benefit of the AlloMap score is its negative predictive value, or NPV. The NPV of AlloMap is the likelihood that a heart transplant recipient is at low risk for rejection. The NPV for recipients with an AlloMap score below the threshold range for one or more years post-transplant can be greater than 99% depending on the actual score.

The clinical utility of AlloMap is well established. AlloMap is the first and only non-invasive method recommended in the ISHLT patient care guidelines for surveillance of heart transplant recipients for rejection in non-infants. AlloMap has obtained 510(k) clearance from the FDA as an In Vitro Diagnostic Multivariate Index Assay, or IVDMIA. In addition, the clinical utility of AlloMap is supported by numerous clinical trials sponsored by us, the results of which have been published in leading peer-reviewed medical journals.

Through December 31, 2015, we have performed more than 81,000 commercial AlloMap tests in total. We estimate that there are approximately 130 centers performing heart transplants in the United States. In 2015, AlloMap was used in 120 of these centers.

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

AlloMap Score Variability, or AMV, is a new service offered by us that we believe provides useful, complementary information to help personalize long-term care of heart transplant recipients. It is available only upon request by clinicians. A patient’s AMV is based on the variability of a patient’s AlloMap scores over time and may be used as a stratification tool in estimating the risk of probability that one or more of the clinical events in heart transplant recipients may occur in the future. AMV is available from four AlloMap test results within a 24-month period. A low AMV may indicate a lower risk of future events, which suggests that a patient may be a potential candidate for reduced immunosuppression. A high AMV may indicate a higher risk of future events and a patient may merit more vigilant surveillance. The concept of AMV was developed over the course of several years, beginning as an observation in clinical studies of low score variability among stable patients which suggested that AMV might be a predictor of future clinical events and rejection episodes. The Cardiac Allograft Rejection Gene Expression Observational II Study, or CARGO II, included data which demonstrated that AMV may be useful in estimating the probability of future events of death, re-transplantation or graft failure in heart transplant recipients who were undergoing surveillance with AlloMap testing more than 315 days following transplantation.

Clinical Trials of AlloMap and AlloSure

The clinical validation and utility of AlloMap is supported by a number of major clinical trials involving more than 2,000 heart transplant recipients and published in leading peer-reviewed medical journals. Our trials have been designed to evaluate the clinical utility of our solutions and are an integral part of our business strategy, clinical development and marketing programs. In heart transplantation, two major observational trials, CARGO and CARGO II, enabled the initial development, validation and further validation of AlloMap to detect and monitor acute cellular rejection in heart transplant recipients. Blood samples and clinical data from these two trials have been preserved in a multi-year, multicenter registry which we are sponsoring. We expect these samples and data to enable further discovery and product development of new indicators of rejection activity, or biomarkers, and new diagnostic solutions. We believe these repositories, which contain over 37,000 samples, are rich sources for further new product research and development because individual recipients were followed for 10 serial visits over one year or more, on average, and in many cases associated biopsy rejection grades and other clinical outcome endpoints are available for analysis, correlative studies and validation efforts that we believe will be useful for new product development.

Additional clinical utility trials, including IMAGE and EIMAGE, have demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent to outcomes in recipients managed with biopsies. We have also published two studies retrospectively analyzing data from two (IMAGE and CARGO II) earlier trials that demonstrate how the variability in AlloMap scores over time may be useful in predicting the risks of rejection and graft dysfunction.

In May 2015, we initiated the DART trial to clinically validate AlloSure, our proprietary next-generation sequencing test that measures the percent of dd-cfDNA in solid organ transplant recipients, regardless of the type of organ transplanted.  DART is designed to establish clinical validation, or the clinical performance characteristics of dd-cfDNA in detecting acute rejection in kidney allograft recipients. DART is a multicenter observational study of the clinical status of renal transplant patients and blood specimens are collected periodically at post-transplant follow up visits and also at the time of renal biopsies following treatment for acute rejection. DART is also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate. Patients will be followed in DART for a minimum of 18 months. Once we receive relevant information from the first planned analysis of DART, we expect to initiate a second clinical trial to establish the clinical utility of our dd-cfDNA kidney solution. At the end of December 2015, DART had enrolled over 200 patients in 13 centers.

Research and Development

Our research and development activities focus on developing cutting edge organ transplant surveillance solutions, and we seek to continuously explore and develop new clinically-relevant approaches to our products. Our ongoing research and development efforts include:

•	further refinement of the AlloMap product line;
•	additional studies to expand the clinical utility of AlloMap and generate additional data to enhance clinical understanding of transplant rejection;
•	new product development in other areas of transplant surveillance, such as validating the use of AlloSure for heart and dd-cfDNA technology as a biomarker for rejection in other organs; and
•	technology platform development to increase efficiency and lower costs in our testing and laboratory operations.

Our research and development efforts are not limited to specific technology platforms, biomarkers or methodologies. Instead, we aim to leverage current and future innovations in biomarker identification and measurement in developing future solutions.

Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $9.3 million, $3.8 million and $3.2 million, respectively.

During 2015, our European commercial partner Diaxonhit SA, or Diaxonhit, assisted with the design of a health economic study for AlloMap reimbursement in Europe. Diaxonhit is a French publicly traded specialty diagnostics company with activities in France, Switzerland and Belgium, and is a leader in specialty in-vitro diagnostics for transplantation, infectious diseases and cancer. Additionally, the French Ministry of Health has recently approved the funding of a study designed to demonstrate that AlloMap is non-inferior to biopsy as a method of evaluating the risk of acute cellular rejection among French heart transplant patients.

dd-cfDNA as a Biomarker for Organ Rejection

We are currently engaged in discovery and development efforts using dd-cfDNA to develop additional post-transplant diagnostic solutions, with a focus on a test for heart and kidney rejection. We believe dd-cfDNA may be useful as a biomarker for the detection of rejection related organ damage in solid organ transplant recipients. dd-cfDNA are short fragments of DNA that are released into the blood stream when cells die. dd-cfDNA assays have transformed pre-natal testing by providing a non-invasive, accurate method to detect genetic abnormalities in a fetus, without needing an invasive amniocentesis procedure. In a transplant recipient, we believe the differences in the relative amounts of dd-cfDNA from the donated organ and the recipient can be used to distinguish between patients with a healthy or damaged donor organ.

Initial studies such as Heart Transplants Are Genome Transplants: Universal Noninvasive Detection of Organ Transplant Rejection (Snyder T M et al., Proceedings N. Academy Sciences, 2011) and the Highly Sensitive Non-Invasive Cardiac Transplant Rejection Monitoring Using Targeted Qualification of Donor Specific Cell Free DNA (Hidestrand M et. al., J. Am. Coll. Cardiology, 2013) indicate that dd-cfDNA may be a universally applicable marker for rejection, not only for heart, but for kidney, liver and lung transplant recipients as well. Our initial studies and other external studies have reported that the proportions of dd-cfDNA in heart transplant recipients increase as much as five-fold during rejection episodes. Measuring the level and changes in the relative amount of dd-cfDNA in the blood stream may be a useful new method for detecting rejection. This technique involves measuring the dd-cfDNA released by dying cells from the donor organ into the recipient’s blood stream. The level of donor specific dd-cfDNA from the transplanted organ can be monitored in the recipient’s blood stream over time, and changes in organ status may be detected as changes in the donor dd-cfDNA level. The rationale for this approach arises from the observation that both acute and chronic rejection processes are associated with high levels of cell death in the transplanted organ.

In early 2015 we presented preliminary data demonstrating an increase of dd-cfDNA in the plasma of patients prior to organ rejection and the decrease of dd-cfDNA following immunosuppressive therapy for acute rejection in heart transplant recipients, using blood samples and clinical data from our CARGO II repository. These tests were conducted in our research facilities using our library of well annotated blood samples from primarily heart organ transplant patients. The results were presented at several professional medical society meetings.

dd-cfDNA for Heart Transplants

We believe that a dd-cfDNA-based solution for heart transplant recipients could provide additional value to clinicians, particularly in situations where a recipient’s AlloMap score does not suggest a low probability of acute rejection. Studies have reported that a higher percentage of dd-cfDNA in the blood stream of patients with moderate or severe rejection as determined by an associated biopsy specimen. We believe a dd-cfDNA solution for heart could help clinicians to identify recipients with a higher probability of rejection and make any subsequent biopsy a more effective diagnostic tool, because the likelihood of detecting rejection in the biopsy specimen would be substantially enhanced.

We have completed internal studies with our collection of samples. We have established our proprietary strategy for quantification of donor specific dd-cfDNA and we have completed initial proof of concept studies. We now offer AlloSure as a laboratory developed test for a limited number of heart transplant centers and physicians as part of the D-OAR registry study.

Other steps in our AlloSure development process have included publication of abstracts in association with professional meetings on the results of the clinical validity of AlloSure in our CARGO II sample and data repository.

dd-cfDNA for Kidney Transplants

Our DART clinical trial is aimed at establishing the clinical validity of a dd-cfDNA for kidney transplant patients. We are applying expertise we gained developing AlloSure to develop a dd-cfDNA solution for other organ transplants, beginning with kidney transplants. We have a proprietary library of longitudinal blood and urine samples from kidney transplant recipients acquired during the course of our Kidney Transplanted Organ Rejection Gene expression Observational Study, or KARGO.

An interventional clinical study to establish clinical utility of dd-cfDNA is expected to commence after initial results are obtained from the DART validation study. We may seek to acquire rights to access additional well-curated samples from other university hospitals and other sample repository consortiums in the United States with which we maintain relationships. We plan to expand the clinical validity evidence in support of commercialization for use in kidney transplant recipients. If developed, we would commercialize this solution. We recently designed and expanded our CLIA-CAP-compliant lab to accommodate clinical-grade next generation sequence testing and released a clinically validated Laboratory Developed Test, or LDT, under CLIA in December 2015.

We previously applied for and obtained FDA clearance for our AlloMap solution based on draft guidance published by the FDA in September 2006. That guidance was never finalized by the FDA and, at present, we do not anticipate seeking 510(k) clearance from the FDA for our dd-cfDNA-based kidney solution as part of our initial launch. If the FDA changes its current policy with respect to the regulation of LDTs, we may be required to seek FDA clearance or premarket approval for our dd-cfDNA-based kidney solution. The time required to develop and validate a test for kidney transplants depends on a number of factors, including the success and timing of developing a dd-cfDNA test for heart transplants and the time required to acquire sufficient samples.

Reimbursement

We have been successful in achieving reimbursement from many payers. The reimbursement process can take six months or more to complete depending on the payer. As of December 31, 2015, we have been reimbursed for approximately 79% of AlloMap results delivered in the twelve months ended June 30, 2015.

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

AlloMap has been billed since the inception of the test using an unlisted CPT code. This approach is consistent with the billing approach for many diagnostic tests. However, in February 2015 Medicare assigned a Category 1 CPT code for AlloMap.

Due to the assignment of a Category 1 CPT, in September 2015, the Centers for Medicare & Medicaid Services, or CMS, issued a proposed Clinical Laboratory Fee Schedule, or CLFS, Preliminary Determinations for calendar year 2016. In the draft, CMS proposed large changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the proposed fee schedule, AlloMap reimbursement would have been reduced by 77% from $2,821.00 to $644.62.

However, in October 2015, CMS reversed its preliminary CLFS and restored the final pricing determinations for AlloMap in the 2016 CLFS to $2,821.00, which is the same as the previous rate set by a number of Medicare

Administrative Contractors, or MACs, including Noridian Administrative Services, Cigna Governmental Services, and Palmetto GBA. CMS has deferred formal Category 1 CPT pricing determinations until 2017.

Medicare

We are reimbursed for a substantial portion of our tests performed on recipients covered by Medicare. These represented 36%, 37% and 39% of all AlloMap tests in 2015, 2014 and 2013, respectively. Approximately 50%, 51% and 53% of all testing revenue was derived from Medicare reimbursements for the years ended December 31, 2015, 2014 and 2013, respectively. Medicare reimbursement for AlloMap began in 2006 and has continued through three successive Medicare Administrative Contractors, which are the local organizations that make most coverage decisions for Medicare.

Private Payers and Medicaid Payers

We are reimbursed for a substantial portion of the tests we perform on patients covered by private payers and Medicaid payers. Coverage policies approving AlloMap for reimbursement have been adopted by many of the largest private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint, and a number of state Medicaid programs. Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms. With private payers and Medicaid payers that have not yet adopted positive coverage policies, we obtain reimbursement from those payers on a case-by-case basis for a significant portion of claims.

International

In 2013 we initiated a commercial agreement with a term of 10 years that provides for exclusive rights to promote AlloMap in Europe with Diaxonhit, a leader in specialty in-vitro diagnostics for transplantation, infectious diseases and cancer. Diaxonhit has agreed to commercialize AlloMap in all countries in western and central Europe directly and through sub-partners. Under the terms of our agreement, we will provide Diaxonhit with training and a license to perform AlloMap. In Europe, we receive revenue in two ways; first, through our sale of testing materials to our partner, Diaxonhit, and second, through royalties on Diaxonhit’s net sales of AlloMap. Diaxonhit will pay royalties to us on the net sales, as defined in the agreement, of AlloMap tests, in the mid to high teens. Diaxonhit made an upfront payment to us in cash of approximately €387,500 ($503,000) and Diaxonhit’s publicly traded common stock with a value at the time of €387,000 following execution of the agreement. The cash portion of this upfront payment will offset the royalties payable to us upon the satisfaction of certain milestones in the first three years following the first commercial sale. Diaxonhit is also obligated to pay additional royalties based on certain milestones, up to a maximum of €1,450,000, and some of the royalty payments may be made pursuant to the issuance to us of Diaxonhit’s publicly traded common stock. Through Diaxonhit, we have also secured a dedicated laboratory, the Strasbourg University Hospital Central Immunology Laboratory, or HUS, in France.

Our agreement with our Canadian partner, LifeLabs Medical Laboratory Services, was terminated in August 2015 and we now sell directly in Canada with a focus on the largest province: Ontario.

Testing and Laboratory Operations

Our laboratory operations are headquartered at our Brisbane, California laboratory, which is certified under the Clinical Laboratory Improvement Amendment of 1988, or CLIA, and where we perform all testing in support of our U.S. patients. Through our European commercial partner, we have contracted with a dedicated laboratory in France with HUS for AlloMap testing in Europe. We undertook a multi-step validation process to demonstrate that AlloMap test results released from the HUS laboratory are equivalent to AlloMap results generated by our main laboratory in the United States. The technology transfer was completed in January 2016, and patient samples can now be tested at HUS. We believe that our laboratory capacity will be adequate to meet demand for AlloMap in Europe for the next several years.

We have also recently expanded existing lab facilities in Brisbane, CA to accommodate CLIA-compliant space specifically designed for clinical-grade next-generation sequencing, or NGS, testing. This new laboratory space has been established to support future products that target dd-cfDNA for the surveillance of organ transplant recipients. The expanded facility also includes a state-of-the-art laboratory information management system containing best-in-class NGS bioinformatics and customized software modules.

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

We rely solely on single suppliers to provide certain laboratory instruments and reagents that we use to perform AlloMap. These sole source suppliers include Thermo Fisher Scientific Inc., or Thermo Fisher, which supplies us with instruments, laboratory reagents, a master mix formula and consumables, Becton, Dickinson, and Company which supplies us with cell preparation tubes, and Therapak Corporation, which supplies us with a proprietary buffer reagent. One of the reagents supplied to us by Therapak Corporation is, in turn, obtained by Therapak Corporation from Qiagen N.V. and is a proprietary formulation of Qiagen N.V.

We have completed all the verification and validation studies with Thermo Fisher for the development of a custom master mix. All three full scale validation lots passed our acceptance testing. We now routinely purchase this material for routine use in the production of its AlloMap test plates.

Sales and Marketing

Our sales organization consists of a direct sales team in the United States which interacts with all aspects of the transplantation channel, including sales, medical science, reimbursement, customer service and field laboratory/draw site support. As of December 31, 2015, our sales and marketing team consisted of 22 employees, including transplant account sales executives, reimbursement account managers, medical science liaisons and patient service center and customer service personnel. All personnel are field based except for customer service, which are based in our California headquarters.

In 2015, AlloMap was used in 120 of the approximately 130 heart transplant centers in the United States. Our marketing focuses on the clinical and economic benefits of AlloMap and the scientific validation that supports our test. Our strategy includes continued marketing to and education of clinicians and administrators at treatment centers that have used our test to increase the number of clinicians at those centers using our test, and to have centers adopt formal protocols for AlloMap use.

Competition

We believe the principal competitive factors in our target markets include:

•	quality and strength of clinical and analytical validation data;
•	confidence in diagnostic results;
•	the extent of reimbursement;
•	inclusion in practice guidelines;
•	cost-effectiveness; and
•	ease of use.

We believe we compete favorably on the factors described above.

Existing diagnostic methods for heart transplant rejection generally involve evaluating biopsy samples to determine the presence or absence of rejection, and for kidney transplant rejection include general, non-specific clinical chemistry tests, though biopsies are also a surveillance diagnostic tool. Both of these practices have been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our test in order to change clinical practice. Also, many transplant centers are located within hospitals that have their own laboratory facilities and have capacity to conduct various tests, so hospitals may choose to rely on internally developed and/or internally performed surveillance and diagnostic tests. Competition for kidney surveillance diagnostics can also come from biopsies. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, complete blood count, lipid profile and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs.

We also expect the competition for post-transplant surveillance to increase as there are several established and early-stage companies in the process of developing novel products and services for the transplant market which may directly or indirectly compete with AlloMap or our development pipeline. In addition to companies focused on pre-transplantation such as Thermo Fisher Scientific Inc.’s One Lambda and Immucor, Inc.’s LIFECODES businesses, companies who have not historically focused on transplantation, but have knowledge of dd-cfDNA technology, have indicated they are considering this market.

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

As of December 31, 2015, we have 16 issued United States patents, and one pending patent application outside the United States related to transplant rejection and autoimmunity. We have five issued United States patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of ImmuMetrix, we obtained an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030.

We have six issued United States patents covering a method of diagnosing or monitoring autoimmune or chronic inflammatory diseases, such as lupus, by detecting specific genes. While we have clinical samples and patents covering lupus diagnostics, we do not intend to actively pursue the lupus test opportunity.

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

In November 2004, we entered into a license agreement with Roche Molecular Systems, Inc., or Roche, which was amended in January 2007, July 2007, October 2008 and September 2014. The agreement grants us the right to use PCR and quantitative real time PCR for use in clinical laboratory services. This is a non-exclusive license agreement in the United States covering the claims in multiple Roche patents. Under the terms of the agreement, we are required to report and pay royalties, after adjustment due to a discount for combination services, in the mid-single digits on test revenues from products using the licensed intellectual property on a quarterly basis until September 2017, pursuant to a Settlement Agreement and Mutual Release, dated September 11, 2014, or Settlement Agreement. As part of the Settlement Agreement, we will continue (i) a downward adjustment of the combination services percentage used to determine the portion of the AlloMap service that is royalty bearing under the terms of the license until September 30, 2017 and (ii) to report and pay quarterly royalties within 45 days of the end of each quarter. Roche has agreed that subject to our timely payment of all applicable royalties through such date, no further royalties will be payable by us for periods after September 20, 2017.

In June 2014, we entered into an amended and restated license agreement with Stanford University (Stanford) which granted us an exclusive license to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA and a non-exclusive license to related technology provided by Stanford. Subject to various rights of extension, we are required to achieve certain development and commercialization milestones set forth in the license agreement. Under the terms of the license agreement, we are required to report and pay an annual license maintenance fee, six milestone payments and royalties in the low single digits on net sales of products incorporating the licensed technology.

Regulation

Clinical Laboratory Improvement Amendments of 1988

As a clinical laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, administered by CMS, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems, proficiency testing and performance. Almost all clinical laboratories are subject to regulation under CLIA, which is designed to ensure that laboratory testing services on materials derived from the human body are accurate and reliable.

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

On October 3, 2014, the FDA published two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. The FDA allotted 90 days for comment from stakeholders in order to further advance their thinking on their regulatory oversight of LDTs. In addition, the FDA convened a public meeting January 8-9, 2015 also for the purpose of stakeholders to provide input into the FDA process.

The FDA’s LDT guidance documents, if and when finalized, may significantly impact the timing, availability and reimbursement of our future tests, and could require us to modify our business model in order to maintain compliance with these new requirements. For our dd-cfDNA test and all similar testing solutions, we may be required to conduct additional clinical trials to demonstrate clinical validity and utility of our test, and submit to the FDA a premarket approval application, or PMA, or 510(k) premarket notification application and obtain approval or clearance for the test before it can be commercialized. We cannot predict the ultimate timing or form of any FDA final guidance or regulation of LDTs, or when we must obtain regulatory approval or clearance for our LDT solutions. There can be no assurance that any of our tests or additional uses of our tests for which we seek clearance or approval in the future will be cleared or approved on a timely basis, or at all, nor can there be any assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our current and future tests. Moreover, any new FDA requirements could conflict with CLIA requirements and thereby complicate our compliance efforts.

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

Federal and State Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, which we refer to collectively as “the Affordable Care Act,” was enacted in the United States. The provisions of the Affordable Care Act are effective on various dates. The Affordable Care Act expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the Anti-Kickback Statute and the False Claims Act, to make it easier to bring suit under these statutes. The Affordable Care Act also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system and expanded use of recovery audit contractors for enforcement.

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

Employees

As of December 31, 2015, we had a total of 95 employees, including 22 employees in sales and marketing and 33 employees in research and development. From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

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

Available Information

Our website is www.caredx.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not consider information on our website to be part of this report unless specifically incorporated herein by reference. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission, or SEC. The SEC also maintains a website that contains our SEC filings. The address of the website is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0300.

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

Risks Related to the Acquisition

The acquisition of Allenex will require us to obtain additional financing.

On December 16, 2015, we entered into purchase agreements, to acquire, subject to certain conditions, approximately 78% of the outstanding shares of Allenex from its three principal shareholders in exchange for a combination of cash and our common stock, and on March 7, 2016, we launched a tender offer through the issuance of an Offer Document to acquire the remaining 22% of the shares of Allenex. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Allenex Tender Offer” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

If we acquire all Allenex shares, the total purchase price will be approximately $35.0 million, payable in a combination of cash and equity. If the Allenex minority shareholders accept the all cash alternative, together with the cash component payable to the three principal shareholders, we will distribute approximately $27.0 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). If the Allenex minority shareholders elect to receive both shares and a cash payment, we will distribute approximately $24.6 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). Additionally, if in the tender offer we acquire more than 90%, but less than 100%, of the shares of Allenex, we intend to initiate compulsory acquisition proceedings under Swedish laws and to purchase the remaining shares in Allenex for cash. The actual price per share purchased pursuant to such compulsory acquisition proceedings will be determined by an arbitrational tribunal. As a result of the compulsory acquisition proceedings under Swedish law, we may ultimately have to pay, in the aggregate, a higher price per share in order to purchase the remaining Allenex shares, further depleting our cash reserves.

The acquisition will require us to refinance or amend our existing $16.0 million debt loan with our existing lender, and we also expect to incur costs as we integrate Allenex’s business and operations with ours. To fund a portion of the proposed acquisition and to refinance our existing loan, on December 15, 2015, we entered into a commitment letter and fee letter with Oberland Capital for a six month bridge loan of $18.0 million, to be borrowed in connection with the closing of the acquisition.  The Oberland Capital bridge loan will be secured by substantially all of our assets and will contain operating and financial covenants. These include, among others, restrictions on our ability to incur additional debt. These restrictions and covenants may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. Breaches of these covenants and restrictions could result in a default and an acceleration of our obligations under the Oberland Capital loan agreement.

Even with the Oberland Capital bridge loan, the acquisition will consume a significant portion of our current cash and cash equivalents. We will require additional financing to fund our working capital and, within six months following entry into the bridge loan, to refinance the Oberland Capital bridge loan. We are pursuing financing opportunities in both the private and public debt and equity markets through sales of equity or debt securities. On August 10, 2015, we filed a registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we are allowed to sell equity and debt securities.  We cannot initiate sales under the Form S-3 until mid-2016.

Absent additional funding and assuming completion of the acquisition and entry into the bridge loan, we will exhaust our cash and cash equivalents in July 2016 unless we substantially reduce costs and operations, including research and development and other operating costs.  Such costs reductions would significantly impair our ability to operate our business effectively, and raises substantial doubt about our ability to continue as a going concern.

Our ability to raise additional financing for working capital and to refinance our indebtedness will depend, in part, on the conditions of the capital markets. Additional capital may not be available on attractive terms, or at all. Raising additional funds by issuing equity securities would result in dilution to our existing shareholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Any refinancing of our indebtedness could be at significantly higher interest rates, require additional restrictive financial and operational covenants, require us to incur significant transaction fees and also require that we issue warrants or other equity securities, or issue convertible securities. Any debt arrangement we enter into may contain restrictive covenants, including restrictions on the ability of us and our subsidiaries to incur additional debt, grant liens, make investments, including acquisitions and pay dividends and distributions. These restrictions and covenants may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default and an acceleration of our obligations under a debt agreement. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we would have to curtail our research and development and other activities and this would adversely affect our business and future prospects.

If we do not complete the acquisition of Allenex, we may be subject to fines or penalties from Swedish securities regulatory authorities.

Our obligation to complete the Allenex acquisition is subject to certain closing conditions, but is not subject to a financing condition. The bridge loan funding is subject to multiple closing conditions, including with respect to our financial condition and adequacy of capital. If Oberland Capital fails to extend us the bridge loan and other capital is not available, we would be unable to complete the acquisition. If we do not perform our obligation to complete the acquisition, we may be subject to fines and penalties under Swedish law, in addition to stockholder claims. Nasdaq Stockholm Takeover Rules authorize the institution to impose a special fine ranging between SEK 50,000 (approximately $6,000) and SEK 100 million (approximately $12.0 million). If we fail to perform our obligation to close the acquisition, we may also be subject to stockholder claims for damages under the purchase agreements and under the Swedish Takeover Rules. Such penalties, fines and contract damages claims may also trigger a default under our current loan agreement, and could have other unforeseen consequences that could negatively affect our business and the price of our common stock.

Each of our and Allenex’s business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the Offer.

After announcement of the acquisition, and during the tender offer period, customers, vendors, licensors, suppliers and other third parties with whom we and Allenex do business or otherwise have relationships may experience uncertainty on whether the transaction will be completed, and this uncertainty could materially affect their decisions with respect to existing or future business relationships while the transaction is pending, or with us following completion of the acquisition. Additionally, as we complete the integration of the Allenex business, business relationships with third parties may be subject to disruptions or delays. These third parties may also attempt to negotiate changes to existing business agreements, which may result in additional obligations imposed on us and Allenex. These types of disruptions could have a material adverse effect on our business, financial condition and results of operations both during and following the completion of the transaction. In addition, the acquisition could be viewed negatively by investors, which may adversely affect our business and the price of our common stock.

We may not be able to successfully integrate our business with the business of Allenex, and we may not be able to achieve the anticipated strategic benefits from our acquisition of Allenex.

The integration of Allenex will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of the combination, which includes a complementary product portfolio and significant cross-selling opportunities. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisition of Allenex. If we are not able to achieve the anticipated strategic benefits of the combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.

Uncertainty regarding the completion of the acquisition may have a negative impact on the market price of our common stock and/or Allenex’s shares.

We have established certain conditions for completion of the acquisition. The fulfillment of the conditions is not within our control. There are therefore no guarantees that the Offer will be completed, or, when it can be completed, if at all, and the resulting uncertainty may negatively affect the market price for our shares of common stock. Further, all or a portion of the costs incurred in connection with the preparation for the acquisition will have to be paid by us regardless of whether the acquisition is completed, which would have a negative effect on our results of operation and cash flows.

The market price of our shares may decline due to increased selling pressure as a result of the acquisition.

In connection with the acquisition, we could issue approximately 1.75 million shares if all Allenex shareholders elect to receive both cash and shares of our common stock. The common stock to be issued as consideration in the acquisition will be freely tradable upon consummation of the acquisition. Sales of a substantial number of our shares of common stock in the public market in connection with the acquisition, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Allenex shareholders who may not have the ability or desire to hold shares in a U.S. company may lead to sales of our shares of common stock or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our shares.

The uncertainties associated with our combination with Allenex may cause key personnel to leave.

Our employees may perceive uncertainty about their future role with the combined business until strategies with regard to the combined business are announced or executed. Any uncertainty may affect our ability to attract and retain our key personnel, or the key employees of Allenex.

Charges to earnings resulting from acquisition and integration costs may materially adversely affect the market value of our shares following the completion of the acquisition.

As part of the acquisition, we expect to pay a substantial amount of cash and incur debt to pay for the acquisition. The incurrence of indebtedness is anticipated to also result in increased fixed obligations, increase interest expense, and include covenants or other restrictions that could impede our ability to manage our operations. We may also discover liabilities or deficiencies associated with the acquisition of Allenex that were not identified in advance, which may result in significant unanticipated costs.

Intangibles acquired in connection with the acquisition may subsequently be impaired and, if so, could increase our net accumulated deficit.

We are accounting for the combination with Allenex under the acquisition method of accounting in accordance with U.S. GAAP. The purchase price of Allenex is allocated to the fair value of the identifiable tangible and intangible assets and liabilities that are acquired from Allenex. The excess of the purchase price over Allenex’s net assets and intangibles is allocated to goodwill. We are required to perform periodic impairment tests on goodwill and intangibles to evaluate whether the intangible assets and goodwill as a result of the Offer continue to have fair values that meet or exceed the amounts recorded on our balance sheet. If the fair values of such assets decline below their carrying value on the balance sheet, we may be required to recognize an impairment charge related to such decline. We cannot predict whether or when there will be an impairment charge, or the amount of such charge, if any. However, if the charge is significant, it could cause the market price of our shares to decline.

Full integration of our business with Allenex may not be achieved until we acquire the remaining shares of Allenex shareholders.

Under Swedish law, we may only effect a compulsory acquisition if the holders of more than 90% of the outstanding shares in Allenex accept our tender offer. If we are unable to achieve the requisite shareholder consent, this could prevent us from realizing some or all of the anticipated strategic benefits of the acquisition of Allenex. We may be somewhat limited in our freedom and ability to manage Allenex due to the shareholder minority protection rules in the Swedish Companies Act. Even if we acquire more than 90% of the outstanding shares in Allenex, full integration of the Allenex business may not be achieved until we have compulsorily acquired the remaining shares of Allenex Shareholders.

Our acquisition of Allenex may not result in material benefits to our business and our development efforts.

Through the acquisition of Allenex, we expect to create an international transplantation diagnostics company with a strong presence and direct distribution in both the US and Europe. Allenex’s products are used to evaluate organ transplant patients prior to their transplant procedure with Human Leukocyte Antigen, or HLA, matching diagnostic tests to ensure that a donor’s organ is compatible with the transplant recipient’s immune system to prevent rejection.

While Allenex has well-known products in the field of genomic HLA, Allenex faces market risk in the form of competition from other producers, transition to more automated typing processes as well as new technologies, which may make it difficult for the business to maintain current market share and margins. The markets for clinical diagnostic products are competitive, and there are a number of companies which currently compete with Allenex for product sales. Allenex’s competitors or new market entrants may be in a better position than we are to respond quickly to new or emerging technologies, may be able to undertake more extensive marketing campaigns, may adopt more aggressive pricing policies and may be more successful in attracting potential customers, employees and strategic partners. These competitors may also have substantially greater expertise in conducting clinical trials and research and development, greater ability to obtain necessary intellectual property licenses and greater brand recognition than we do, any of which may adversely affect the use of our genomic HLA products.

Additionally, the results from the acquisition of Allenex will be dependent on the performance of Allenex’s new product, QTYPE. The development and commercialization of QTYPE may fail for many reasons, including:

•	lack of clinical validation data to support the effectiveness of the test;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
•	failure to obtain or maintain necessary clearances or approvals to market the test; or
•	lack of commercial acceptance by patients, clinicians, laboratories or third-party payers.

We have limited experience with respect to acquiring other companies and limited experience with respect to the acquisition of strategic assets or the formation of collaborations, strategic alliances and joint ventures. The acquisition of Allenex could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. We may not identify or complete this transaction in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of this acquisition.

Risks Related to Our Business

We have a history of losses, and we expect to incur net losses for the next several years.

We have incurred substantial net losses since our inception, and we expect to continue to incur additional losses for the next several years. For the year ended December 31, 2015, our net loss was $13.7 million. For the year ended December 31, 2014, we had net income of $0.8 million, and for the year ended December 31, 2013, we incurred net loss of $3.5 million. As of December 31, 2015, we had an accumulated deficit of $173.1 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

•	researching, developing, validating and commercializing potential future diagnostic solutions, including AlloSure, our solution currently in development;
•	developing, presenting and publishing additional clinical and economic utility data intended to increase payer coverage and clinician adoption of our current and future solutions;
•	expansion of our operating capabilities;
•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;
•	the process of integrating the Allenex business with our business and the associated potential disruptions to our business;
•	future clinical trials;
•	expansion of the size and geographic reach of our sales force and our marketing capabilities to commercialize potential future solutions;

•	employment of additional clinical, quality control, scientific, customer service, laboratory, billing and reimbursement and management personnel; and
•	employment of operational, financial, accounting and information systems personnel, consistent with expanding our operations and our status as a newly public company.

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

For the years ended December 31, 2015, 2014 and 2013, payments from Medicare for AlloMap represented approximately 50%, 51% and 53%, respectively, of testing revenue. We anticipate that Medicare will continue to be the payer for a significant portion of our claims for the foreseeable future. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

Our financial results are largely dependent on sales of one test, AlloMap, and we will need to generate sufficient revenues from this and other future solutions to grow our business.

Our ability to generate revenue is currently dependent on sales of AlloMap for heart transplant recipients, and we expect that sales of AlloMap will account for a substantial portion of our revenue for at least the next several years. Although we are working to commercialize AlloSure, our dd-cfDNA-based solution for heart transplant recipients, even if we are successful in developing this new test, we expect that it would be marketed as part of AlloMap and that it would not generate additional standalone revenue for us. In addition, while we are in the process of developing a dd-cfDNA solution for kidney transplant recipients, even if we are successful in developing this test, we do not expect this test to be commercially available for at least the next several years. If we are unable to increase sales of AlloMap or successfully develop and commercialize other solutions or enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

The development and commercialization of additional diagnostic solutions, including solutions related to the acquisition of Allenex, are a key to our growth strategy. New test development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize additional diagnostic solutions.

Key elements of our strategy are to discover, develop, validate and commercialize a portfolio of new diagnostic solutions in addition to AlloMap. While we have engaged in discovery and development activity for AlloSure, our dd-cfDNA solution for heart transplant recipients, we will be required to devote considerable additional efforts and resources to the further research and development of this test before it can be made available. Our planned new diagnostic solutions for organs other than the heart, such as our planned dd-cfDNA solution for kidney transplant recipients, are at much earlier stages of development. dd-cfDNA solutions are a novel technology, and to date have not been used commercially in the field of transplantation surveillance. We are seeking to acquire Allenex in order to offer solutions addressing pre-transplantation testing needs. We cannot assure you that we will be able to successfully complete development of or commercialize any of our planned future solutions, or that they will prove to be capable of reliably being used for organ surveillance in the heart or in other types of organs. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets elsewhere in this Annual Report on Form 10-K. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline. Please see the section entitled “Business—Research and Development” for more information regarding our strategies.

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

We estimate that there are approximately 130 centers managing heart transplant recipients in the United States. In 2015, AlloMap was used in 120 of these centers. However, not all clinicians in these centers are currently using our test. In order for AlloMap sales to grow, we must continue to market to and educate clinicians and administrators at treatment centers that have used our test to increase the number of clinicians ordering our test, the number of recipients tested and the number of tests per recipient. In addition, we must actively solicit additional treatment centers to establish policies and procedures for ordering our test and to encourage clinicians at those centers to incorporate our test into their standard clinical practice. Some of the challenges that our sales team must overcome include explaining the clinical benefits of AlloMap, which is a highly technical product, and changing a 30-year patient management paradigm of using biopsy as the basis of transplant recipient monitoring. If clinicians and hospital administrators do not adopt and continue to use AlloMap or our future solutions, our business and financial results will suffer.

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

Historically, our financial results have been, and we expect that our operating results will continue to be, subject to quarterly fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

•	our ability to successfully market and sell AlloMap;
•	our ability to commercialize new diagnostic solutions such as AlloSure;
•	the amount of our research and development expenditures;
•	the timing of cash collections from third-party payers;
•	the extent to which our current test and future solutions, if any, are eligible for coverage and reimbursement from third-party payers;
•	the process of integrating new acquisitions, such as Allenex, with our business and the associated potential disruption to our business;
•	changes in coverage and reimbursement or in reimbursement-related laws directly affecting our business;
•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	announcements by our competitors of new or competitive products;
•	regulatory developments affecting our test or competing products;

•	total operating expenses; and
•	changes in expectation as to our future financial performance, including financial estimates, publications or research reports by securities analysts.

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

We are also in the process of completing clinical trials demonstrating the clinical validity of AlloSure, our development stage transplant surveillance solution, and clinical performance characteristics of dd-cfDNA.  To ensure the success of AlloSure and future tests based on dd-cfDNA, we will need to continue our efforts to complete and publicize research and trials that provide evidence of the utility of dd-cfDNA and validate AlloSure as a solution.

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

If we are unable to successfully compete with larger and more established players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.

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

We expect the competition for post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing novel products and services for the transplant market which may directly or indirectly compete with AlloMap or our development pipeline. In addition to companies focused on pre-transplantation such as Thermo Fisher Scientific Inc.’s One Lambda and Immucor, Inc.’s LIFECODES businesses, companies who have not historically focused on transplantation, but with existing knowledge of dd-cfDNA technology have indicated they are considering this market.

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

Our clinical development relies on our ability to secure access to tissue and blood samples, as well as recipient information including biopsy results and clinical outcomes from the same patient. Furthermore, the studies through which our future solutions are developed rely on access to multiple samples from the same recipient over a period of time as opposed to samples at a single point in time or archived samples. We will require additional samples and recipient data for future research, development and validation. Access to recipients and samples on a real-time, or non-archived, basis is limited and often on an exclusive basis, and there is no guarantee that initiatives such as the DART study will be successful in obtaining and validating additional samples. Additionally, the process of negotiating access to new and archived recipient data and samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues, such as usage rights, institutional review board approval, recipient consent, privacy rights and informed consent of recipients, publication rights, intellectual property ownership and research parameters. If we are not able to acquire or negotiate access to new and archived recipient data and blood samples with source institutions, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future solutions will be limited or delayed.

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

From time to time we expect to engage in discussions with potential clinical collaborators, which may or may not lead to collaborations. We cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies which may result will be enrolled or completed in a reasonable time frame or with successful outcomes. Once news of discussions regarding possible collaborations become known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the other entity’s announcement of a collaboration with an entity other than us may result in adverse speculation about us, our current and future solutions or our technology, resulting in harm to our reputation and our business.

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

From 2014 to 2015, our testing revenue grew from $25.8 million to $27.9 million, which represents annual growth of 8%. In the future, our revenue may not grow as rapidly as it has over the past several years. We believe that our future revenue growth will depend on, among other factors:

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

If our sole laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloMap and future solutions, if any, and our business will be harmed.

We perform all of our diagnostic services for the U.S. in our laboratory located in Brisbane, California. Additionally, through our partnership with Diaxonhit we have recently validated a dedicated laboratory for AlloMap testing in Europe through the Strasbourg University Hospital Central Immunology Laboratory. We do not have redundant laboratory facilities. Brisbane is situated on or near earthquake fault lines. Our facility and the equipment we use to perform AlloMap would be costly to replace and could require substantial lead time to repair or replace, if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us in the U.S. would be required to be certified under the CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. We would also be required to secure and maintain state licenses required by several states, including California, Florida, Maryland, New York and Pennsylvania, which can take a significant amount of time and result in delays in our ability to begin operations at that facility. If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloMap or future solutions following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing or able to adopt AlloMap or future solutions and comply with the required procedures, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.

Any additional laboratories opened in Europe would need to undergo a multi-step validation process demonstrating that AlloMap test results raised from such laboratory are equivalent to AlloMap results generated by our Brisbane laboratory. Training and other preparation is required before the laboratory is operational, and our commercial partner in Europe may encounter unanticipated obstacles. We do not have access to redundant facilities in Europe and our exclusive arrangement precludes the engagement by us of another collaboration partner whose laboratories we could use in the event that our primary facility is harmed or rendered inoperable. Without immediate access to an alternative facility, any disruption to our European partner’s laboratory may result in delays in the delivery of test results, patient claims, loss of customers or harm to our reputation.

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

We rely on third-party laboratory services providers to draw the recipient blood samples that are analyzed in our Brisbane, California laboratory. Our business will suffer if these service providers do not support AlloMap or the other solutions that we may develop. For example, these laboratories may deem the effort to process the samples for our solutions to require too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:

•	complete development of AlloSure, our proposed dd-cfDNA test for heart and kidney, or develop other solutions for clinical surveillance in transplantation;
•	increase our selling and marketing efforts to drive market adoption and address competitive developments;
•	expand our clinical laboratory operations;
•	fund our clinical validation study activities;
•	expand our research and development activities;
•	sustain or achieve broader commercialization of AlloMap or enhancements to that test;
•	acquire or license products or technologies including through acquisitions; and
•	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•

the level of research and development investment required to develop our dd-cfDNA test for heart and kidney transplant recipients and additional solutions for the surveillance of transplantation of other organs;

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

Additional capital, if needed, may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. For example, upon completion of our acquisition accounting related to Allenex, we have the ability to sell additional shares of our common stock to the public through an “at the market” offering and a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. Any shares of common stock issued in the at-the-market offering will result in dilution to the existing shareholders. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

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

Our success will depend, in part, on our ability to expand our existing know-how, expertise and intellectual property in other fields, including for the development of other commercial tests. In some circumstances, we may decide to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our 2014 acquisition of ImmuMetrix, Inc., a privately held development-stage company working on dd-cfDNA-based solutions in transplantation and other fields, and our potential acquisition of Allenex. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisition of ImmuMetrix and our potential acquisition of Allenex, include:

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

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties;
•	integrating a global workforce of the acquired company into our business;
•	obtaining the approval of minority shareholders to complete an acquisition; and
•	commercialization of new products being developed by the acquired company.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. For example, we completed our acquisition of ImmuMetrix, Inc. in June 2014, and some risks remain, including the risks that the intellectual property we acquired in this acquisition may not lead to a successful product, risks associated with milestone payments due under the merger agreement and the probability of achieving them, and the risk that Stanford University could terminate our patent license relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA if we do not meet certain performance and commercialization conditions. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill and other intangible assets, any of which could harm our business and results of operations.

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

For example, in March 2016, we initiated a tender offer for the acquisition of Allenex. Allenex’s technology and products are new to us, and accordingly we may need to make substantial investments of resources to support the integration of Allenex, which will result in increased operating expenses and may divert resources and management attention from other areas of our business. Additional unanticipated costs may be incurred in the course of integrating the respective businesses. We cannot make any assurances that these investments will be successful. As a result of any of the aforementioned challenges, as well as other challenges and factors that may be unknown to us, we may not be able to fully realize the anticipated strategic benefits of the acquisition, which includes a complementary product portfolio and significant cross-selling opportunities. If we fail to successfully integrate Allenex, we may not realize the benefits expected from the transaction and our business may be harmed.

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

The marketing, sale and use of AlloMap and future solutions could lead to the filing of product liability claims if someone were to allege that our test failed to perform as it was designed. For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis. Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Although we maintain product and professional liability insurance, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.

We rely extensively on third party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services to us, could interfere with our ability to provide test results.

Our relationship with any of our third party service providers may impair our ability to perform our services. The failure of any of our third party service providers to adequately perform their service obligations may reduce our revenues and increase our expenses or prevent us from providing our services in a timely manner if at all. In addition, our reputation, business and financial performance could be materially harmed if we are unable to, or are perceived as unable to, perform reliable services.

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

In addition, our ABI 7900 Thermocycler, a real time PCR instrument used in AlloMap, is no longer in production. Thermo Fisher Scientific Inc. has committed to provide service and support of this instrument through 2017. We believe that there are relatively few suppliers other than Thermo Fisher Scientific Inc., Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for AlloMap. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher Scientific Inc., Becton, Dickinson and Company or Therapak Corporation, or Therapak Corporation encounters delays or difficulties in securing from Qiagen N.V., the quality and quantity of reagents, or supplies, or instruments that we require for AlloMap or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians who order AlloMap rely on the continued availability of our test and have an expectation that results will be reported within two to three business days. If we are unable to provide results within a timely manner, clinicians may elect not to use our test in the future and our business and operating results could be harmed.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we still work with our third-party billing agent to collect and store sensitive data, including legally-protected health information, credit card information and personally identifiable information about our customers, payers, recipients and collaboration partners. We also store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information.

We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of our being unable to identify and audit our controls over the first three risks.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

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

Any such breach or interruption could compromise our networks or those of our third-party billing agent, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States, some of which may be enhanced following our acquisition of Allenex.

As part of our longer-term growth strategy, we intend to target select international markets to grow our presence outside of the U.S. We currently have a commercial agreement for the promotion of AlloMap in Europe with Diaxonhit and are distributing AlloMap tests directly in Canada. Allenex currently distributes its products in Germany, Austria, Slovenia, Benelux, Canada, China and India. Allenex also sells, via sub-distributors, to certain countries in Central and South America. To promote the growth of our business internationally, we will need to attract additional partners to expand into new markets. Relying on partners for our sales and marketing subjects us to various risks, including:

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

We may in the future selectively pursue strategic collaborations for the development, validation and commercialization of any new diagnostic solutions we may develop. In any future third party collaboration, we may be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our potential solutions may be delayed if collaborators fail to fulfill their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. AlloMap testing in Europe is being conducted through an exclusive distribution agreement with a sole collaborator. Any issues arising from these arrangements will affect our ability to serve the entire region, and our reputation may suffer even if we subsequently locate new partners, which may permanently affect our business. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.

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

Successful commercialization of AlloMap depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals. We do not recognize revenue for test results delivered without a contract for reimbursement, or an established coverage policy and a history of payment. Revenue for AlloMap is recognized on a cash basis if the conditions for recognizing revenue on an accrual basis are not met. We delivered approximately 13,000 AlloMap results in 2015 and recognized revenue for approximately 9,100 tests; approximately 1,300 of which were for test results delivered prior to 2015.

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

If third-party payers decide not to cover our diagnostic solutions or if they offer inadequate payment amounts, our ability to generate revenue from AlloMap and future solutions could be limited. Payment for diagnostic tests furnished to Medicare beneficiaries is typically made based on a fee schedule set by the Centers for Medicare & Medicaid Services, or CMS. In recent years, payments under these fee schedules have decreased and may decrease further. Any third-party payer may stop or lower payment at any time, which could substantially reduce our revenue. For example, in September 2015, CMS proposed drastic changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap, under which AlloMap reimbursement would have been reduced by 77%. Ultimately this proposal was not implemented, but a reduction in reimbursement could occur in the future and there is no guarantee that CMS will maintain current reimbursement rates or seek changes in the future.

Since each payer makes its own decision as to whether to establish a policy to reimburse for a test, seeking payer coverage and other approvals is a time-consuming and costly process. We cannot assure you that adequate coverage and reimbursement for AlloMap or future solutions will be provided in the future by any third-party payer.

Reimbursement for AlloMap comes primarily from Medicare, private third party payers such as insurance companies and managed care organizations, Medicaid and hospitals. The reimbursement process can take six months or more to complete depending on the payer. As of December 31, 2015, we had been reimbursed for approximately 79% of AlloMap results delivered in the twelve months ended June 30, 2015. Coverage policies approving AlloMap have been adopted by many of the largest private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint, and a number of state Medicaid programs. Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms. We continue to work with third-party payers to seek such coverage and to appeal denial decisions based on existing and ongoing studies, peer reviewed publications, support from physician and patient groups and the growing number of AlloMap tests that have been reimbursed by public and private payers. There are no assurances that the current policies will not be modified in the future. If our test is considered on a policy-wide level by major third-party payers, whether at our request or on their own initiative, and our test is determined to be ineligible for coverage and reimbursement by such payers, our collection efforts and potential for revenue growth could be adversely impacted.

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

AlloMap has been billed since the inception of the test using an unlisted CPT code and recently received a Category 1code. The test also has been granted a second code through a Medicare program for molecular diagnostics, which is included on all Medicare claims. If AlloMap is assigned a different MAAA CPT code in the future, a determination not to pay for such MAAA CPT code could be harmful to our business, and could have negative spillover implications that prevent or limit coverage by other third-party payers that might mirror aspects of Medicare payment criteria. Reimbursement for AlloMap under an MAAA code could also be lower than that currently received when AlloMap is billed under a miscellaneous CPT code.

We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would adversely affect our financial performance

To date, we have received a substantial portion of our revenues from Medicare, which has been paid by our California Medicare Administrative Contractor. Payments from Medicare for AlloMap represented approximately

50% of testing revenue for the year ended December 31, 2015 and approximately 51% of testing revenue for the year ended December 31, 2014. We anticipate that Medicare will continue to be the payer for a significant portion of our claims for the foreseeable future. However, we may not be able to maintain or increase our rate of reimbursement by Medicare for a variety of reasons, including:

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

On a five-year rotational basis, Medicare requests bids for its regional MAC services. Medicare reimbursement for AlloMap began in 2006 and has continued through three successive MACs. The MAC for California is currently Noridian Healthcare Solutions. Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the U.S. so long as the tests are performed in our California laboratory. We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloMap at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloMap could impact the coverage or payment amount for our test and our ability to obtain Medicare coverage for any products we may launch in the future.

Any decision by CMS or its local contractors to reduce or deny coverage for our test could have a significant adverse effect on our revenue and results of operations. Any such decision could also cause affected clinicians treating Medicare covered patients to reduce or discontinue the use of our test.

Billing complexities associated with obtaining payment or reimbursement for our current and future solutions may negatively affect our revenue, cash flows and profitability.

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

Additionally, from time to time, payers change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. These billing complexities, and the related uncertainty in obtaining payment for AlloMap and future solutions, could negatively affect our revenue, cash flows and profitability.

Our transition from an outsourced billings and collections vendor to an in-house staff may negatively affect our cash collection cycle, communications with insurers, application of cash and proper revenue recognition.

During 2015, we transitioned our billing and collections functions for our AlloMap testing from on outside vendor to an in-house staff. On July 1, 2015, these functions began being performed by in-house staff recruited and hired by us directly. During this process, we also transitioned from the vendor’s software, which was familiar and compatible with our accounting system and procedures, to a new software system designed for use by in-house departments in billing and collections of medical diagnostic tests. Despite hiring experienced personnel, there is risk that this billing and collections transition will not be smooth until the new procedures become routine, including that payments may not be collected as quickly, communication errors with insurers regarding specifics of the insurance claims may occur, payments may not be properly applied to outstanding receivables, and revenue may not be recorded as accurately as in the past. There is a risk that the combination of a software system changeover, the hiring of new personnel with lack of experience with the specific nature of our billing procedures with insurers, payments being directed to a new lockbox, new reports with changes to our billing and cash collections data and other changes to the process will result in reduced collections or otherwise have an adverse effect on our operations and revenue.

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

In addition to the Affordable Care Act, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2%. The Protecting Access to Medicare Act of 2014 introduced a multi-year pricing program for services paid under the CLFS. Under the program, beginning in 2016 laboratories will report to CMS the payment rates paid to the laboratories by commercial third-party payers including Medicare and Medicaid managed care plans, for each test and the volume of each test performed. CMS will use the reported data to set new payment rates under the CLFS in the future. For newly developed tests that are considered to be “advanced diagnostic lab tests,” the Medicare payment rate will be the actual list price offered to third-party payers for the first three quarters that the tests are offered, subject to later adjustment. CMS will establish subsequent payment rates using the commercial third-party payer data reported for those tests.

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

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our laboratory under California law. We are required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states, including New York, require that we hold licenses to test specimens from patients residing in those states. Other states have similar requirements or may adopt similar requirements in the future. In addition to our California certifications, we currently hold licenses in Florida, Maryland, New York, and Pennsylvania. The loss of any of these state certifications would impact our ability to provide services in those states, which could negatively affect our business. Finally, we may be subject to regulation in foreign jurisdictions where we offer our test. Failure to maintain certification in those states or countries where it is required could prevent us from testing samples from those states or countries, could lead to the suspension or loss of licenses, certificates or authorizations, and could have an adverse effect on our business.

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

While we believe that we are currently in material compliance with applicable laws and regulations relating to our LDTs, we cannot assure you that the FDA or other regulatory agencies would agree with our determination. A determination that we have violated these laws, or a public announcement that we are being investigated for possible violation of these laws, could hurt our business and our reputation.

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

AlloMap and our solutions under development, along with the manufacturing processes, packaging, labeling, distribution, import, export, and advertising and promotional activities for such solutions or devices, are or will be subject to continual requirements of, and review by, CMS, state licensing agencies, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising, promotion, recordkeeping and adverse event reporting. Regulatory clearance of a test or device may be subject to limitations by the regulatory body as to the indicated uses for which the product may be marketed or to other conditions of approval. For example, we are exploring utilization of AlloMap in areas that could be considered outside the scope of our current labeling. Broader uses would require FDA approval as well as changes to the labeling. In addition, approval may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the test or device. Discovery of previously-unknown problems with our current or future solutions, or failure to comply with regulatory requirements, may result in actions such as:

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

In addition to the Affordable Care Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payers. While in general it is too early to predict specifically what effect the Affordable Care Act and its implementation or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

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

As of December 31, 2015, we had 16 issued U.S. patents, and one pending patent application outside the United States related to autoimmunity and transplant rejection. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of ImmuMetrix, we obtained an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030.

We have six issued U.S. patents covering a method of diagnosing or monitoring autoimmune or chronic inflammatory disease, such as lupus, by detecting specific genes. While we have clinical samples and patents covering lupus diagnostics, we do not intend to actively pursue the lupus test opportunity. In dd-cfDNA-based transplant diagnostics, we have submitted a provisional patent application to cover some of our initial research and development work in this field. There is no guarantee that the U.S. Patent and Trademark Office, or PTO, will approve this provisional application. We do not know what claims, if any, will be granted in our existing and future applications. Our patents and patents that we exclusively license from others address fields that are rapidly evolving, and, particularly with respect to dd-cfDNA-based transplant diagnostics, it is possible that other patents have and will be granted to others that affect our ability to develop and commercialize our current and future solutions. If the reviewers of our patent applications at the PTO refuse our claims, we may not be able to sufficiently protect our intellectual property. Further, recent and future changes in the patent laws and regulations of the United States and other jurisdictions may require us to modify our patent strategy and could restrict our ability to obtain additional patents for our technology.

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

The extent to which the patent rights of life sciences companies effectively protect their products and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the proper scope of allowable claims of patents held by such companies has emerged to date in the United States. Various courts, including the United States Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostic solutions or genomic diagnostics. A recent decision in the Ariosa Diagnostics, Inc. v. Sequenom, Inc. (Fed. Cir. 2015) case decided that a dd-cfDNA product for fetal testing was not eligible for patent protection. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself. What constitutes a “sufficient” additional feature for this purpose is uncertain. This evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. In particular, in September 2011, the United States Congress passed the Leahy-Smith America Invents Act, or the AIA, which became effective in March 2013. The AIA reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. It is too early to determine what the effect or impact the AIA will have on the operation of our business and the protection and enforcement of our intellectual property. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing, and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent is issued on the application. In addition, publications in the scientific literature often lag behind actual discoveries. We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, as applicable, were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent in order to carry on our business. If another party has filed a United States patent application covering an invention that is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the PTO or a court to determine priority of invention in the United States, for pre-AIA applications and patents. For post-AIA applications and patents, we or our licensors may have to participate in a derivation proceeding to resolve disputes relating to inventorship. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any United States patent rights with respect to such invention.

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

We license from third parties technology necessary to develop and commercialize our products. Our most significant license covers PCR technology used in AlloMap and may be required for future solutions we develop. We license this technology from Roche Molecular Systems, Inc. In connection with our acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Our rights to use these and other licensed technologies, data and materials and to employ the inventions claimed in licensed patents are subject to the continuation of and our compliance with the terms of the applicable licenses. We are obligated under these licenses to, among other things, pay certain royalties upon commercial sales of our products. These licenses generally last until the expiration of the last to expire of the patents included within the licenses that cover our use within our products, but the licenses may be terminated earlier in certain circumstances. Termination of any of these licenses could prevent us from producing or selling some or all of our products, and a failure of the licensors to abide by the terms of the licenses or to prevent infringement by third parties could harm our business and negatively impact our market position. Failure of a licensor to abide by the terms of a license or to prevent infringement by third parties could also harm our business and negatively impact our market position.

Risks Related to Our Common Stock

Our operating results may fluctuate, which could cause our stock price to decrease.

Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by clinicians and recipients for our current and future solutions, if any;
•	coverage and reimbursement decisions by third-party payers and announcements of those decisions;
•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;
•	the inclusion or exclusion of our current and future solutions in large clinical trials conducted by others;
•	new or less expensive tests and services or new technology introduced or offered by our competitors or us;
•	the level of our development activity conducted for new solutions, and our success in commercializing these developments;

•	our ability to integrate the business of new acquisitions, such as Allenex, with our business efficiently;
•	the level of our spending on test commercialization efforts, licensing and acquisition initiatives, clinical trials, and internal research and development;
•	changes in the regulatory environment, including any announcement from the FDA regarding its decisions in regulating our activities;
•	changes in recommendations of securities analysts or lack of analyst coverage;
•	failure to meet analyst expectations regarding our operating results;
•	additions or departures of key personnel; and
•	general market conditions.

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

•	the financial projections we may provide to the public, any changes in those projections or failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.

Our executive officers, directors and holders of 5% or more of our outstanding common stock, and entities affiliated with them, beneficially own in the aggregate approximately 50.0% of our common stock as of December 31, 2015. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

As of December 31, 2015, our net operating loss, or NOL, carryforward amounts for U.S. federal income and California tax purposes were $174.3 million and $113.6 million, respectively. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Ownership changes beyond these limits, as determined by the IRS, may limit our ability to utilize our NOLs in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and exchange listing.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, our ability to obtain additional financing could be impaired. We previously identified a material weakness in our internal control over financial reporting related to an entity acquired in 2014, which was remedied, but as we continue to expand our team there is no guarantee that new or similar issues may not arise.

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

Holders of Record

As of February 29, 2016, there were approximately 163 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth the high and low sales price per share of our common stock as reported on The NASDAQ Global Market for the period indicated:

Year Ended December 31, 2014	High	Low
Fourth Quarter	$10.89	$5.40
Year Ended December 31, 2015	High	Low
First Quarter	$7.54	$5.54
Second Quarter	$6.92	$4.61
Third Quarter	$7.67	$4.11
Fourth Quarter	$6.68	$4.23

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

The graph and table below shows the cumulative total stockholder return on our common stock (change in stock price plus reinvested dividends) relative to the total returns of the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and in each index on July 22, 2014 (the date our common stock began trading following our initial public offering) and its relative performance is tracked through December 31, 2015. The comparison is based on historical results and is not intended to forecast or be indicative of future performance of our common stock.

Trade Date	CareDx, Inc.	Nasdaq Composite	Nasdaq Biotech
12/31/2015	$64.00	$112.37	$133.52
9/30/2015	$41.70	$103.68	$119.52
6/30/2015	$65.00	$111.91	$145.75
3/31/2015	$55.45	$109.98	$135.66
12/31/2014	$72.50	$106.28	$119.83
9/30/2014	$70.00	$100.84	$107.82
7/22/2014	$100.00	$100.00	$100.00

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

Sales of Unregistered Securities

On December 16, 2015, we entered into Purchase Agreements to acquire approximately 78% of the outstanding shares of Allenex from its three principal shareholders. On February 8, 2016, the parties entered into amendments to such Purchase Agreements to adjust the shares of our common stock issuable per share of Allenex, and change the timing of distribution of cash consideration. On March 7, 2016, we have launched a tender offer for the remaining 22% of the shares of Allenex. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Recent Developments—Allenex Tender Offer” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

The shares issued pursuant to the Purchase Agreements and the tender offer will not be registered under the Securities Act or the securities laws of any state of the United States, and will be issued in reliance upon an exemption from the registration requirements of the Securities Act provided by Rule 802 thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us during the fourth quarter of 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data at December 31, 2015 and 2014 and the selected statements of operations data for each of the years ended December 31, 2015, 2014 and 2013 have been derived from our audited financial statements that are included elsewhere in this Annual Report on Form 10-K. The financial data included in this report are historical and are not necessarily indicative of results to be expected in any future period.

Statements of Operations Data:

	Year Ended December 31,
	2015	2014	2013	2012
	(In thousands, except share and per share data)
Revenue:
Testing revenue	$27,881	$25,842	$21,672	$19,730
Collaboration and license revenue	263	1,464	426	721
Total revenue	28,144	27,306	22,098	20,451
Operating expenses:
Cost of testing	10,273	8,541	9,078	7,930
Research and development	9,333	3,846	3,176	4,752
Sales and marketing	8,349	6,472	5,892	5,417
General and administrative	12,247	8,436	4,809	4,694
Change in estimated fair value of contingent consideration	(126)	(1,239)	—	—
Total operating expenses	40,076	26,056	22,955	22,793
(Loss) income from operations	(11,932)	1,250	(857)	(2,342)
Interest expense, net	(1,587)	(2,116)	(2,149)	(2,703)
Other (expense) income, net	(188)	147	(536)	(14)
Loss before income taxes	(13,707)	(719)	(3,542)	(5,059)
Income tax benefit	—	1,500	—	—
Net (loss) income	$(13,707)	$781	$(3,542)	$(5,059)
Net (loss) income per share:
Basic	$(1.16)	$0.13	$(3.50)	$(5.01)
Diluted	$(1.16)	$0.10	$(3.50)	$(5.01)
Shares used to compute net (loss) income per share:
Basic	11,860,885	5,815,928	1,010,795	1,009,236
Diluted	11,860,885	9,283,001	1,010,795	1,009,236

Balance Sheet Data:

	As of December 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$29,888	$36,431
Working capital	24,210	29,211
Total assets	55,638	61,141
Total debt	15,753	11,412
Accumulated deficit	(173,082)	(159,375)
Total stockholders’ equity	29,494	41,297

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

Business Overview

We are a molecular diagnostics company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. Our first commercialized testing solution, the AlloMap heart transplant molecular test, or AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate/severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance. We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers to avoid the use of unnecessary, invasive surveillance biopsies and to determine the appropriate dosage levels of immunosuppressants. We are also pursuing the development of additional products for transplant monitoring using a variety of technologies, including AlloSure, our next-generation sequencing-based test to detect donor-derived cell-free DNA, or dd-cfDNA after transplantation.

Since the launch of AlloMap in January 2005 we have performed more than 81,000 commercial AlloMap tests, including 13,000 tests in 2015, in our Brisbane, California laboratory. In 2015, the test was used in 120 of the approximately 130 heart transplant management centers in the U.S. We believe that there is an opportunity for AlloMap outside of the U.S. and through recent partnerships we have expanded the AlloMap offering to Europe. We believe that we are not currently capacity constrained and that our current facility can support a substantial increase in AlloMap testing volume.

Reimbursement for AlloMap tests comes primarily from Medicare, private third party payers such as insurance companies and managed care organizations, hospitals and state Medicaid programs. Tests performed on patients covered by Medicare represented 36%, 37% and 39% of all AlloMap tests in 2015, 2014 and 2013, respectively. A number of payers have adopted coverage policies approving AlloMap tests for reimbursement. Such policies often approve reimbursement for tests performed from six months or one year post-transplant through five years post-transplant. For tests performed outside the scope of the payer’s policy, and for tests performed where the payer has not adopted a coverage policy, we pursue reimbursement on a case-by-case basis. If a reimbursement claim is denied, we generally pursue the appeals process for the particular payer.

Since our inception, we have generated significant net losses. As of December 31, 2015, we had an accumulated deficit of $173.1 million. For the year ended December 31, 2015, we recognized a net loss of $13.7 million. For the year ended December 31, 2014, we recognized net income of $0.8 million and for the year ended 2013, we incurred a net loss of $3.5 million.

Recent Developments

Allenex Tender Offer

On December 16, 2015, we entered into Conditional Share Purchase Agreements, or Purchase Agreements, to acquire, subject to certain conditions, approximately 78% of the outstanding shares of Allenex AB, or Allenex, from its three principal shareholders in exchange for a combination of cash and shares of our common stock. On February 8, 2016, the parties entered into amendments to such Purchase Agreements to adjust the shares of our common stock issuable per share of Allenex, and change the timing of distribution of cash consideration. On March 7, 2016, we launched a tender offer, or the Offer, through the issuance of an Offer Document to acquire the remaining 22% of the shares of Allenex. Additionally, if in the Offer we acquire more than 90%, but less than 100%, of the shares of Allenex, which is necessary to initiate compulsory acquisition proceedings under Swedish laws, we intend to purchase the remaining shares in Allenex for cash, pursuant to such compulsory acquisition proceedings.

Our tender offer to the shareholders of Allenex permits such shareholders to elect either an all cash payment or a mix of cash consideration and shares of our common stock. Under the all cash alternative, the shareholders of Allenex may exchange their shares of Allenex for approximately $0.30 per share. Under the mixed consideration alternative, the shareholders of Allenex may exchange their shares of Allenex for a combination of (i) $0.20 per share and (ii) 0.01458 shares of our common stock per share. We anticipate completing the tender offer in April 2016. If we acquire all Allenex shares, the total purchase price for Allenex will be approximately $35.0 million, payable in a combination of cash and equity. If the Allenex minority shareholders accept the all cash alternative, together with the cash component payable to the three principal shareholders, we will distribute approximately $27.0 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). If the Allenex minority shareholders elect to receive both shares and a cash payment, we will distribute approximately $24.6 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed).

Allenex is a transplant diagnostics company based in Stockholm, Sweden that develops, manufactures, markets and sells products that help match donor organs with potential recipients prior to transplantation. The acquisition of Allenex will create an international transplantation diagnostics company with product offerings along the pre- and post-transplant continuum. The Olerup SSP line, which addresses Human Leukocyte Antigen, or HLA, testing, and AlloMap are foundational diagnostics which are well recognized by the transplant community. The combined company will have a presence and direct distribution channels in the US and Europe.

The acquisition will require us to refinance or amend our existing $16.0 million debt loan with our existing lender. To fund a portion of the proposed acquisition and to refinance our existing loan, on December 15, 2015, we entered into a commitment letter and fee letter, or Commitment Letter, with Oberland Capital SA Davos LLC, collectively with its affiliates and assignees, Oberland Capital, which Commitment Letter was also amended and restated on February 8, 2016. The Commitment Letter sets forth the binding commitment, subject to the satisfaction of the conditions set forth therein, by Oberland Capital to provide a short-term bridge loan of $18.0 million, to be borrowed in connection with the closing of the acquisition. The bridge loan will mature on the date that is six months from the closing date of the bridge loan. Approximately $16.0 million of the proceeds from the bridge loan will be used to repay our outstanding loan agreement with East West Bank. Fees incurred with Oberland Capital and third parties in connection with the bridge loan are estimated to be approximately $1.6 million and $0.4 million, respectively. The loan will be secured by substantially all of our assets. The loan will bear interest at the rate of 20% per annum, and prepayments of the loan will be subject to a prepayment premium of 5% for prepayments during the first month after the closing date for the loan, decreasing by 1% each month thereafter. The loan agreement for the bridge loan will contain customary affirmative and negative covenants, financial covenants and events of default.

Even with the Oberland Capital bridge loan, the acquisition will consume a significant portion of our current cash and cash equivalents. We will require additional financing to fund our working capital and, within six months following entry into the bridge loan, to refinance the Oberland Capital bridge loan. We are pursuing financing opportunities in both the private and public debt and equity markets through sales of equity or debt securities. On August 10, 2015, we filed a registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we are allowed to sell equity and debt securities.  We cannot initiate sales under the Form S-3 until mid-2016.

Absent additional funding and assuming completion of the acquisition and entry into the bridge loan, we will exhaust our cash and cash equivalents in July 2016 unless we substantially reduce costs and operations, including research and development and other operating costs. Such costs reductions would significantly impair our ability to operate our business effectively, and raises substantial doubt about our ability to continue as a going concern.

Financial Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests which represented 99%, 95% and 98% of our total revenue in 2015, 2014 and 2013, respectively. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of December 31, 2015, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

As of December 31, 2015 and 2014, the number of tests for which results were delivered and billed, but for which the associated revenue had not been recognized because our revenue recognition criteria were not met, and taking into account claim status and possibility of collection, was approximately 4,023 and 3,500, respectively. We cannot provide any assurance as to when, if ever, or to what extent any of these amounts will be collected.

AlloSure, our development-stage transplant surveillance solution which applies proprietary next generation sequencing to detect and quantitate genetic differences between dd-cfDNA in the blood stream emanating from the donor heart and dd-cfDNA emanating from the transplant recipient, has not yet been commercialized and we do not yet receive any testing revenue from these tests.

Collaboration and License Revenue

Revenue from our collaboration and license agreements was not more than 5% of total revenue for each period presented. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, contingent payments based on the occurrence of specified events under the agreements, license fees and royalties on sales of products or product candidates if they are successfully commercialized. Note 8 to our audited financial statements included elsewhere in this Annual Report includes descriptions of these agreements. Our performance obligations under the collaboration and license agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees with the collaboration partners. We make judgments that affect the periods over which we recognize revenue. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any change in estimated periods of performance on a prospective basis.

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

Royalties included in cost of testing are associated with a license from Roche Molecular Systems, Inc., or Roche. In February 2014, we received a demand for arbitration from Roche regarding our claim that the royalty rate being assessed under the Roche license should be reduced. In September 2014, we entered into a settlement and mutual release agreement with Roche whereby (i) for the period beginning July 1, 2011 through June 30, 2014, we agreed to pay the amount of $2.8 million in settlement of past royalties due; (ii) for the period beginning July 1, 2014 through September 30, 2014, we agreed to pay royalties based on the same combination services percentage used to determine the past royalties due; (iii) for the period beginning October 1, 2014 through September 30, 2017, we agreed to a downward adjustment of the combination services percentage used to determine the portion of the AlloMap service that is royalty bearing under the terms of the license; (iv) we agreed to report and pay quarterly royalties within 45 days of the end of each calendar quarter; (v) Roche agreed that, subject to our timely payment of all applicable royalties through such date, no further royalties will be payable by us for periods after September 30, 2017; and (vi) mutual releases by us and Roche of all claims under the license agreement through the settlement date, and (vii) Roche agreed to dismiss the arbitration claims. For all time periods, the contractual royalty rate in the license agreement was or will be applied to the applicable combination services percentage to determine the royalties’ payable for the AlloMap service

We expect cost of testing to increase, in absolute dollars, as the number of tests we perform increases. However, due to the fixed nature of expenses associated with direct labor, equipment and infrastructure, we expect the cost per test will decrease over time as volume increases.

Research and Development Expenses

Research and development expenses represent costs incurred to develop new surveillance solutions such as AlloSure, as well as continued efforts related to our AlloMap test. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, and certain allocated expenses as well as amounts incurred under certain collaborative agreements. Research and development costs are expensed as incurred. We record accruals for estimated study costs comprised of work performed by contract research organizations under contract terms. We expect our research and development expenses will increase in absolute dollars in future periods as we invest in research and discovery work to validate the clinical utility of AlloSure, develop new surveillance solutions and clinical outcomes studies for AlloMap.

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

General and Administrative Expenses

General and administrative expenses include costs for our executive, finance, accounting and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to billing and collection, accounting, legal and other contract and administrative services and related infrastructure expenses, including allocated facility and overhead costs. We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and The NASDAQ Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect our general and administrative expenses will increase in absolute dollars related to anticipated testing volume and collections growth. Upon completion of our proposed acquisition of Allenex, we also expect our general and administrative expenses will increase as we operate as a global public company.

Interest Expense, Net

Interest expense, net is associated with borrowings under our loan agreements.

Other (Expense) Income, Net

In 2013 and 2014, Other (expense) income, net is primarily associated with the remeasurement of the estimated fair value of warrants to purchase shares of our convertible preferred stock and changes in the estimated fair value of a derivative associated with our subordinated convertible debt in 2014. Convertible preferred stock warrants and the subordinated convertible debt were converted to common stock warrants and common stock, respectively, upon the closing of our initial public offering on July 22, 2014.

In 2015, other (expense) income, net is primarily state franchise taxes.

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

If all criteria set forth above are met, revenue is recognized when the test results are delivered. When the first, third or fourth criteria are not met but third-party payers make a payment to us for tests performed, we recognize revenue on a cash basis in the period in which the payment is received.

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

For tests performed where an agreed upon reimbursement rate and a predictable history of collection exists, such as in the case of Medicare, we recognize revenue upon delivery of a score report to the ordering physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payer, per contract or agreement basis, after analyzing historical payment trends. The expected amount is typically lower than the agreed upon reimbursement amount due to several factors, such as the amount of patient co-payments and claim denials. In all other situations, where we do not have sufficient history of collection and are unable to determine a predictable pattern of payment, we recognize revenue upon the receipt of cash. In 2015, 2014 and 2013, approximately 68%, 64% and 64%, respectively, of our testing revenue was recognized on the accrual basis.

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

	Year Ended December 31,
	2015	2014	2013
AlloMap tests delivered	13,059	11,930	10,100
AlloMap tests for which revenue was recognized	9,155	9,786	8,400
AlloMap tests for which revenue was recognized, delivered prior to the period presented	1,324	1,172	1,100

We did not recognize revenue for the remaining tests because either there was no contract, no coverage policy in place, insufficient payment history or we had not received payment for those tests from a payer. We will continue to make requests for payment from payers and patients and/or appeal payment decisions made by third-party payers. As a result, we may receive payment for a portion of these tests. However, a portion of our requests for payments could be denied or only partially satisfied. If third-party payers agree to pay us for these tests in the future, we will recognize revenue for such tests in the period in which our revenue recognition criteria are met. This will continue to affect the comparability of our revenues from period to period. We regularly review to determine if payers meet our revenue recognition criteria and account for the impact of any change on a prospective basis.

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

Business Combinations

In accordance with ASC 805, Business Combinations, we determine and allocate the purchase price of an acquired business to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, including identifiable intangible assets which either arise from a contractual or legal right or are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use.

We allocate any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, royalty rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones, could result in different purchase price allocations and amortization expense in current and future periods.

In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses.

Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Purchased Intangible Assets

Acquired intangible assets with indefinite useful lives are related to purchased in-process research and development, or IPR&D, projects and are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

We test IPR&D for impairment on an annual basis and in between annual tests if we become aware of any events or changes that would indicate that it is more likely than not that the fair values of the assets are below their carrying amounts. The IPR&D annual impairment test is performed as of December 1 of each year. If the fair value exceeds the carrying value, then there is no impairment. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability test. We have not identified any such impairment losses to date.

Impairment of Long-lived Assets

We evaluate our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We then compare the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. We have not identified any such impairment losses to date.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired, less liabilities assumed. Goodwill is not subject to amortization, but is tested for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. We perform our annual goodwill impairment test as of December 1 of each year.

We first conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-step test for impairment of goodwill. In the first step, we compare the fair value of our reporting unit to its carrying value. If the fair value of our reporting unit exceeds its carrying value, goodwill is not considered impaired and no further analysis is required. If the carrying values of the reporting unit exceed its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.

Warrants

In 2015, we issued warrants to purchase shares of our common stock in connection with a debt financing. We account for these warrants as equity based on the estimated fair value on the issuance date.  The fair value of the outstanding warrants is estimated using the Black-Scholes valuation model.  The Black-Scholes valuation model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate.  Certain of these inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, we use the full remaining contractual term of the warrant.

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

Factors Affecting Our Performance

The Number of AlloMap Tests We Receive and Report

The growth of our business is tied to the number of AlloMap tests we receive and report. Historically, less than 2% of tests received are not reported due to improper sampling or damage in transit or other causes. We incur costs of collecting and shipping all samples and a portion of the costs where we cannot ultimately issue a score report. As a result, the number of samples received largely directly correlates to the number of score reports.

How We Recognize Revenue

Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allows us to recognize the related revenue on an accrual basis. In 2015, 2014 and 2013, 32%, 36% and 36%, respectively, of our revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded, and for a portion of our tests, we may never realize revenue.

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

Continued Adoption of and Reimbursement for AlloMap

Our reimbursement rate has steadily increased over time since the launch of AlloMap, as payers adopt coverage policies and fewer payers consider AlloMap as experimental and investigational. The rate at which our tests are covered and reimbursed has and is expected to continue to vary by payer. As of December 31, 2015, we had been reimbursed for approximately 79% of AlloMap results delivered in the twelve months ended June 30, 2015. Reimbursement performance is reviewed using a lagging metric of six months as any period less than this is considered not to be reflective of future performance, as the reimbursement process can take six months or more to complete depending on the payer. Revenue growth depends on our ability to achieve broader reimbursement from third party payers, to expand the number of tests per patient and the base of ordering physicians.

Development of Additional Products

We rely on sales of AlloMap to generate the majority of our revenue. Our product development pipeline includes other surveillance solutions for organ transplant recipients to help clinicians make personalized treatment decisions throughout a transplant patient’s lifetime. Accordingly, we expect to invest in research and development in order to develop additional products. Our success in developing or acquiring new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

Timing of Research and Development Expenses

Our spending on experiments may vary substantially from quarter to quarter. We also spend to secure clinical samples that can be used in discovery, product development, clinical validation, utility and outcome studies. The timing of these research and development activities is difficult to predict. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses can affect our financial results. We conduct clinical studies to validate our new products as well as on-going clinical and outcome studies to further the published evidence to support our commercialized AlloMap test. Spending on research and development for both experiments and clinical studies may vary significantly by quarter.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

(In thousands except for AlloMap results)

	Year Ended December 31,
	2015	2014	Change
AlloMap results delivered	13,059	11,930	1,129
Revenue:
Testing revenue	$27,881	$25,842	$2,039
Collaboration and license revenue	263	1,464	(1,201)
Total revenue	28,144	27,306	838
Operating expenses:
Cost of testing	10,273	8,541	1,732
Research and development	9,333	3,846	5,487
Sales and marketing	8,349	6,472	1,877
General and administrative	12,247	8,436	3,811
Change in estimated fair value of contingent consideration	(126)	(1,239)	1,113
Total operating expenses	40,076	26,056	14,020
(Loss) income from operations	(11,932)	1,250	(13,182)
Interest expense, net	(1,587)	(2,116)	529
Other (expense) income, net	(188)	147	(335)
Loss before income taxes	(13,707)	(719)	(12,988)
Income tax benefit	—	1,500	(1,500)
Net (loss) income	$(13,707)	$781	$(14,488)

Testing Revenue

AlloMap test results delivered increased by approximately 1,100 or 9% in 2015 compared to 2014. Testing revenue increased by $2.0 million or 8% in 2015 compared to 2014 due to increased test volume of approximately $1.5 million, of which Medicare accounted for $0.7 million of the increase, and due to an increased number of payers for whom we recognize revenue on an accrual basis of approximately $0.8 million, partially offset by lower cash collections of approximately $0.4 million from payers from which we recognize revenue on a cash basis. Pricing remained stable in 2015.

Collaboration and License Revenue

Collaboration and license revenue decreased by approximately $1.2 million, or 82% in 2015 compared to 2014 primarily due to the termination of our Collaboration and License Agreement with Laboratory Corporation of America Holdings in September 2014.

Cost of Testing

Cost of testing increased by approximately $1.7 million, or 20% in 2015 compared to 2014 primarily due to higher headcount related expenses of $0.7 million, laboratory material costs of $0.5 million to support testing volume growth, and higher royalties paid to Roche of $0.4 million.

Research and Development

Research and development expenses increased $5.5 million or 143% in 2015 compared to 2014 primarily due to higher headcount related expenses of $2.2 million and increased expenditure of $1.9 million to support the launch of dd-cfDNA clinical trials. In addition, there was an increase in depreciation and facilities-related expenses of $0.9 million due to the expansion of our lab space and consulting of $0.2 million.

Sales and Marketing

Sales and marketing expenses increased by approximately $1.9 million, or 29% in 2015 compared to 2014. The increase primarily reflects higher headcount related expenses of $0.9 million, recruiting and consulting expenses of $0.4 million, higher travel and conference expenses of $0.4 million as we ramped up our commercialization efforts, and an additional $0.2 million incurred in marketing programs such as physician forums, speaker programs and advertising.

General and Administrative

General and administrative expenses increased approximately $3.8 million, or 45% in 2015 compared to 2014 due to a $1.6 million increase in headcount related expenses driven primarily by the hiring of accounting personnel to operate and comply with the regulations for a publicly traded company and the in-sourcing of our billing and collections function, transaction related fees and expenses of $1.3 million associated with the acquisition of Allenex, and an increase in professional fees of $0.8 million primarily associated with the filing of a registration statement on Form S-3 with the SEC, which allow us to sell equity and debt securities commencing in mid-2016.

Change in Fair Value of Contingent Consideration

The consideration for our business combination with ImmuMetrix, Inc. includes a future payment that is contingent upon the achievement of a specified milestone. We recorded a contingent consideration liability at its fair value in September 2014, at the acquisition date. We revalue our contingent consideration obligation each reporting period. The change in the fair value of our contingent consideration is approximately $1.1 million in 2015 as compared to 2014, and is recognized as a component of operating expense within our statements of operations.

Interest Expense, Net

Interest expense, net decreased by $0.5 million, or 25% in 2015 compared to 2014 primarily due to lower interest rates on the new term loan, the conversion of the $5.0 million Illumina subordinated convertible note into common stock in connection with our IPO and the pay-off of our previous term loan with higher interest rates in January 2015.

Other (Expense) Income, Net

Other expense, net was $0.2 million in 2015 compared to $0.1 million in other income, net in 2014. Other expense, net for 2015 primarily consisted of state franchise taxes. Other income, net of $0.1 million in 2014 was primarily related to the remeasurement of the convertible preferred stock warrants and the derivative associated with the Illumina subordinated convertible note.

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

Comparison of the Years Ended December 31, 2014 and 2013

(In thousands except for AlloMap results)

	Year Ended December 31,
	2014	2013	Change
AlloMap results delivered	11,930	10,100	1,830
Revenue:
Testing revenue	$25,842	$21,672	4,170
Collaboration and license revenue	1,464	426	1,038
Total revenue	27,306	22,098	5,208
Operating expenses:
Cost of testing	8,541	9,078	(537)
Research and development	3,846	3,176	670
Sales and marketing	6,472	5,892	580
General and administrative	8,436	4,809	3,627
Change in estimated fair value of contingent consideration	(1,239)	—	(1,239)
Total operating expenses	26,056	22,955	3,101
Income (loss) from operations	1,250	(857)	2,107
Interest expense, net	(2,116)	(2,149)	33
Other income (expense), net	147	(536)	683
Loss before income taxes	(719)	(3,542)	2,823
Income tax benefit	1,500	—	1,500
Net income (loss)	$781	$(3,542)	$4,323

Testing Revenue

AlloMap test results delivered increased by approximately 1,800 or 18% in 2014 compared to 2013. Testing revenue increased by $4.2 million or 19% in 2014 compared to 2013 primarily due to increased test volume and secondarily to an increased number of payers for whom we recognize revenue on an accrual basis of approximately $2.6 million, of which Medicare accounted for $1.3 million of the increase, and additional cash collections of approximately $1.6 million from payers from which we recognize revenue on a cash basis.

Collaboration and License Revenue

Collaboration and license revenue increased by approximately $1.0 million, or 244% in 2014 compared to 2013 primarily due to our recognition of the termination fee of $0.5 million paid to us in connection with the termination of our Collaboration and License Agreement with Laboratory Corporation of America Holdings, and amortization of the remaining deferred revenue balance under that agreement of $0.6 million.

Cost of Testing

Cost of testing decreased by approximately $0.5 million, or 6% in 2014 compared to 2013 primarily due to our royalty settlement with Roche, which resulted in a one-time reduction to royalty expense in 2014 of approximately $0.5 million.

Research and Development

Research and development expenses increased $0.7 million or 21% in 2014 compared to 2013 primarily due to increased expenditure of $0.3 million in the area of dd-cfDNA technology, an increase in headcount related expenses of $0.2 million, and increased expenditures of $0.2 million for AlloMap activities.

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

Liquidity and Capital Resources

Since our inception, substantially all of our operations have been financed through the issuance of our convertible preferred stock, the issuance of common stock in our July 2014 initial public offering, the incurrence of debt, and cash received from AlloMap testing revenues. Through December 31, 2015, we have received net proceeds of approximately $174 million from AlloMap testing revenues, $151 million from the issuances of preferred stock, including preferred stock issued on conversion of promissory notes, $35.5 million from our IPO, and $35.3 million in net proceeds from debt issuances, including $5.0 million from a subordinated convertible note. As of December, 2015, we had cash and cash equivalents of $29.9 million and $15.8 million of debt outstanding under our debt and capital lease obligations, net of debt discount and issuance costs. We currently anticipate that our cash and cash equivalents, projected cash receipts from AlloMap sales to customers and existing term loan from a financial institution will not be sufficient to fund our operations for at least the next 12 months.

On December 16, 2015, we entered into Purchase Agreements to acquire, subject to certain conditions, approximately 78% of the outstanding shares of Allenex from its three principal shareholders in exchange for a combination of cash and shares of our common stock. If we acquire all Allenex shares, the total purchase price for Allenex will be approximately $35.0 million, payable in a combination of cash and equity. If the Allenex minority shareholders accept the all cash alternative, together with the cash component payable to the three principal shareholders, we will distribute approximately $27.0 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). If the Allenex minority shareholders elect to receive both shares and a cash payment, we will distribute approximately $24.6 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). Additionally, if in the tender offer we acquire more than 90%, but less than 100%, of the shares of Allenex, we intend to initiate compulsory acquisition proceedings under Swedish laws and to purchase the remaining shares in Allenex for cash. The actual price per share purchased pursuant to such compulsory acquisition proceedings will be determined by an arbitrational tribunal. As a result of the compulsory acquisition proceedings under Swedish law, we may ultimately have to pay, in the aggregate, a higher price per share in order to purchase the remaining Allenex shares, further depleting our cash reserves. Refer to “Management Discussion and Analysis of Results of Operations and Financial Condition―Overview―Recent Developments―Allenex Tender Offer” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

The acquisition will require us to refinance or amend our existing $16.0 million debt loan with our existing lender, and we also expect to incur costs as we integrate Allenex’s business and operations with ours.  To fund a portion of the proposed acquisition and to refinance our existing loan, on December 15, 2015, we entered into a commitment letter and fee letter, or Commitment Letter, with Oberland Capital SA Davos LLC, collectively with its affiliates and assignees, Oberland Capital, for a six-month bridge loan of $18.0 million, to be borrowed in connection with the closing of the acquisition. Fees incurred with Oberland Capital and third parties in connection with the bridge loan are estimated to be approximately $1.6 million and $0.4 million, respectively. The loan will be secured by substantially all of our assets. The loan will bear interest at the rate of 20% per annum, and prepayments of the loan will be subject to a prepayment premium of 5% for prepayments during the first month after the closing date for the loan, decreasing by 1% each month thereafter. The loan agreement for the bridge loan will contain customary affirmative and negative covenants, financial covenants and events of default.

Even with the Oberland Capital bridge loan, the acquisition will consume a significant portion of our current cash and cash equivalents. We will require additional financing to fund our working capital and, within six months following entry into the bridge loan, to refinance the Oberland Capital bridge loan. We are pursuing financing opportunities in both the private and public debt and equity markets through sales of equity or debt securities. On August 10, 2015, we filed a registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we are allowed to sell equity and debt securities.  We cannot initiate sales under the Form S-3 until mid-2016.

Absent additional funding and assuming completion of the acquisition and entry into the bridge loan, we will exhaust our cash and cash equivalents in July 2016 unless we substantially reduce costs and operations, including research and development and other operating costs. As a result of our obligations and lack of current available financial resources, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce or cease operations.

If we do not perform our obligation to complete the acquisition, we may be subject to fines and penalties under Swedish law, in addition to stockholder claims. Nasdaq Stockholm Takeover Rules authorize the institution to impose a special fine ranging between SEK 50,000 (approximately $6,000) and SEK 100 million (approximately $12.0 million). If we fail to perform our obligation to close the acquisition, we may also be subject to stockholder claims for damages under the purchase agreements and under the Swedish Takeover Rules. Such penalties, fines and contract damages claims may also trigger a default under our current loan agreement, and could have other unforeseen consequences that could negatively affect our business and the price of our common stock.

We cannot be certain that any of our development of new transplant surveillance solutions such as AlloSure will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risk and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,752)	$(3,350)	$(546)
Investing activities	(1,199)	(1,333)	(98)
Financing activities	4,408	35,986	(58)
Net increase (decrease) in cash and cash equivalents	$(6,543)	$31,303	$(702)

Cash Flows from Operating Activities

Net cash provided by or used in operating activities consists of net income or loss, adjusted for certain non-cash items in the statements of operations and changes in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2015 was $9.8 million. Net loss of $13.7 million included $2.1 million of net non-cash expenses. These net noncash expenses included stock-based compensation expense of $1.3 million, depreciation and amortization expense of $0.8 million, and $0.2 million for the amortization of debt issuance costs associated with new debt, and a loss on extinguishment from previous debt. These non-cash expenses were partially offset by a non-cash revaluation gain of $0.1 million on a contingent consideration liability related to our acquisition of ImmuMetrix, Inc. in June 2014. This revaluation gain was driven by a decrease in our stock price.

In addition to net non-cash expenses, our net operating assets decreased which generated $1.8 million in operating cash flow. The decrease in net operating assets was primarily driven by a decrease in accounts receivable of $0.3 million, increases in accounts payable and accrued and other liabilities of $1.7 million as we strengthened our cash management processes, an increase in accrued payroll liabilities of $0.7 million as a result of accrued employee bonuses, partially offset by increases in inventory, prepaid expenses and other assets of $0.9 million.

Net cash used in operating activities for the year ended December 31, 2014 was $3.4 million. The net income of $0.8 million reflects a non-cash income tax benefit of $1.5 million related to our acquisition of ImmuMetrix, the recognition of $0.7 million in collaboration revenue primarily from the termination of the LabCorp agreement, a $1.5 million decrease in the fair value of contingent consideration related to the ImmuMetrix acquisition and an embedded derivative as a result of mark-to-market adjustments, partially offset by an increase in debt discount accretion and other non-cash interest expense of $0.8 million, depreciation and amortization of $0.5 million and stock-based compensation expense of $0.5 million, and an increase in net operating assets of $2.3 million. The increase in net operating assets primarily comprised of a decrease in accrued royalties of $2.6 million, an increase in accounts receivable of $0.4 million and an increase in inventory of $0.2 million as a result of an increase in our testing revenue, and an increase in prepaid expenses and other assets of $0.3 million primarily due to our purchase of a directors and officers insurance policy when we became a public company in July 2014, partially offset by an increase in accounts payable of $0.5 million and an increase in accrued and other liabilities of $0.4 million as our expenditures increased in line with the growth of our core business, and an increase in payroll-related liabilities of $0.3 million due to an increase in headcount. The decrease in accrued royalties was the result of a $2.8 million payment of past due royalties to Roche in September 2014 upon settlement of our dispute with Roche (for more information, see Note 7 of our financial statements included elsewhere in this Annual Report).

Net cash used in operating activities for the year ended December 31, 2013 was $0.5 million and reflected (i) a net loss of $3.5 million, (ii) net non-cash items of $1.6 million, consisting primarily of depreciation and amortization of $0.7 million, amortization of debt discount and non-cash interest expense of $0.6 million and revaluation of warrants to estimated fair value of $0.5 million, and (iii) a net cash inflow from changes in balances of operating assets and liabilities of $1.4 million. The significant items comprising the changes in balances of operating assets and liabilities were a higher balance of accrued royalties of $1.3 million and a higher deferred revenue balance of $1.1 million, partially offset by an increased accounts receivable balance of $1.3 million. The increased accounts receivable balance was due to increased volume of approximately $0.7 million, the change in our Medicare contractor effective October 2013, resulting in slower payments for Medicare tests of approximately $0.3 million, and more payers meeting our revenue recognition criteria of approximately $0.3 million. Our experience with Medicare contractor changes in the past has shown initially slower payments, which accelerate after the new contractor is in place for some period.

Cash Flows from Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $1.2 million for purchases of property and equipment.

For the year ended December 31, 2014, net cash used in investing activities was $1.3 million consisting $0.6 million in cash used to purchase ImmuMetrix and $0.7 million in purchases of property and equipment.

For the year ended December 31, 2013, net cash used in investing activities was $0.1 million and consisted of purchases of property and equipment.

We expect capital expenditures to increase dramatically in 2016 and beyond due to the entry into the Commitment Letter with Oberland Capital, the acquisition of Allenex and becoming a global company. We also plan to continue to expand our research and discovery work to develop new transplant surveillance solutions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 of $4.4 million consisted primarily of $15.6 million in net proceeds received from a new term loan in January 2015, and proceeds of $0.2 million from the issuance of common stock as part of our employee stock purchase plan and the exercise of stock options, partially offset by the payoff of a previous term loan and capital leases of $11.5 million.

Net cash provided by financing activities for the year ended December 31, 2014 of $35.9 million was primarily from the receipt of $35.5 million in net proceeds from our July 2014 initial public offering, net of underwriters’ discounts and issuance costs, and the receipt of $5.0 million in net proceeds from borrowing in connection with our April 2014 subordinated convertible note, partially offset by net payments of $4.5 million on our existing debt.

Net cash used in financing activities for the year ended December 31, 2013 was $0.1 million and primarily consisted of principal payments on capital lease obligations.

Contractual Obligations

The following table summarizes certain contractual obligations as of December 31, 2015, and excludes the obligations related to our proposed acquisition of Allenex entry into the Oberland Capital bridge loan, and the acceleration of our current loan agreement with East West Bank due to entry into the new debt facility with Oberland Capital:

		Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 year	Years	Years	5 Years
	(in thousands)
Debt obligations	$16,000	$3,021	$12,979	$—	$—
Operating lease obligations	6,851	1,291	2,724	2,836	—
Capital lease obligations	151	75	71	5	—
Total	$23,002	$4,387	$15,774	$2,841	$—

In 2015, there was a material increase in our contractual obligations and commitments. On January 30, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”), which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. We borrowed the first and only advance of $16.0 million (“Draw A”) on January 30, 2015. Draw A was used to pay-off our existing term debt of $11.3 million. Draw A bears interest at a daily floating rate equal to 2.00%, over the greater of (i) 3.25% or (ii) the prime rate published by the lender.

The maturity date of the loan is December 1, 2018. Principal pay-down of the loan begins on January 1, 2016 with the loan being payable in 36 equal monthly installments. The principal pay-down of the loan may be delayed to July 1, 2016 with the loan being payable in 30 equal monthly installments, if on December 31, 2015, we have achieved certain net product revenue milestones as described in the Loan Agreement. As of December 31, 2015, we were in compliance with the net product revenue milestones, which allowed us to pay only the interest incurred on a monthly basis until June 30, 2016 and begin the principal pay-down on July 1, 2016.

Our cancelable operating lease obligations consist of the lease for our laboratory and office facility in Brisbane, California expiring in December 2020. Our capital lease obligations consist of equipment financing arrangements with vendors. The contractual obligations table above includes three new capital leases entered into in 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in the first quarter of 2018. Early adoption is permitted in 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements―Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU requires us to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and if there is substantial doubt about our ability to continue as a going concern, the disclosure of such is required. We are required to make this evaluation for both annual and interim reporting periods, if applicable. We also are required to evaluate and disclose whether our plans alleviate that doubt. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted but we have not elected to early adopt this guidance.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to us beginning January 1, 2016. However, early adoption of ASU 2015-03 is permitted and we adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of December 31, 2015 and 2014 were $155,000 and $170,000, respectively. Debt discount and issuance costs, non-current, as of December 31, 2015 and 2014 were $149,000 and $177,000, respectively.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40) (“ASU 2015-05”). This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU will be effective for reporting periods, including interim periods beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. We do not believe that the adoption of this guidance will have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method (“RIM”). Entities that use LIFO and RIM will continue to use existing impairment models. The guidance is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The new guidance must be applied prospectively after the date of adoption. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance is effective for us beginning on January 1, 2017 with early adoption permitted as of the beginning of any interim or annual reporting period. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance will be effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Since 2014, our AlloMap test has been offered in Europe through our agreement with Diaxonhit. From 2014 to August 2015, our AlloMap test was offered in Canada through our agreement with LifeLabs Medical Laboratory Services. Payments to us under these agreements are denominated in U.S. dollars. Expenses we incur in currencies other than U.S. dollars are not material. We do not believe that our foreign currency exchange rate fluctuation risk is significant and we do not believe that a hypothetical 10% change in foreign currency exchange rates would have a significant effect on our financial condition, operating results or cash flows.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $29.9 million and $36.4 million as of December 31, 2015 and 2014, respectively, which consist of bank deposits and money market funds. Additionally, we had debt of $15.7 million and $11.3 million as of December 31, 2015 and 2014, respectively. Our current debt arrangement bears a daily floating rate. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would have had a material impact on our audited financial statements.

CareDx,  Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CareDx, Inc.

We have audited the accompanying balance sheets of CareDx, Inc. as of December 31, 2015 and 2014, and the related statements of operations, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CareDx, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Redwood City, California

March 28, 2016

CareDx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$29,888	$36,431
Accounts receivable	2,367	2,687
Inventory	766	686
Prepaid and other assets	1,341	542
Total current assets	34,362	40,346
Property and equipment, net	2,425	1,968
Intangible assets, net	6,650	6,650
Goodwill	12,005	12,005
Restricted cash	147	147
Other noncurrent assets	49	25
Total assets	$55,638	$61,141
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,644	$1,128
Accrued payroll liabilities	2,366	1,684
Accrued and other liabilities	2,892	1,616
Accrued royalties	242	241
Deferred revenue	142	505
Current portion of long-term debt	2,866	5,961
Total current liabilities	10,152	11,135
Deferred rent, net of current portion	1,426	1,684
Deferred revenue, net of current portion	703	471
Long-term debt, net of current portion	12,887	5,451
Contingent consideration	948	1,074
Other liabilities	28	28
Total liabilities	26,144	19,843
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and 2014; 11,902,363 and 11,803,970 shares issued and outstanding at December 31, 2015 and 2014, respectively	12	12
Additional paid-in capital	202,564	200,661
Accumulated deficit	(173,082)	(159,375)
Total stockholders’ equity	29,494	41,298
Total liabilities and stockholders’ equity	$55,638	$61,141

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Testing revenue	$27,881	$25,842	$21,672
Collaboration and license revenue	263	1,464	426
Total revenue	28,144	27,306	22,098
Operating expenses:
Cost of testing	10,273	8,541	9,078
Research and development	9,333	3,846	3,176
Sales and marketing	8,349	6,472	5,892
General and administrative	12,247	8,436	4,809
Change in estimated fair value of contingent consideration	(126)	(1,239)	—
Total operating expenses	40,076	26,056	22,955
(Loss) income from operations	(11,932)	1,250	(857)
Interest expense, net	(1,587)	(2,116)	(2,149)
Other (expense) income, net	(188)	147	(536)
Loss before income taxes	(13,707)	(719)	(3,542)
Income tax benefit	—	1,500	—
Net (loss) income	$(13,707)	$781	$(3,542)
Net (loss) income per share (Note 4):
Basic	$(1.16)	$0.13	$(3.50)
Diluted	$(1.16)	$0.10	$(3.50)
Shares used to compute net (loss) income per share:
Basic	11,860,885	5,815,928	1,010,795
Diluted	11,860,885	9,283,001	1,010,795

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except share data)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2012	5,155,673	$135,202	1,010,499	$1	$9,410	$(156,614)	$(147,203)
Issuance of common stock for cash upon exercise of stock options	—	—	212	—	—	—	—
Employee share-based compensation expense	—	—	—	—	72	—	72
Net loss	—	—	—	—	—	(3,542)	(3,542)
Balance at December 31, 2013	5,155,673	135,202	1,010,711	1	9,482	(160,156)	(150,673)
Convertible preferred stock Series G issued for the acquisition of ImmuMetrix, Inc.	888,135	14,242	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(6,043,808)	(149,444)	6,048,220	6	149,438	—	149,444
Conversion of subordinated convertible note to common stock upon initial public offering	—	—	510,777	1	5,107	—	5,108
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	539	—	539
Issuance of common stock upon initial public offering, net of offering costs	—	—	4,220,000	4	35,507	—	35,511
Issuance of common stock for services	—	—	4,899	—	34	—	34
Issuance of common stock for cash upon exercise of stock options	—	—	9,363	—	19	—	19
Employee and non-employee share-based compensation expense	—	—	—	—	535	—	535
Net income	—	—	—	—	—	781	781
Balance at December 31, 2014	—	—	11,803,970	12	200,661	(159,375)	41,298
Issuance of common stock for services	—	—	38,121	—	223	—	223
Issuance of common stock for cash upon exercise of stock options	—	—	23,576	—	46	—	46
Issuance of common stock under employee stock purchase plan	—	—	36,696	—	203	—	203
Employee and non-employee share-based compensation expense	—	—	—	—	1,341	—	1,341
Issuance of warrants to purchase common stock in exchange for debt financing	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	(13,707)	(13,707)
Balance at December 31, 2015	—	$—	11,902,363	$12	$202,564	$(173,082)	$29,494

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(13,707)	$781	$(3,542)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	796	512	663
Gain on disposal of property and equipment	(2)	—	—
Stock-based compensation	1,341	535	72
Amortization of deferred revenue	(130)	(727)	(193)
Amortization of debt discount and noncash interest expense	247	799	553
Revaluation of contingent consideration to estimated fair value	(126)	(1,239)	—
Revaluation of warrants and derivatives to estimated fair value	—	(225)	525
Non-cash income tax benefit in connection with business acquisition	—	(1,500)	—
Changes in operating assets and liabilities:
Accounts receivable	320	(417)	(1,318)
Inventory	(80)	(168)	58
Prepaid and other assets	(823)	(310)	(4)
Accounts payable	489	510	(19)
Accrued payroll liabilities	682	298	408
Accrued royalties	1	(2,563)	1,259
Deferred revenue	—	—	1,083
Accrued and other liabilities	1,240	364	(91)
Net cash used in operating activities	(9,752)	(3,350)	(546)
Investing activities:
Purchase of property and equipment	(1,199)	(733)	(98)
Payment for acquisitions, net of cash acquired	—	(600)	—
Net cash used in investing activities	(1,199)	(1,333)	(98)
Financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	39,246	—
Payments of initial public offering costs	—	(3,733)	—
Proceeds from subordinated convertible debt, net of issuance costs	—	4,982	—
Proceeds from debt, net of issuance costs	15,625	—	—
Proceeds from exercise of stock options	46	19	—
Proceeds from issuances of common stock under employee stock purchase plan	203	—	—
Principal payments on debt and capital lease obligations	(11,466)	(4,528)	(58)
Net cash provided by (used in) financing activities	4,408	35,986	(58)
Net (decrease) increase in cash and cash equivalents	(6,543)	31,303	(702)
Cash and cash equivalents at beginning of period	36,431	5,128	5,830
Cash and cash equivalents at end of period	$29,888	$36,431	$5,128
Supplemental disclosures of cash information
Cash paid for interest	$1,364	$1,207	$1,506
Supplemental disclosures of noncash investing and financing activities
Property and equipment purchased under capital leases	$25	$193	$—
Common stock issued for acquisition	—	14,242	—
Conversion of convertible preferred stock to common stock upon initial public offering	—	149,444	—
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	539	—
Conversion of convertible preferred stock to common stock upon initial public offering	—	5,108	—
Common stock issued in lieu of services	223	34	—
Common stock warrants issued upon debt financing	90	—	—

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CareDx, Inc., (“CareDx” or the “Company”) is a molecular diagnostics company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. The Company’s first commercialized testing solution, the AlloMap heart transplant molecular test (“AlloMap”), an FDA-cleared test, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate/severe acute cellular rejection. The Company is also pursuing the development of additional products for transplant monitoring using a variety of technologies, including AlloSure, its next-generation sequencing-based test to detect donor-derived cell-free DNA (“dd-cfDNA”) after transplantation.

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

Initial Public Offering

On July 22, 2014, the Company closed its initial public offering (“IPO”) of 4,000,000 shares of its common stock, and issued an additional 220,000 shares of common stock on August 13, 2014 pursuant to the exercise of the over-allotment option granted to its underwriters. The public offering price of the shares sold in the offering was $10.00 per share. The total proceeds from the offering to the Company, net of underwriting discounts and commissions of $3.0 million, were $39.2 million. After deducting offering expenses payable by the Company of $3.7 million, net proceeds to the Company were $35.5 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 6,048,220 shares of common stock, and a subordinated convertible note previously issued by the Company in the principal amount of $5.0 million converted into 510,777 shares of common stock. In addition, all of the Company’s convertible preferred stock warrants were converted into warrants to purchase common stock.

Liquidity and Going Concern

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2015, the Company had cash and cash equivalents of approximately $29.9 million, and $15.8 million of debt outstanding under its debt and capital lease obligations, net of debt discount and issuance costs.

On December 16, 2015, the Company entered into purchase agreements to acquire, subject to certain conditions, approximately 78% of the total outstanding shares of Allenex AB (“Allenex”), from its three principal shareholders in exchange for a combination of cash and the Company’s common stock. If the Company acquires all Allenex shares, the total purchase price of Allenex will be approximately $35.0 million, consisting of a combination of the

Company’s cash and equity. If the Allenex minority shareholders accept the all cash alternative, together with the cash component payable to the three principal shareholders, the Company will distribute approximately $27.0 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). If the Allenex minority shareholders elect to receive both shares and a cash payment, the Company will distribute approximately $24.6 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). Additionally, if in the tender offer the Company acquires more than 90%, but less than 100%, of the shares of Allenex, the Company intends to initiate compulsory acquisition proceedings under Swedish laws and to purchase the remaining shares in Allenex for cash. The actual price per share purchased pursuant to such compulsory acquisition proceedings will be determined by an arbitrational tribunal. As a result of the compulsory acquisition proceedings under Swedish law, the Company may ultimately have to pay, in the aggregate, a higher price per share in order to purchase the remaining Allenex shares, further depleting its cash reserves. See Note 3 for more information on the acquisition.

The acquisition will require the Company to refinance or amend its existing $16.0 million debt loan with its existing lender, and the Company also expects to incur costs as the Company integrates Allenex’s business and operations with its own.  To fund a portion of the proposed acquisition and to refinance its existing loan, on December 15, 2015, the Company entered into a commitment letter and fee letter (“Commitment Letter”) with Oberland Capital SA Davos LLC (collectively with its affiliates and assignees, “Oberland Capital”) for a six-month bridge loan of $18.0 million, to be borrowed in connection with the closing of the acquisition. Fees incurred with Oberland Capital and third parties in connection with the bridge loan are estimated to be approximately $1.6 million and $0.4 million, respectively. The loan will be secured by substantially all of the Company’s assets. The loan will bear interest at the rate of 20% per annum, and prepayments of the loan will be subject to a prepayment premium of 5% for prepayments during the first month after the closing date for the loan, decreasing by 1% each month thereafter. The loan agreement for the bridge loan will contain customary affirmative and negative covenants, financial covenants and events of default.

Even with the Oberland Capital bridge loan, the acquisition will consume a significant portion of the Company’s current cash and cash equivalents. The Company will require additional financing to fund working capital and, within six months following entry into the bridge loan, to refinance the Oberland Capital bridge loan. The Company is pursuing financing opportunities in both the private and public debt and equity markets through sales of equity or debt securities. On August 10, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which it is allowed to sell equity and debt securities, subject to limitations on amount. The Company cannot initiate sales under the Form S-3 until mid-2016.

Absent additional funding and assuming completion of the acquisition and entry into the bridge loan, the Company will exhaust its cash and cash equivalents in July 2016 unless the Company substantially reduces its costs and operations, including research and development and other operating costs. As a result of the Company’s obligations and lack of current available financial resources, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unsuccessful in its efforts to raise outside capital in the near term, the Company will be required to significantly reduce or cease operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern for a period of one year December 31, 2015, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Subsequent to its acquisition in 2014, the financial statements of ImmuMetrix, Inc., which was the Company’s wholly-owned subsidiary and was merged into the Company, were included in the financial statements of the Company.

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

The Company is also subject to credit risk from its accounts receivable which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the years ended December 31, 2015, 2014 and 2013, approximately 50%, 51% and 53%, respectively, of testing revenue was paid for by Medicare. No other payers represented more than 10% of testing revenue for these periods. At December 31, 2015 and 2014, approximately 35% and 78%, respectively, of accounts receivable was due from Medicare. At December 31, 2015, approximately 21% of accounts receivable was due from Aetna. No other payer represented more than 10% of accounts receivable at December 31, 2015 or 2014.

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

Purchased Intangible Assets

Acquired intangible assets with indefinite useful lives are related to purchased in-process research and development, or IPR&D, projects and are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company tests IPR&D for impairment on an annual basis and in between annual tests if it becomes aware of any events or changes that would indicate that it is more likely than not that the fair value of the assets is below their carrying amounts. The IPR&D annual impairment test is performed as of December 1 of each fiscal year. If the fair value exceeds the carrying value, then there is no impairment. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability test. The Company has not identified any such impairment losses to date.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired, less liabilities assumed. Goodwill is not subject to amortization, but is tested for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of diagnostic products. In the event that the Company determines that it is more likely than not that the carrying value of the reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, it is measured as the excess of recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill on December 1 of each fiscal year. There have been no impairments recorded to date.

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

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of the convertible preferred stock warrant liability and contingent consideration liability also represents their fair values.

Warrants

The Company had freestanding warrants enabling counterparties to purchase shares of its convertible preferred stock as of December 31, 2013, which were converted to warrants to purchase common stock on the Company’s IPO date.

Freestanding warrants for convertible preferred stock that were contingently redeemable were classified as liabilities on the balance sheet and recorded at their estimated fair value. These warrants were remeasured at each balance sheet date and any change in estimated fair value was recognized in other (expense) income, net on the statements of operations.

Upon the completion of the Company’s IPO in July 2014, preferred stock warrants were converted into warrants to purchase common stock, and, accordingly, the liability was reclassified to equity and became no longer subject to remeasurement.

In 2015, the Company issued warrants to purchase shares of its common stock in connection with a debt financing (see Note 9). The Company accounts for these warrants as equity based on the estimated fair value of the warrants on the issuance date. The fair value of the outstanding warrants is estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company uses the full remaining contractual term of the warrant.

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

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved, which the Company believes is more consistent with the substance of its performance under its various license and collaboration agreements. The Company did not recognize any milestones during the years ended December 31, 2015, 2014 or 2013.

Cost of Testing

Cost of testing reflects the aggregate costs incurred in delivering the Company’s AlloMap test results to clinicians. The components of cost of testing are materials and service costs, direct labor costs, including stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation and utilities and royalties. Costs associated with performing tests (except royalties) are recorded as the test is processed regardless of whether and when revenue is recognized with respect to that test. As a result, the Company’s cost of testing as a percentage of revenue may vary significantly from period to period because the Company does not recognize all revenue in the period in which the associated costs are incurred. Royalties for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing at the time the test revenues are recognized.

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

Research and Development Expenses

Research and development expenses represent costs incurred to develop new surveillance solutions as well as continued development of the Company’s AlloMap test. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, and certain allocated expenses as well as amounts incurred under certain collaboration and license agreements. Research and development costs are expensed as incurred. The Company records accruals for estimated study costs comprised of work performed by contract research organizations under contract terms.

Advertising Expenses

All advertising costs are expensed as incurred. Advertising expenses were insignificant during all of the periods presented.

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

Comprehensive (Loss) Income

Net (loss) income and comprehensive (loss) income are the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted in 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements―Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU requires the Company to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and if there is substantial doubt about the Company’s ability to continue as a going concern, the disclosure of such is required. The Company is required to make this evaluation for both annual and interim reporting periods, if applicable. The Company also is required to evaluate and disclose whether its plans alleviate that doubt. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted but the Company has not elected to early adopt this guidance.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning January 1, 2016. However, early adoption of ASU 2015-03 is permitted and the Company adopted ASU 2015-03 as of January 1, 2015 using the retrospective method as required. Debt discount and issuance costs, current, as of December 31, 2015 and 2014 were $155,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of December 31, 2015 and 2014 were $149,000 and $11,000, respectively.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40) (“ASU 2015-05”). This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU will be effective for reporting periods, including interim periods beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into materially modified after the effective date or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance is effective for the Company beginning on

January 1, 2017 with early adoption permitted as of the beginning of any interim or annual reporting period. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance will be effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

3. PROPOSED BUSINESS COMBINATION

On December 16, 2015, the Company entered into Conditional Share Purchase Agreements (“Purchase Agreements”), to acquire, subject to certain conditions approximately 78% of the outstanding shares of Allenex from its three principal shareholders in exchange for a combination of cash and CareDx common stock. On February 8, 2016, the parties entered into amendments to such Purchase Agreements to adjust the shares of CareDx common stock issuable per share of Allenex, and change the timing of distribution of cash consideration. On March 7, 2016, the Company launched a tender offer (the “Offer”), through the issuance of an Offer Document to acquire the remaining 22% of the shares of Allenex. Additionally, if CareDx acquires more than 90%, but less than 100%, of the shares of Allenex, which is necessary to initiate compulsory acquisition proceedings under Swedish laws, CareDx intends to purchase the remaining shares in Allenex for cash, pursuant to such compulsory acquisition proceedings.

The Company’s Offer to the shareholders of Allenex permits such shareholders to elect either an all cash payment or a mix of cash consideration and shares of the Company’s common stock. Under the all cash alternative, the shareholders of Allenex may exchange their shares of Allenex for approximately $0.30 per share. Under the mixed consideration alternative, the shareholders of Allenex may exchange their shares of Allenex for a combination of (i) $0.20 per share and (ii) 0.01458 shares of the Company’s common stock per share. The Company anticipates completing the Offer in April 2016. If the Company acquires all Allenex shares, the total purchase price of Allenex will be approximately $35.0 million, payable in a combination of cash and CareDx common stock. If the Allenex minority shareholders accept the all cash alternative, together with the cash component payable to the three principal shareholders, the Company will distribute approximately $27.0 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed). If the Allenex minority shareholders elect to receive both shares and a cash payment, the Company will distribute approximately $24.6 million in cash, excluding financial advisory, legal and accounting fees (which must be paid whether or not the acquisition is completed).

Allenex is a transplant diagnostics company based in Stockholm, Sweden that develops, manufactures, markets and sells products that match donor organs with potential recipients prior to transplantation. The acquisition of Allenex will create an international transplantation diagnostics company with product offerings along the pre- and post-transplant continuum. The Olerup SSP line, which addresses Human Leukocyte Antigen (“HLA”) testing, and AlloMap are foundational diagnostics which are well recognized by the transplant community. The combined company will have a presence and direct distribution channels in the US and Europe. This transaction will be accounted for as a business combination.

The acquisition will require the Company to refinance or amend its existing $16.0 million debt loan with its existing lender, and the Company also expects to incur costs as it integrates Allenex’s business and operations with its own.  To fund a portion of the proposed acquisition and to refinance the Company’s existing loan, in connection with the proposed acquisition, on December 15, 2015, the Companywe entered into a commitment letter and fee letter, or Commitment Letter, with Oberland Capital SA Davos LLC, collectively with its affiliates and assignees, Oberland Capital, which Commitment Letter was also amended and restated on February 8, 2016. The Commitment Letter sets forth the binding commitment, subject to the satisfaction of the conditions set forth therein, by Oberland Capital to provide a six-month bridge loan of $18.0 million, to be borrowed in connection with the closing of the acquisition. The bridge loan will mature on the date that is six months from the closing date of the bridge loan. Approximately $16.0 million of the proceeds from the bridge loan will be used to repay the Company’s outstanding loan agreement with East West Bank. Fees incurred with Oberland Capital and third parties in connection with the bridge loan are estimated to be approximately $1 million and $0 million, respectively. The loan wouldwill be secured by substantially all of the Company’s assets. The loan will bear interest at the rate of 20% per annum, and prepayments of the loan will be subject to a prepayment premium of 5% for prepayments during the first month after the closing date for the loan, decreasing by 1% each month thereafter. The loan agreement for the bridge loan wouldwill contain customary affirmative and negative covenants, financial covenants and events of default.

If the Company does not perform its obligation to complete the acquisition, it may be subject to fines and penalties under Swedish law. If the Company fails to perform its obligation to close the acquisition, it may also be subject to stockholder claims for damages under the purchase agreements and under the Swedish Takeover Rules. Such penalties, fines and contract damages claims could be material and may also trigger a default under the Company’s current loan agreement, and could have other unforeseen consequences that could negatively affect its business and the price of its common stock.

4. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share has been computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents.

Diluted net (loss) income per share has been computed by dividing the net (loss) income by the sum of the weighted-average number of common shares and common share equivalents outstanding during the period, to the extent that such common share equivalents are dilutive.

For the years ended December 31, 2015 and 2013, all common share equivalents have been excluded from the calculation of diluted net loss per share, as the effect would be antidilutive.

For the year ended December 31, 2014, certain common share equivalents have been included in diluted net income per share, as their effect is dilutive. For the year ended December 31, 2014, common share equivalents include: (i) options and warrants to purchase common stock; (ii) options and warrants to purchase convertible preferred stock prior to their conversion into options and warrants to purchase common stock upon the IPO; and (iii) convertible preferred stock and the subordinated convertible note prior to their conversion into common stock upon the IPO. Common share equivalents for convertible preferred stock and the subordinated convertible note are determined using the if-converted method. Common share equivalents for options and warrants are determined using the treasury-stock method.

The following tables set forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net (loss) income	$(13,707)	$781	$(3,542)
Add: interest expense related to subordinated convertible note	—	364	—
Less: gain on change in fair value of derivative related to subordinated convertible note	—	(118)	—
Less: gain on extinguishment of derivative related to subordinated convertible note	—	(120)	—
Net (loss) income attributable to common stockholders	$(13,707)	$907	$(3,542)
Denominator:
Weighted-average shares used to compute basic net (loss) income per share attributable to common stockholders	11,860,885	5,815,928	1,010,795
Effect of potentially dilutive securities:
Convertible preferred stock	—	2,972,051	—
Subordinated convertible note	—	134,341	—
Employee stock options	—	360,681	—
Weighted-average shares used to compute diluted net (loss) income per share attributable to common stockholders	11,860,885	9,283,001	1,010,795
Net (loss) income per share attributable to common stockholders:
Basic	$(1.16)	$0.13	$(3.50)
Diluted	$(1.16)	$0.10	$(3.50)

The following potentially dilutive securities have been excluded from diluted net (loss) income per share, because their effect would be antidilutive:

	Year Ended December 31,
	2015	2014	2013
Shares of common stock subject to outstanding options	1,577,317	539,645	466,965
Shares of common stock subject to outstanding common stock warrants	301,069	213,677	82,190
Shares of common stock subject to conversion from preferred stock	—	—	5,160,085
Shares of common stock subject to conversion from preferred stock warrants	—	—	541,613
Restricted stock units	106,200	—	—
Total common stock equivalents	1,984,586	753,322	6,250,853

5. FAIR VALUE MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$28,774	$—	$—	$28,774
Liabilities
Contingent consideration	$—	$—	$948	$948

	December 31, 2014
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$36,779	$—	$—	$36,779
Liabilities
Contingent consideration	$—	$—	$1,074	$1,074

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Warrants to Purchase Convertible Preferred Stock	Derivative Liability Related to Subordinated Convertible Note	Total
Balance as of December 31, 2013	$—	$525	$—	$525
Issuance of financial instruments	2,313	—	239	2,552
Change in estimated fair value	(1,239)	14	(239)	(1,464)
Reclassification to stockholders' equity	—	(539)		(539)
Balance as of December 31, 2014	1,074	—	—	1,074
Change in estimated fair value	(126)			(126)
Balance as of December 31, 2015	$948	$—	$—	$948

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•	Money market funds—Investments in money market funds are classified within Level 1. At December 31, 2015 and 2014, money market funds were included on the balance sheets in cash and cash equivalents.
•

Contingent consideration—As of December 31, 2015, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of ImmuMetrix, Inc. in conjunction with the Company’s acquisition of ImmuMetrix, Inc. (see Note 14). The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s 65% estimate at December 31, 2015 and 2014 of the probability of success. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value each reporting date, and the change in estimated fair value is recorded to the operating expense item captioned “change in estimated fair value of contingent consideration” until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability.

•

Warrants to purchase convertible preferred stock—Prior to the Company’s IPO, its warrants to purchase convertible preferred stock were classified as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such financial instruments. These assumptions are inherently subjective and involve significant management judgment. The significant unobservable input used in the fair value measurement of the warrant liability was the fair value of the underlying convertible preferred stock at the valuation remeasurement date. Generally, increases (decreases) in the fair value of the underlying stock would result in a directionally similar impact to the fair value measurement of the preferred stock warrants. Any change in estimated fair value is recognized in other expense (income), net on the statements of operations. Upon the Company’s IPO in July 2014, certain warrants to purchase convertible preferred stock were converted into warrants to purchase common stock and were reclassified to equity, while other warrants to purchase preferred stock expired pursuant to their terms.

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

The carrying values of the Company’s debt approximate their fair values at December 31, 2015 and 2014 as the market rates currently available to the Company and other assumptions have not changed significantly.

6. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2015	2014
Finished goods	$237	$277
Raw materials	529	409
Total inventory	$766	$686

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$5,022	$4,392
Leasehold improvements	4,326	4,040
Furniture and fixtures	825	825
Computer and office equipment	4,125	3,775
Construction-in-process	—	28
	14,298	13,060
Less: Accumulated depreciation and amortization	(11,873)	(11,092)
Property and equipment, net	$2,425	$1,968

Depreciation and amortization expense was $0.8 million, $0.5 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Assets purchased under capital leases, included above in laboratory equipment, computer and office equipment, were $1.7 million and $1.6 million at December 31, 2015 and 2014, respectively. Accumulated amortization was $1.5 million at December 31, 2015 and 2014. Related amortization expense, included in depreciation and amortization expense, was $79,000, $59,000 and $26,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Professional fees	$880	$273
Test sample processing fees	426	318
Accrued overpayments and refunds	163	146
Clinical studies	756	144
Deferred rent – current portion	258	202
Capital leases – current portion	71	70
Other accrued expenses	338	463
Total accrued and other liabilities	$2,892	$1,616

7. COMMITMENTS AND CONTINGENCIES

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

Rent expense under the non-cancelable operating leases was $1.0 million in 2015, 2014 and 2013. Future minimum lease commitments under these operating and capital leases at December 31, 2015, are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating leases
2016	$75	$1,291
2017	55	1,348
2018	16	1,376
2019	5	1,404
2020 and thereafter	—	1,432
Total minimum lease payments	151	$6,851
Less: amounts representing interest	(23)
Present value of minimum lease payments	128
Less: current portion of obligations under capital leases	(71)
Long-term portion of obligations under capital leases	$57

The current portion of obligations under capital leases is included in accrued and other liabilities on the balance sheets. The long-term portion is included in long-term debt, net of current portion on the balance sheets.

See Note 9 for the aggregate annual payment schedule for the Company’s outstanding venture debt.

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

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the statements of operations. As a result of the Company’s September 2014 settlement and payment to Roche of $2.8 million as payment in full of all royalties under the license agreement from July 1, 2011 through June 30, 2014, the Company recorded a reduction of $0.6 million to cost of testing and $0.1 million to interest expense in the statements of operations for the year ended December 31, 2014. Of the $2.8 million paid by the Company under the terms of the settlement agreement, $0.4 million represented royalties on AlloMap revenue for the six months ended December 31, 2011, $0.9 million represented royalties on AlloMap revenue for the year ended December 31, 2012, $1.0 million represented royalties on AlloMap revenue for the year ended December 31, 2013, and $0.6 million represented royalties on AlloMap revenue for the year ended December 31, 2014.

For the years ended December 31, 2015, 2014 and 2013, royalty expenses in connection with the Roche agreement were $1.0 million, $0.7 million and $1.2 million, respectively.

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

During the years ended December 31, 2014 and 2013, the Company recognized $1.1 million and $328,000, respectively, in revenue under this arrangement, which consisted of amortization of the upfront license fee of $626,000 and $187,000, respectively, reimbursement of research and development expenses of $16,000 and $141,000, respectively, and a collaboration termination fee of $500,000 and $0, respectively. Such revenues are included in collaboration and license revenue on the statements of operations. No revenues were recognized during the year ended December 31, 2015.

Included in research and development expenses were $32,000 and $282,000 for the years ended December 31, 2014 and 2013, respectively, for development costs associated with the 2012 Agreement. No research and development expenses were recorded for the year ended December 31, 2015.

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

Commercial sales began in the EEA in June 2014. Total revenue recognized from this arrangement for the years ended December 31, 2015 and 2014 was $46,000 and $36,000, respectively.

CardioDx, Inc. (“CDX”)

In 2005, the Company entered into a services agreement with what at the time was a related party, CDX, whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license under certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company of a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Royalty revenues, recorded when earned, were $179,000, $221,000 and $94,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in collaboration and license revenue on the statements of operations. Starting in the fourth quarter of 2015, the Company changed its accounting for royalty revenues from CDX from accrual basis to cash basis. The Company had receivable balances from CDX of $0 and $54,000 at December 31, 2015 and 2014, respectively.

9. DEBT

Venture Debt

In August 2012, the Company entered into a $15,000,000 loan and security agreement (the “2012 Loan”), and repaid a loan entered into in 2010 (the “2010 Loan”) including principal of $10,333,833, a termination fee of $875,000, and other costs associated with the payoff. Prepayment penalties and write-off of the remaining unamortized costs associated with the 2010 Loan resulted in a charge to interest expense of approximately $628,000 during the year ended December 31, 2012. These transactions generated net cash proceeds to the Company of $3,432,260.

In August 2013, the Company amended the 2012 Loan to defer the beginning of repaying principal for six months, to March 1, 2014. To obtain this deferral, there was an additional fee of $150,000 due at the end of the loan term. The 2012 Loan, as amended, provided for interest-only payments for 18 months followed by 30 equal monthly principal and interest payments of $566,822 at an annual interest rate of 9.95%. In addition, a final payment of $1,275,000  was to be due at the end of the loan term. The 2012 Loan also included a facility fee of $75,000.

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

The 2012 Loan  was collateralized by a security interest in all of the Company’s assets except intellectual property on which there is a negative pledge, and the loan agreement contained covenants, including a revenue covenant, and restrictions on the Company’s ability to pay cash dividends. At December 31, 2014, the Company was in compliance with all loan covenants.

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

The $11.3 million outstanding balance of the 2012 Loan was paid off with proceeds from the secured term loan facility that the Company entered into on January 30, 2015.

Subordinated Convertible Note

On April 17, 2014, the Company issued a $5.0 million Subordinated Convertible Promissory Note to Illumina, Inc. (the “2014 Note”) which provided for interest at an annual rate of 8.0%. The 2014 Note was to mature one year following its issuance with principal and unpaid interest due at that time unless the Note were converted into equity prior to the maturity date. As described below, conversion was mandatory in the event of a Qualified Initial Public Offering. Upon the closing of the IPO on July 22, 2014, the 2014 Note converted into 510,777 shares of common stock in accordance with its terms.

The original estimated fair value of a certain embedded derivative was accounted for as a debt discount to the subordinated convertible note payable on the balance sheet. The estimated fair value of the embedded derivative liability was included in accrued and other liabilities on the balance sheets. Amortization of the debt discount was $256,000 for the period from April 17, 2014 to July 22, 2014, when the 2014 Note was converted into common stock. Extinguishment of the embedded derivative liability at July 22, 2014 resulted in other income of $120,000.

Secured Term Loan Facility

On January 30, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) which provides a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first and only advance of $16.0 million (“Draw A”) on January 30, 2015. Draw A was used to pay-off the Company’s existing term debt of $11.3 million. A loss on extinguishment of $0.6 million from the pay-off of the existing term loan was recognized as interest expense for the year ended December 31, 2015. Draw A bears interest at a daily floating rate equal to 2.00%, plus the greater of (i) 3.25% or (ii) the prime rate published by the lender.

The maturity date of the loan is December 1, 2018. Principal pay-down of the loan begins on January 1, 2016 with the loan being payable in 36 equal installments. The principal pay-down of the loan may be delayed to July 1, 2016 with the loan being payable in 30 equal monthly installments, if on December 31, 2015, the Company has achieved certain net product revenue milestones as described in the Loan Agreement. As of December 31, 2015, the Company was in compliance with its net product revenue milestones, which allows the Company to pay only the interest incurred on a monthly basis until June 30, 2016 and begin the principal pay-down on July 1, 2016.

A fully non-refundable commitment fee of $160,000 was paid on January 30, 2015 when Draw A for $16.0 million was received. The loan has no prepayment penalty. Commitment fees are included in debt issuance costs which are amortized to interest expense using the effective interest method over the term of the loan. Debt discount and issuance costs, current, as of December 31, 2015 and 2014 were $155,000 and $76,000, respectively. Debt discount and issuance costs, non-current, as of December 31, 2015 and 2014 were $149,000 and $11,000, respectively. The debt discount and issuance costs are reported in the balance sheet as a direct reduction from the carrying amount of the debt liability.

In connection with the Loan Agreement, the Company agreed to issue to the lender a detachable warrant to purchase shares of the Company’s common stock upon the drawdown of each advance in an amount equal to 1.5% of the amount drawn, divided by the exercise price per share for that tranche. The fair value of the warrant is reflected as a discount to the debt. As a result of Draw A, the Company issued to the lender a warrant to purchase an aggregate of 34,483 shares of the Company’s common stock, at an exercise price of $6.96 per share. The fair value of the warrant was estimated to be approximately $90,000 on January 30, 2015, using the Black-Scholes Model with the following assumptions: expected volatility of 39.83%, a contractual term of 5 years, risk-free interest rate of 1.18%, underlying common stock price of $7.06, and dividend yield of 0%. The warrant is included in stockholders’ equity with the offset to debt discount that is amortized over the term of the loan using the effective interest method. The warrant is not subject to remeasurement.

The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property and contains customary affirmative and negative covenants including financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. At December 31, 2015, the Company was in compliance with all loan covenants.

Aggregate annual payments, net of interest, at December 31, 2015 due on the Loan Agreement are as follows (in thousands):

Year ending December 31:	Annual Payments
2016	$3,021
2017	6,309
2018	6,670
16,000
Less: debt discount and issuance costs	(304)
15,696
Less: current portion, net of debt discount and issuance costs	(2,866)
Long-term portion, net of debt discount and issuance costs	$12,830

10. WARRANTS

At December 31, 2015, outstanding common stock warrants consisted of:

	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
July 2006	10 years	$31.72	17,656
November 2006	10 years	$31.72	1,576
February 2008	10 years	$35.07	22,792
August 2009	10 years	$21.78	33,472
July 2010	9 years	$21.78	6,694
January 2015	5 years	$6.96	34,483
			116,673

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

Upon its IPO, the Company reserved 838,695 shares of common stock for issuance under a new 2014 Equity Incentive Plan (“2014 Plan”). The shares reserved for issuance under the 2014 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options, provided that the maximum number of shares that may be added to the 2014 Plan thereby is limited to a maximum of 865,252 shares. The number of shares available for issuance under the 2014 Plan will also include an annual increase on the first day of each year beginning in 2014, equal to the least of:

•	357,075 shares;
•	4.0% of the outstanding shares of common stock as of the last day of the immediately preceding year; or
•	such other number of shares as the Company’s board of directors may determine.

Stock Options

The following table summarizes option activity under the plans, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- average Exercise Price
Balance—December 31, 2012	180,266	619,906	$2.67
Granted	(4,081)	4,081	0.48
Exercised	—	(212)	0.55
Forfeited	7,247	(7,247)	2.33
Expired	149,563	(149,563)	4.73
Balance—December 31, 2013	332,995	466,965	1.99
Additional options authorized	940,884	—	—
Granted	(585,345)	585,345	11.76
Assumed in business combination	—	23,229	2.06
Exercised	—	(9,363)	2.14
Forfeited	20,591	(20,591)	10.36
Expired	13,781	(13,781)	2.74
Balance—December 31, 2014	722,906	1,031,804	7.36
Additional options authorized	357,075	—	—
Granted	(652,078)	652,078	6.09
Exercised	—	(23,576)	1.94
Forfeited	77,660	(77,660)	8.13
Expired	5,329	(5,329)	10.36
Balance—December 31, 2015	510,892	1,577,317	6.87

The total intrinsic value of options exercised was approximately $89,000 during 2015.

Outstanding, exercisable and vested stock options as of December 31, 2015 are summarized as follows:

	Options Outstanding & Exercisable at December 31, 2015			Options Vested at December 31, 2015
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.27 - 0.56	193,581	6.80	$0.55	166,699	$0.55
$2.05 - 3.06	135,656	5.88	2.83	135,656	2.83
$3.36 - 6.98	716,157	8.28	5.68	127,859	3.84
$7.03 - 12.44	531,923	8.38	11.80	249,779	11.79
	1,577,317	7.92	6.87	679,993	5.75

Options outstanding that have vested and are expected to vest at December 31, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	679,993	$5.75	6.58	$1,788
Expected to Vest	897,324	7.71	8.95	$435
Total	1,577,317	6.87	7.92	$2,223

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2015 for stock options that were in-the-money. The fair market value of the Company’s common stock as of December 31, 2015 was $6.40 per share.

The weighted average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2015, 2014 and 2013 using the Black-Sholes valuation model was $2.53, $4.81 and $0.21, respectively.

The Company uses the grant date fair value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

The total fair value of options that vested during 2015 was $1.1 million. As of December 31, 2015, there was approximately $10.2 million of unrecognized stock-based compensation, net of estimated forfeitures, related to non-vested stock options that will be recognized on a straight-line basis over the remaining average vesting period of 2.8 years.

2014 Employee Stock Purchase Plan

The Company’s board of directors adopted its 2014 Employee Stock Purchase Plan (the “ESPP”) in March 2014 and its stock holders approved the ESPP in July 2014. However, the Company’s ESPP was not made available to its employees until January 1, 2015. The first offering period of the ESPP began on January 1, 2015 and ended June 30, 2015. Under the first offering period, 36,696 shares were purchased. The second offering period began July 1, 2015 and ended December 31, 2015. Under the second offering period, 32,232 shares were purchased. At December 31, 2015, the proceeds from the issuance of shares were $0.4 million and a total of 186,473 shares of the Company’s common stock is available for sale under the ESPP.

The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date.

Valuation Assumptions

The Company’s board of directors determines the estimated fair value of the Company’s common stock based on assistance from an independent third party valuation firm. The fair value of employee stock options and ESPP was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions.

	Year Ended December 31,
	2015	2014	2013
Employee Stock Options
Expected term (in years)	6.0	5.1	6.0
Expected volatility	41.17%	42.18%	45.25%
Risk-free interest rate	1.84%	1.69%	1.21%
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Expected term (in years)	0.5	—	—
Expected volatility	39.10 – 44.15%	—	—
Risk-free interest rate	0.11%	—	—
Expected dividend yield	—%	—%	—%

Risk-free Interest Rate: The Company based the risk-free interest rate over the expected term of the award based on the constant maturity rate of U. S. Treasury securities with similar maturities as of the date of grant.

Volatility: The Company used an average historical stock price volatility of comparable public companies that were deemed to be representative of future stock price trends as the Company does not have sufficient trading history for its common stock.

Expected Term: The expected term represents the period for which the Company’s stock-based awards are expected to be outstanding and is based on analyzing the vesting and contractual terms of the awards and the holders’ historical exercise patterns and termination behavior.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

Restricted Stock Units

The Company’s 2014 Plan allows restricted stock units (“RSUs”) to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. RSUs were granted by the Company for the first time in March 2015.

Unvested RSU activity for the year ended December 31, 2015 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	114,400	6.49
Vested	—	—
Forfeited	(8,200)	6.49
Unvested balance at December 31, 2015	106,200	6.49

As of December 31, 2015, there was approximately $2.4 million of unrecognized stock-based compensation, net of estimated forfeitures, related to non-vested RSUs that will be recognized on a straight-line basis over the remaining average vesting period of 3.0 years.

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs, and ESPP for the years ended December 31, 2015, 2014 and 2013, included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of testing	$109	$28	$3
Research and development	247	88	7
Sales and marketing	173	29	3
General and administrative	812	390	59
	$1,341	$535	$72

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

Non-Employee Director Equity-based Compensation

For the years ended December 31, 2015 and 2014, the Company paid a portion of its non-employee directors’ compensation through the award of common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares. As of December 31, 2015, there was a total of 57,543 shares issued to non-employee directors, for a total fair value of $349,000. Expense associated with the awards was $255,000 and $94,000 for the years ended December 31, 2015 and 2014, respectively, which was included in general and administrative expense in the statements of operations.

12. INCOME TAXES

The Company generated pretax net losses of $13.7 million, $0.7 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recorded no benefit for income taxes for 2015. For 2014, the Company recorded a federal and state deferred tax benefit of $1.5 million and $0, respectively, and no benefit for income taxes was recorded for 2013. A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	Year Ended December, 31,
	2015	2014	2013
Federal tax at statutory rate	34.0%	34.0%	34.0%
Stock-based compensation	-1.9%	-9.5%	-11.4%
Change in valuation allowance	-31.1%	190.6%	-8.6%
Change in unrecognized tax benefits	0.0%	0.0%	-8.4%
Preferred stock warrant revaluation	0.0%	-0.7%	-5.0%
Interest expense	0.0%	-5.8%	0.0%
Contingent liability for IMX acquisition	0.0%	38.2%	0.0%
Acquisition costs	-3.2%	-36.7%	0.0%
Other	2.2%	-1.3%	-0.6%
Effective income tax rate	0.0%	208.8%	0.0%

In connection with the Company’s June 2014 acquisition of ImmuMetrix, Inc. (“IMX”), a tax benefit of $1.5 million was recognized during the year ended December 31, 2014. This benefit resulted from the expectation that amortization of the in-process technology acquired, when completed and placed in service, is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, this asset is expected to be amortized or impaired prior to the expiration of net operating loss carryforwards available to the Company. As a result of recording this deferred tax liability the company’s valuation allowance was reduced by an equal amount.

The tax effects of temporary differences and carryforwards that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$65,957	$63,116
Tax credit carryforwards	4,533	4,065
Accruals	1,125	942
Other	698	551
Gross deferred tax assets	72,313	68,674
Deferred tax liabilities:
Property and equipment	95	(8)
Purchased intangibles	(2,355)	(2,349)
Total deferred tax liabilities	(2,260)	(2,357)
Valuation allowance	(70,053)	(66,317)
Net deferred tax assets	$—	$—

The Company has recorded pretax net losses from operations since its inception. The Company believes that based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its net deferred tax assets. Accordingly, the net deferred tax assets have been offset by a full valuation allowance. The valuation allowance increased by $3.7 million and decreased by $1.9 million during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $174.3 million and $115.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The U.S. federal net operating loss carryforwards will begin to expire in 2018 while for state purposes, the net operating losses will begin to expire in 2016.

As of December 31, 2015, the Company had credit carryforwards of approximately $3.6 million and $4.4 million available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. The Federal credit carryforwards begin to expire in 2021. California credits have no expiration date.

Utilization of the Company’s net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Based on a preliminary review of the Company’s equity transactions since inception, the Company believes a portion of its net operating loss carryforwards may be limited due to equity financings which occurred in 2000, 2004, 2007 and 2014.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$2,054	$2,196	$1,159
Additions based on tax positions related to current year	372	83	177
Additions (reductions) based on tax positions related to prior years	5	(225)	860
Balance at end of year	$2,431	$2,054	$2,196

The unrecognized tax benefits, if recognized and in the absence of a full valuation allowance, would impact the income tax provision by $2.0 million and $1.6 million as of December 31, 2015 and 2014, respectively. Given the Company’s valuation allowance, the uncertain tax positions would not impact the effective tax rate.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next twelve months.

Because the Company has not utilized any of its net operating loss carryforwards, its federal and state income tax returns are subject to tax authority examination from inception.

13. 401(K) PLAN

The Company sponsors a 401(k) defined contribution plan covering all employees. To date, there have been no employer contributions to the plan.

14. BUSINESS COMBINATION

On June 10, 2014, in accordance with an agreement and plan of merger, the Company acquired ImmuMetrix, Inc. (“IMX”), a privately held development stage company working in new technologies using donor derived cell-free donor DNA (“dd-cfDNA”) technology for the diagnosis, treatment and management of transplant rejection, immune disorders and diseases, including the development of a new, non-invasive test designed to detect the early stages of solid organ transplant rejection. The Company acquired all ImmunMetrix, Inc. assets associated with transplant diagnostics, including related immune repertoire and infectious diseases. An ImmunMetrix, Inc. successor company retained the limited assets not associated with transplant diagnostics. The acquisition was structured as a tax-free reorganization.

The Company acquired all of the issued and outstanding capital stock of ImmuMetrix, Inc. for the total estimated purchase price of $17.2 million consisting of $600,000 in cash; 911,364 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $14.2 million, including 23,229 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $369,000 as a result of the Company’s assumption of ImmuMextrix, Inc. outstanding stock options; and an additional payment of 227,845 shares of CareDx Series G convertible preferred stock if a future milestone is achieved. The Agreement provides that the milestone will be achieved if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States no later than six years after the closing date of the acquisition. All shares of Series G Preferred Stock and options to acquire Series G Preferred Stock converted into common stock and options to acquire common stock immediately prior to the closing of the Company’s initial public offering. The additional shares to be paid for the achievement of the milestone will also be issued in common stock. The fair value of this contingent consideration was $2.3 million at the acquisition date and subjected to remeasurement at the end of each reporting period. As of December 31, 2015 and 2014, the contingent consideration fair value was $0.9 million and $1.1 million, respectively.

The intellectual property acquired includes an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. The license provides for the Company to pay royalties to Stanford University on sales of the Company’s dd-cfDNA tests.

Assets acquired in the business combination consist of In-Process Technology, for which the estimated fair value was $6.7 million at the date of acquisition, and goodwill, for which the estimated fair value was $12.0 million at the date of acquisition.

The in-process technology is recorded as an indefinite-life intangible asset until it reaches technological feasibility and will be tested for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. Amortization into earnings will begin once the research and development activities are complete and the technology is proven to work, at which time technological feasibility will have been achieved. The Company expects that will occur at approximately the time when revenue is first generated in the marketplace, currently estimated to be during 2017. Amortization will be based on the estimated remaining useful life of the patent when the product is proven feasible, estimated to be 15 years. Amortization will be recorded using the straight line method. Accordingly, at December 31, 2014 and 2015, accumulated amortization of the in-process technology intangible asset was $0. Given that amortization has not yet begun and technological feasibility has not yet occurred, we cannot currently estimate amortization of the in-process technology asset during each of the next five years.

The goodwill recorded from the acquisition of ImmuMetrix, Inc. is primarily related to expected synergies. Substantially all of the goodwill recognized is not deductible for tax purposes.

ImmuMetrix, Inc.’s post-acquisition results of operations for the period from June 11, 2014 through December 31, 2014 and for 2015 are included in the Company’s statements of operations.

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

	Year Ended December 31,
(in thousands, except per share data).	2014	2013
Net revenue	$27,306	$22,098
Net loss	$(1,080)	$(3,768)
Net loss per common share - basic	$(0.19)	$(3.73)
Net loss per common share - diluted	$(0.19)	$(3.73)

The unaudited pro forma consolidated financial information was prepared using the acquisition method of accounting and is based on the historical financial information of the Company and ImmuMetrix, Inc., reflecting the Company’s and ImmuMextrix, Inc.’s results of operations for the years ended December 31, 2014 and 2013. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects: (a) the removal of acquisition-related costs of $1.7 million incurred by both CareDx and ImmuMetrix, Inc. for the year ended December 31, 2014 including the removal of $0.2 million of ImmuMetrix, Inc. stock-based compensation expense that resulted from modifications to options in anticipation of the acquisition; (b) the removal of a $1.5 million tax benefit for the year ended December 31, 2014 that resulted from the acquisition; (c) the addition of salaries, benefits and fees for ImmuMetrix, Inc. employees and consultants retained after the acquisition; and (d) the addition of the $1.5 million acquisition-related tax benefit for the year ended December 31, 2013, as if the acquisition had occurred on January 1, 2013 and the benefit had been recognized during the year ended December 31, 2013. Acquisition related expenses are primarily included in general and administrative expenses.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2015. The Company believes this information reflects all recurring adjustments necessary to fairly present this information when read in conjunction with the Company’s financial statements and the related notes. Net (loss) income per share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Quarter Ended:	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)
2015
Total revenue	$7,216	$7,129	$7,151	$6,648
Net loss	$(2,272)	$(3,185)	$(3,489)	$(4,761)
Net loss per common share, basic	$(0.19)	$(0.27)	$(0.29)	$(0.40)
Net loss per common share, diluted	$(0.19)	$(0.27)	$(0.29)	$(0.40)
Shares used in calculation of net loss per share, basic	11,814,467	11,835,405	11,890,057	11,902,325
Shares used in calculation of net income loss per share, diluted	11,814,467	11,835,405	11,890,057	11,902,325
2014
Total revenue	$5,924	$6,776	$6,654	$7,952
Net (loss) income	$(1,304)	$877	$1,213	$(5)
Net (loss) income per common share, basic	$(1.29)	$0.87	$0.13	$—
Net (loss) income per common share, diluted	$(1.29)	$0.13	$0.12	$—
Shares used in calculation of net (loss) income per share, basic	1,011,980	1,013,128	9,279,649	11,802,241
Shares used in calculation of net (loss) income per share, diluted	1,011,980	6,939,568	11,219,377	11,802,241

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-159f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report are as follows:

1.	Financial Statements:

Our  Financial Statements are listed in the “Index to Financial Statements” of CareDx, Inc. in Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

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

Date: March 28, 2016

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

Signature	Title	Date

/s/ PETER MAAG Peter Maag	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2016

/s/ KEN LUDLUM Ken Ludlum	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2016

/s/ MICHAEL GOLDBERG Michael Goldberg	Director	March 28, 2016

/s/ GEORGE W. BICKERSTAFF George W. Bickerstaff	Director	March 28, 2016

/s/ BROOK BYERS Brook Byers	Director	March 28, 2016

/s/ FRED E. COHEN Fred E. Cohen	Director	March 28, 2016

/s/ RALPH SNYDERMAN Ralph Snyderman	Director	March 28, 2016

/s/ WILLIAM HAGSTROM William Hagstrom	Director	March 28, 2016

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated May 17, 2014, by and between Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.1	07/15/2015

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 9, 2014, by and between the Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.2	06/25/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	08/28/2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36536	3.4	08/28/2014

4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	03/31/2015

4.2	Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.	10-K	001-36536	4.2	03/31/2015

4.3#	1998 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.2	06/03/2014

4.4#	2008 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.3	06/03/2014

4.5#	2014 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-197493	4.4	07/18/2014

4.6#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	07/18/2014

4.7#	ImmuMetrix, Inc. 2013 Equity Incentive Plan	S-1	333-196494	10.19	06/03/2014

10.1#	Chief Executive Employment Agreement, dated September 19, 2012, by and between the Registrant and Peter Maag.	S-1	333-196494	10.6	06/03/2014

10.2#	Offer Letter, dated July 31, 2006, by and between the Registrant and James Yee.	S-1	333-196494	10.7	06/03/2014

10.3#	Offer Letter, dated July 19, 2010, by and between the Registrant and Matthew Meyer.	S-1	333-196494	10.8	06/03/2014

10.4#	Offer Letter, dated March 18, 2014, by and between the Registrant and Ken Ludlum.	S-1	333-196494	10.9	06/03/2014

10.5#	Offer Letter, dated November 21, 2006, by and between the Registrant and Mitchell Nelles.	S-1	333-196494	10.10	06/03/2014

10.6#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	06/03/2014

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	06/03/2014

10.8	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	06/03/2014

10.9†	PCR Patent License Agreement, dated November 16, 2004, by and between the Registrant and Roche Molecular Systems, Inc., and amendments thereto.	S-1	333-196494	10.14	06/03/2014

10.10†	Distribution and Licensing Agreement, dated June 20, 2013, by and between the Registrant and Diaxonhit SA.	S-1/A	333-196494	10.15	06/25/2014

10.11†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	S-1/A	333-196494	10.17	07/15/2014

10.12†	Settlement Agreement and Mutual Release, dated September 11, 2014, by and between the Registrant and Roche Molecular Systems, Inc.	10-Q	001-36536	10.14.1	11/14/2014

10.13	Loan and Security Agreement, dated as of January 30, 2015, by and between CareDx, Inc. and East West Bank.	8-K	001-36536	10.1	02/04/2015

10.14#	Offer Letter, dated April 8, 2014, by and between the Registrant and George Bickerstaff.	10-K	001-36536	10.14	03/31/2015

10.15#	Offer Letter, dated October 18, 2011, by and between the Registrant and Michael Goldberg.	10-K	001-36536	4.1	03/31/2015

10.16#	Offer Letter, dated December 3, 2014, by and between the Registrant and John Sninsky.	10-K	001-36536	4.1	03/31/2015

10.17#	Offer Letter, dated March 11, 2015 by and between the Registrant and Josh DeFonzo.	10-K	001-36536	4.1	03/31/2015

10.18#	Outside Director Compensation Policy.	10-K	001-36536	4.1	03/31/2015

10.19#	Executive Incentive Compensation Plan.	10-K	001-36536	4.1	03/31/2015

10.20	Controlled Equity Offering Sales Agreement, dated August 10, 2015, by and between the registrant and Cantor Fitzgerald & Co.	S-3	333-206277	1.2	08/10/2015
10.21	Conditional Share Purchase Agreement between CareDx and Midroc Invest AB, dated as of December 16, 2015.	8-K	001-36536	99.1	12/22/2015

10.22	Conditional Share Purchase Agreement between CareDx and FastPartner AB, dated as of December 16, 2015.	8-K	001-36536	99.2	12/22/2015

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.23	Conditional Share Purchase Agreement between CareDx and Xenella Holding AB, dated as of December 16, 2015.	8-K	001-36536	99.3	12/22/2015
10.24	Amendment to Conditional Share Purchase Agreement between CareDx and Midroc Invest AB, dated as of February 8, 2016.	8-K	001-36536	99.1	02/12/2016

10.25	Amendment to Conditional Share Purchase Agreement between CareDx and FastPartner AB, dated as of February 8, 2016.	8-K	001-36536	99.2	02/12/2016

10.26	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	8-K	001-36536	99.3	02/12/2016

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (see page 117 of this Annual Report on Form 10-K).
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.