Form 10-K/A
period 2015-12-31
CareDx, Inc.
filed 2016-04-25
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36536

CAREDX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3316839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Common Stock outstanding as of April 15, 2016 was 13,960,762.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE; FORWARD-LOOKING STATEMENTS

CareDx, Inc. (“CareDx”, the “Company”, “we” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016 (the “Original Filing”), for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

We have also included hereto as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002. We are amending Item 15 of Part IV to reflect the inclusion of these certifications and additional material contracts filed with this Amendment No. 1 to our Annual Report on Form 10-K.

Except as described above, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing and this Amendment No. 1 speaks as of the original filing date of our Annual Report Form 10-K. This Amendment No. 1 should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the filing of our Original Filing. No other information included in our Annual Report on Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

We have made forward-looking statements in this Amendment No. 1 within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future,” and other similar expressions generally identify forwarding-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of management at the time such statements are made and are subject to a number of risks, uncertainties, estimates, and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under Part I, Item 1A, “Risk Factors” and elsewhere in our Original Filing and in this Amendment No. 1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. Effective as of June 16, 2016, the size of the board will be reduced from seven members to six members. Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of April 18, 2016, and certain other information for each of the directors:

Name	Age	Position
Michael D. Goldberg (1)(3)	58	Director, Chairman of the Board
Peter Maag	49	President, Chief Executive Officer, and Director
George W. Bickerstaff, III*	60	Director
Brook Byers (2)(3)**	70	Director
Fred E. Cohen (1)(3)(4)***	59	Director
William A. Hagstrom (1)	59	Director
Ralph Snyderman (2)(4)	76	Director

(1)	Member of our audit committee
(2)	Member of our nominating and corporate governance committee
(3)	Member of our compensation committee
(4)	Member of our Science and Technology Committee
*	Mr. Bickerstaff served as a member of the Audit Committee until April 14, 2016.
**	Mr. Byers is not standing for re-election at the Annual Meeting.
***	Dr. Cohen was appointed to the Audit Committee on April 14, 2016.

Michael D. Goldberg has served as a member and chairman of our board of directors since November 2011. Mr. Goldberg has served as a director and chairman of the board of DNANexus, Inc., a cloud-based genome informatics and data management company, and as an advisor to other private life science companies since May 2011. Mr. Goldberg has also served on the board of directors for eHealth, Inc. since 1999. From January 2005 to May 2011, Mr. Goldberg was a partner at Mohr Davidow Ventures, a venture capital firm, where he led life sciences investments in the area of molecular diagnostics, personalized medicine and wireless healthcare. From October 2000 to December 2004, Mr. Goldberg operated a management and financial consultancy business. In 1995, Mr. Goldberg founded OnCare, Inc., an oncology disease management company, and served as its chairman until August 2001 and as its chief executive officer until March 1999. In 1987, Mr. Goldberg founded Axion, Inc., a cancer treatment services company, and served as its chief executive officer until its sale in 1995. Prior to Axion, Mr. Goldberg was a partner at the venture capital firm of Sevin Rosen Management Company from 1985 to 1987, where he established the firm’s life science practice, and director of corporate development at Cetus Corporation from 1981 to 1985. Mr. Goldberg has served as a member of the board of directors of numerous companies in the biotech and health sciences industry. Mr. Goldberg has served on boards and advisory boards of a number of industry, academic and public policy institutions in biotechnology and finance, including the Board of the Independent Citizens Oversight Committee, which is the governing board for the California Institute for Regenerative Medicine, the Board of the Western Association of Venture Capitalists, the Advisory Boards for the Harvard Center for Genetics and Genomics, the Berkeley Center for Law and Technology, and the UCSF Center for Translational and Policy Research on Personalized Medicine. Mr. Goldberg holds a B.A. from Brandeis University and an M.B.A. from the Stanford Graduate School of Business. Our board of directors has concluded that Mr. Goldberg possesses specific attributes that qualify him to serve as a member of our board, including his experience as a senior executive, board member and venture capital investor with numerous companies in the life sciences industry and in personalized medicine and genomics.

Peter Maag, Ph.D. has served as our President and Chief Executive Officer since October 2012 and as a member of our board of directors since November 2012. Prior to joining the Company, Dr. Maag held numerous positions with increasing responsibility at Novartis International AG, a global healthcare company from September 2001 to April 2012, including Global Head of Novartis Diagnostics from 2009 to 2012, a business unit of Novartis A.G. Dr. Maag also served as Country President for Novartis Pharma AG in Germany from 2006 to 2008, Country President for Novartis’ Korea operations from 2003 to 2005, and the Head of Strategy for the pharmaceutical division of Novartis A.G. from 2001 to 2002. Dr. Maag also worked at McKinsey & Company, focusing on healthcare and globalization from 1995 to 2001. Dr. Maag also serves on the board of directors at Phoenix Pharmahandel GmbH & Co KG and Molecular MD. Dr. Maag studied pharmaceutical sciences at the University of Heidelberg and University of London and received his Ph.D. from the University of Berlin, Germany. Our board of directors has concluded that Dr. Maag should serve on our board of directors due to his position as President and Chief Executive Officer of the Company as well as his extensive experience in the pharmaceuticals and life sciences industries.

George W. Bickerstaff, III has served as a member of our board of directors since April 2014. Mr. Bickerstaff is currently the Managing Director of M.M. Dillon & Co., LLC, an investment banking firm, which he joined in 2005. Prior to joining M.M. Dillon & Co., LLC, Mr. Bickerstaff held various positions with Novartis International AG, a global leader in pharmaceuticals and consumer health, including Chief Financial Officer of Novartis Pharma AG from October 2000 to May 2005. From December 1999 to September 2000, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Workscape, Inc., a provider of employee-related information services. From July 1998 to December 1999, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Uniscribe Professional Services, Inc., a nationwide provider of paper and technology-based document management solutions. From January 1998 to June 1998, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Intellisource Group, Inc., a provider of information technology solutions to the federal, state and local governments and utility markets. From July 1997 to December 1997, Mr. Bickerstaff served as Vice President of Finance of Cognizant Corporation, a global business information services company. From January 1990 to June 1997, Mr. Bickerstaff served in various senior finance roles, including Chief Financial Officer of IMS Healthcare, a global business information services company in the healthcare and pharmaceutical industries. Prior to that, Mr. Bickerstaff held various finance, audit and engineering positions with the Dun & Bradstreet Corporation from 1985 to 1989 and General Electric Company from 1978 to 1985. Mr. Bickerstaff currently serves on the board of directors of Cardax, Inc. and Viventia Biotechnologies, Inc. Mr. Bickerstaff’s non-profit activities include serving on the board of directors of the International Vaccine Institute, the International Centre for Missing and Exploited Children and the Center for Disease Dynamics, Economics & Policy. Mr. Bickerstaff received a Bachelor of Science degree in engineering and a Bachelor of Arts degree in business administration from Rutgers University in 1978. Our board of directors has concluded that Mr. Bickerstaff possesses specific attributes that qualify him to serve as a member of our board of directors, including his substantial financial experience in the healthcare industry and substantial experience with organ transplant markets.

Brook Byers has served as a member of our board of directors since January 2003. Mr. Byers has been a venture capital investor since 1972 and is a Managing Partner of Kleiner Perkins Caufield & Byers, or KPCB, a venture capital firm, which he joined in 1977. He has been closely involved with more than sixty new technology-based ventures, many of which have subsequently become public companies. He formed the first life sciences practice group in the venture capital profession in 1984 and led KPCB to become a premier venture capital firm in the medical, healthcare and biotechnology sectors. Mr. Byers is currently on the board of directors of Pacific Biosciences, Inc., and a number of private companies. Mr. Byers is on the Board of Trustees of Stanford University and serves as a board member for the University of California, San Francisco Medical Foundation and the New Schools Foundation. Mr. Byers received the UCSF Medal, its honorary degree equivalent, in 2007. In 2008, Mr. Byers was elected a fellow of the American Academy of Arts and Sciences. Mr. Byers received the Lifetime Achievement Award from the National Venture Capital Association in 2009, and in 2010 he received an honorary Ph.D. from Georgia Institute of Technology. Mr. Byers received an M.B.A. from Stanford University and received a B.S. in Electrical Engineering from Georgia Institute of Technology. Our board of directors has concluded that Mr. Byers possesses specific attributes that qualified him to serve as a member of our board of directors, including his experience with growing numerous companies in the life sciences industry and his leadership in personalized medicine initiatives.

Fred E. Cohen, M.D., D. Phil, F.A.C.P., has served as a director since January 2003. Dr. Cohen is a Partner and Managing Director at TPG Capital, or TPG, a private equity investment firm, which he joined in 2001, and serves as co-head of TPG’s biotechnology group. Dr. Cohen is also a former member of the faculty at the University of California, San Francisco, where he taught and conducted research from 1988 through 2014. Dr. Cohen serves as a director of the following public companies: Genomic Health Inc., a company focused on providing actionable genomic health information; Five Prime Therapeutics, Inc., a clinic-stage biotechnology company focused on discovering and developing novel protein therapeutics; Veracyte, Inc., a diagnostics company in the field of molecular cytology; Tandem Diabetes Care, Inc., a medical device company that designs, develops and commercializes products for people with insulin-dependent diabetes; BioCryst Pharmaceuticals, Inc., a pharmaceutical company focused on the development of novel small molecule drugs that block key enzymes involved in infectious and rare diseases; and Roka BioScience, Inc., a food safety diagnostics business. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. Dr. Cohen holds a Bachelor of Science degree in Molecular Biophysics and Biochemistry from Yale University, a D.Phil. in Molecular Biophysics from Oxford University, where he was a Rhodes Scholar, and an M.D. from Stanford University. Our board of directors has concluded that Dr. Cohen possesses specific attributes that qualify him to serve as a member of our board of directors, including his significant leadership experience in the medical and finance fields, his background as an M.D. and a venture capitalist, his extensive technical expertise relevant to our business, and his service as an investor in and director of numerous life sciences and healthcare companies.

William A. Hagstrom has served as a member of our board of directors since March 2015. Since 2014, Mr. Hagstrom has served as the founder and CEO of Octave Bioscience, an early stage molecular diagnostics company focused on neurodegenerative diseases and conditions. In 2007, Mr. Hagstrom secured financing for Crescendo Bioscience, a specialty diagnostics company focused on autoimmune and inflammatory diseases managed by rheumatologists. Serving as president and chief executive officer, he led the development of the company’s product pipeline, operations infrastructure and commercial strategy. In 2014, Crescendo Bioscience was acquired by Myriad Genetics as a wholly owned subsidiary. Prior to founding Crescendo Bioscience, Mr. Hagstrom was president of Alpha BioPartners, a strategic consulting firm for early stage biotechnology companies. While at Alpha BioPartners, Mr. Hagstrom co-founded Biolytx Pharmaceuticals and Altheus Therapeutics. Mr. Hagstrom also served as interim CEO of Selexys Pharmaceuticals and Inoveon. Previous to this he was Chairman and CEO of UroCor, a specialty diagnostics company focused on urological cancers and complex diseases. Under Mr. Hagstrom’s leadership, the company was an Inc. 500 company from 1992 through 1995, before becoming public in 1996. Previously, Mr. Hagstrom held executive positions at some of the largest multinational healthcare companies in the world, including Becton Dickinson, American Hospital Supply and Baxter International, where he served as vice president of the company’s billion-dollar scientific products division. Mr. Hagstrom has served on a variety of Boards over the last 15 years, including Prometheus Laboratories. Mr. Hagstrom received a BS degree in business management from Bob Jones University. Our board has concluded that Mr. Hagstrom possesses specific attributes that would qualify him to serve as a member of our board of directors, including his management experience in building and growing specialty diagnostics companies, launching new products and integrating high value informatics into clinical paradigms.

Ralph Snyderman, M.D. has served as a member of our board of directors since May 2005. Dr. Snyderman has held the position of Chancellor Emeritus and James B. Duke Professor of Medicine at Duke University since July 2004. From January 1989 to June 2004, he served as Chancellor for Health Affairs at the Duke University School of Medicine and was the founding CEO and President of the Duke University Health System. From January 2006 to November 2009, he consulted for New Enterprise Associates, a venture capital firm, as a venture partner. He previously served on the boards of directors of The Procter and Gamble Company, Pharmaceutical Product Development, LLC, or PPD, Trevena, Inc., Crescendo Bioscience, Inc. and Targacept, Inc. He currently serves on the boards of Press Ganey Associates, Inc., Liquida Technologies, Inc., Linus Oncology, and SenGenix. Dr. Snyderman is a member of the Association of American Physicians, where he served as president from 2003 to 2004, the Association of American Medical Colleges, where he served as chair from 2001 to 2002, the Institute of Medicine and the American Academy of Arts and Sciences. Dr. Snyderman holds a B.S. in Pre-Medical Studies from Washington College, an M.D. from the State University of New York, Downstate Medical Center, and completed an internship and residency in Medicine at Duke University. Our board of directors has concluded that Dr. Snyderman possess specific attributes that qualify him to serve as a member of our board of directors, including his strong background in personalized medicine and broad experience in the healthcare industry.

Legal Proceedings with Directors

There are no legal proceedings related to any of the directors which require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Agreements with Directors

None of the directors was selected pursuant to any arrangement or understanding, other than compensation arrangements in the ordinary course of business.

Director Independence

Our common stock is listed on The NASDAQ Global Market. Under the rules of The NASDAQ Stock Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The NASDAQ Stock Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of The NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing requirements of The NASDAQ Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of The NASDAQ Stock Market.

Our board of directors has undertaken a review of the independence of each director and considered whether such director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors has determined that Messrs. Byers, Cohen, Goldberg, Hagstrom and Snyderman are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of The NASDAQ Stock Market.

Board and Committee Meetings

During 2015, our board of directors held 4 meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he served as a director and (ii) the total number of meetings held by all committees of our board of directors on which he served during the periods that he served.

It is the policy of our board of directors to regularly have separate meeting times for independent directors without management.

Although we do not have a formal policy regarding attendance by members of our board of directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend.

Our board of directors has four standing committees: an audit committee, a compensation committee, a nominating and corporate governance committee and a science and technology committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is currently comprised of Fred E. Cohen, William A. Hagstrom and Michael D. Goldberg. On March 2, 2015, William A. Hagstrom was appointed to the audit committee and replaced Fred E. Cohen. During the remainder of 2015 until April 14, 2016, our audit committee was comprised of George W. Bickerstaff, III, William A. Hagstrom and Michael D. Goldberg, each of whom is a non-employee member of our board of directors. Fred E. Cohen was reappointed to the audit committee on April 14, 2016, and replaced George W. Bickerstaff, III. Mr. Bickerstaff served as the chair of our audit committee until April 14, 2016. Mr. Goldberg serves as the current chair of our Audit Committee. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC, including Rule 10A-3 under the Exchange Act, and the listing requirements of The NASDAQ Stock Market. Our board of directors has also determined that Mr. Goldberg qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of The NASDAQ Stock Market. This designation does not impose on Mr. Goldberg any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors. Our audit committee is responsible for, among other things:

•	selecting and hiring our independent registered public accounting firm;

•	evaluating the performance and independence of our independent registered public accounting firm;

•	pre-approving any audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;

•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls or audit matters;

•	reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit, our quarterly financial statements and our publicly filed reports;

•	reviewing and approving related person transactions; and

•	preparing the audit committee report that the SEC requires in our annual proxy statements.

Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing requirements of The NASDAQ Stock Market. A copy of the charter of our audit committee is available on our website at www.caredx.com in the Corporate Governance section of our Investors webpage. During 2015, our audit committee held five meetings.

Compensation Committee

Our compensation committee is comprised of Brook Byers, Fred E. Cohen and Michael D. Goldberg, each of whom is a non-employee member of our board of directors. Mr. Byers is the chair of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence under the rules and regulations of the SEC, including Rule 10C-1 under the Exchange Act, and the listing requirements of The NASDAQ Stock Market, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, or the Code. Our compensation committee is responsible for, among other things:

•	reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries; incentive compensation plans, including the specific goals and amounts; equity compensation, employment agreements, severance arrangements and change in control agreements; and any other benefits, compensation or arrangements; provided that any approvals relating to the Chief Executive Officer’s compensation will be subject to the ratification of our entire board of directors, with any non-independent directors abstaining;

•	administering our equity compensation plans; and

•	overseeing our overall compensation philosophy, compensation plans and benefits programs.

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing requirements of The NASDAQ Stock Market. A copy of the charter of our compensation committee is available on our website at www.caredx.com in the Corporate Governance section of our Investors webpage. During 2015, our compensation committee held four meetings.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is comprised of Brook Byers and Ralph Snyderman, each of whom is a non-employee member of our board of directors. Dr. Snyderman is the chair of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence under the listing requirements of The NASDAQ Stock Market. Our nominating and corporate governance committee is responsible for, among other things:

•	evaluating and making recommendations regarding the composition, organization, and governance of our board of directors and its committees;

•	reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations; and

•	reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

Our nominating and corporate governance committee operates under a written charter that satisfies the listing standards of The NASDAQ Stock Market. A copy of the charter of our nominating and corporate governance committee is available on our website at www.caredxinc.com in the Corporate Governance section of our Investors webpage. During 2015, our nominating and corporate governance committee held no formal meetings.

Science and Technology Committee

Our science and technology committee is comprised of Fred E. Cohen and Ralph Snyderman, each of whom is a non-employee member of our board of directors. Dr. Snyderman is the chair of our science and technology committee. Our science and technology committee is responsible for, among other things:

•	meeting with the Company’s science and technology leaders to review the Company’s internal research and technology development activities and provide input as it deems appropriate;

•	reviewing technologies that the Company considers for licensing or acquisition; and

•	reviewing the Company’s development of its technical goals and research and development strategies.

Our science and technology committee operates under a written charter. During 2015, our science and technology committee held one meeting.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our board of directors has adopted Corporate Governance Guidelines. These guidelines address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our website at www.caredx.com in the Corporate Governance section of our Investor Relations webpage. We intend to post any amendments to our Code of Business Conduct and Ethics, and any waivers of our Code of Business Conduct and Ethics for directors and executive officers, on the same website.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

EXECUTIVE OFFICERS

The following table identifies certain information about our executive officers as of April 18, 2016. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Peter Maag, Ph.D.	49	President, Chief Executive Officer, and Director
James P. Yee, MD, Ph.D.	66	Chief Medical Officer
Matthew J. Meyer	46	Chief Business Officer
Ken Ludlum*	62	Former Chief Financial Officer and Senior Financial Advisor
Mitch J. Nelles, Ph.D.	63	Chief Operating Officer
John J. Sninsky, Ph.D.	66	Chief Scientific Officer
Charles Constanti**	52	Chief Financial Officer
Todd Whitson	46	Chief Commercial Officer
Anders Karlsson	52	Chief International Business Officer

*	Ken Ludlum tendered his resignation as Chief Financial Officer, effective on April 6, 2016. Mr. Ludlum will continue with the Company through June 1, 2016.
**	Charles Constanti was appointed April 6, 2016 to succeed Mr. Ludlum as Chief Financial Officer.

Peter Maag, Ph.D. For a brief biography of Mr. Maag, please see “Board of Directors.”

James P. Yee, M.D., Ph.D. has served as our Chief Medical Officer since August 2006. From January 2003 to June 2006, Dr. Yee was Vice President and Head of Development for Celera Genomics, Inc., a diagnostics company. From June 1995 to December 2002, he was Vice President of Preclinical and Clinical Development at Roche Bioscience, a division of F. Hoffmann-La Roche Ltd. Earlier in his career, Dr. Yee held a variety of research and development positions of increasing responsibility at Syntex Corporation, including Vice President and Director of the Institute for Clinical Medicine from 1989 to 1992. Dr. Yee is certified in internal medicine by the American Board of Internal Medicine. Dr. Yee holds a B.S. in Electrical Engineering and Computer Science and a Ph.D. in Biophysics from the University of California at Berkeley, and an M.D. from the University of California, Los Angeles School of Medicine.

Matthew J. Meyer has served as our Chief Business Officer since February 2012. Prior to that, he served as our Vice President of Corporate Development and Legal Affairs since August 2010. Mr. Meyer has over 20 years of business and corporate development, marketing, legal and commercial experience in the global life sciences industry. Prior to joining CareDx, Mr. Meyer was Vice President, Business Development and General Counsel at Cerimon Pharmaceuticals from January 2008 to August 2010, where he led the in-license and partnering of prescription pharmaceuticals in the fields of pain and inflammation. Prior to that, Mr. Meyer held senior management positions at Draeger Medical Systems, the U.S. subsidiary of the German-based global medical device company, most recently serving as Vice President and General Counsel from September 2006 to December 2007. Prior to Draeger, from July 2004 to August 2006, Mr. Meyer held positions of increasing responsibility at Novartis Pharma AG in Basel, Switzerland, including serving as Head of Global Marketing Channel Innovations, a role in which he helped foster greater marketing and sales effectiveness through the use of innovative technology-based initiatives. Previously, from January 2000 to June 2004, Mr. Meyer was the Vice President, Global Business Development and Legal Affairs at RxCentric, Inc. which was acquired by Allscripts Healthcare Solutions, Inc. in 2003 and integrated into its Physician’s Interactive division, which was a leader in online life science marketing programs to physicians. Prior to that, Mr. Meyer served as a commercial and transactional attorney at Pfizer Inc. from 1995 to 2000, working in the U.S. corporate and R&D headquarters and the United Kingdom. Mr. Meyer graduated cum laude and Phi Beta Kappa with a Bachelor of Arts degree from Cornell University. He earned his Juris Doctor degree from Villanova University School of Law.

Ken Ludlum has served as our Senior Financial Advisor since April 2016. Prior to that, Mr. Ludlum served as our Chief Financial Officer from March 2014 to April 2016. From April 2011 to October 2013, Mr. Ludlum served as Vice President and Chief Financial Officer, Head of Operations for EndoGastric Solutions, Inc. From December 2009 to March 2011, Mr. Ludlum provided consulting and advisory services to a number of private medical companies. From April 2008 to November 2009, he served as Senior Vice President Finance & Administration, CFO for Paracor Medical Inc. Mr. Ludlum has over 30 years of business and financial experience working with healthcare and biotech companies, including service as CFO for two other publicly-held companies, Perclose, Inc., from 1995 to 2000, and Alteon, Inc., from 1992 to 1994. Mr. Ludlum currently serves on the board of directors for another publicly held company, NATUS Medical, Inc. He has also served on the board of directors of several public and private medical or biotechnology companies. Mr. Ludlum holds a B.S. in Business Administration from Lehigh University and an M.B.A. from Columbia University Graduate School of Business.

Mitchell J. Nelles, Ph.D. has served as our Chief Operating Officer since January 2012. Prior to that, he served as our Vice President, Research and Development and Technical Operations since December 2006. From August 2003 to October 2006, Dr. Nelles was Vice President of North America Research and Development at bioMérieux, Inc., an in vitro diagnostics company. From December 2001 to July 2003, Dr. Nelles was Vice President of Research and Development at TriPath Oncology, a subsidiary of TriPath Imaging Inc., a company that develops, manufactures, markets and sells solutions to improve the clinical management of cancer. Dr. Nelles holds a B.A. in Biological Sciences from Rutgers College, a Ph.D. in BioMedical Sciences (Immunology) from the University of Texas, Health Sciences Center at Dallas, and has completed postdoctoral training in Immune Regulation at Brandeis University.

John J. Sninsky, Ph.D. has served as our Chief Scientific Officer since January 2015. Prior to that, he served in a variety of increasingly senior roles at early stage biotechnology and global pharmaceutical companies. From November of 2000 to August 2014, Dr. Sninsky served as Vice President of Discovery Research at Celera Corporation (now part of Quest Diagnostics), a molecular diagnostic company focused on personalizing disease management. He has been responsible for high throughput DNA genotyping, RNA expression, biostatistics, bioinformatics and computational biology groups with a focus on infectious disease, cardiometabolic disease and oncology. Dr. Sninsky received a bachelor’s degree in biology from Bates College and a Ph.D. in biology from Purdue University. He was a postdoctoral fellow in Genetics and Medicine at Stanford University School of Medicine.

Charles Constanti has served as our Chief Financial Officer since April 2016. Prior to that, he served as Vice President and Chief Financial Officer of Procera Networks, Inc., a networking equipment and software company, from May 2009 to June 2015, when it was acquired by an entity affiliated with Francisco Partners. Mr. Constanti continued to provide transition services until September 2015. From April 2005 to February 2007, Mr. Constanti served as Vice President and Chief Financial Officer of Netopia, Inc., a telecommunications equipment and software company which was acquired in February 2007 by Motorola, Inc., where he serves as Senior Finance Director until May 2009. Previously, Mr. Constanti held various senior finance positions at Quantum Corporation and Bank of America Corporation, and was an auditor with PricewaterhouseCoopers. Mr. Constanti is an inactive certified public accountant. Mr. Constanti received his B.S., magna cum laude, in accounting from Binghamton University.

Todd Whitson has served as our Chief Commercial Officer since April 2016. Prior to that, from August 2011 to April 2016, he served as Vice President of Commercial Operations of Ariosa Diagnostics, a company that provides non-invasive prenatal testing. Mr. Whitson served as Vice President of Oncology Sales for LabCorp from January 2011 until August 2011. From January 2008, Mr. Whitson held several senior sales positions with Genzyme Genetics. He held these positions with Genzyme Genetics until January 2011, when LabCorp acquired Genzyme Genetics. Prior to joining Genzyme Genetics, Mr. Whitson held District Sales Manager positions with Eli Lilly and then with Novartis. Mr. Whitson earned a B.A. in economics and psychology, cum laude, from Lafayette College and an M.A. in sports administration from the University of Richmond.

Anders Karlsson, M.B.A. has served as our Chief International Business Officer since April 2016. Prior to that, he served as the Chief Executive Officer of Allenex AB, a life sciences company that developed, manufactured, marketed and sold products for safer transplantation of blood stem cells and organs, since 2011. In April 2016, Allenex AB was acquired by us and continues operations as a wholly owned subsidiary. From 2009 to 2011, Mr. Karlsson served as the Chief Executive Officer of Olerup International AB, a global distributor of molecular diagnostic products and services. From 2008 to 2009, Mr. Karlsson served as the Chief Executive Officer of AbSorber AB, a biotech company that develops products for increasing the probability of transplantation success. Prior to that, Mr. Karlsson held positions of increasing responsibility at Novartis Pharmaceutical in Sweden, including Head of Sales, Head of Sales and Marketing, and Country President for Novartis Norway. Mr. Karlsson studied economics at University of Jönköping and marketing management at IHM Business School Linköping. Mr. Karlsson received his M.B.A. from the Henley Business School of the University of Reading, United Kingdom.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this proxy statement anyone who failed to file a timely required report during the most recent fiscal year. Based on our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2015, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Our named executive officers for 2015, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

•	Peter Maag, our President and Chief Executive Officer;

•	Ken Ludlum, our Former Chief Financial Officer and Senior Financial Advisor; and

•	John Sninsky, our Chief Scientific Officer.

Processes and Procedures for Compensation Decisions

Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. The salary and bonuses paid to our executive officers are reviewed annually by the compensation committee. Typically, our Chief Executive Officer makes recommendations to our compensation committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that the Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our compensation committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our Chief Executive Officer recuses himself from compensation committee and board discussions when his compensation is reviewed. Our compensation committee then reviews the recommendations and other data and makes decisions as to total compensation for each executive officer other than the Chief Executive Officer, as well as each individual compensation component. Our compensation committee makes recommendations to our board of directors regarding compensation for the Chief Executive Officer. The independent members of our board of directors make the final decisions regarding executive compensation for the Chief Executive Officer.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. Beginning in 2014, the compensation committee retained Radford Associates, a national compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Accordingly, Radford now serves at the discretion of our compensation committee. Our compensation committee engaged Radford to assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.

Summary Compensation Table

The following table provides information regarding the compensation awarded to, or earned by, our executive officers, including each of our named executive officers, during 2014 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)	Total ($)
Peter Maag,	2015	438,490	—	162,250	216,848	185,625	3,846	1,007,059
President and Chief Executive Officer	2014	370,735	—	—	535,180	176,904	—	1,082,819
Ken Ludlum,	2015	321,390	—	194,700	108,424	65,000	6,463	695,977
Former Chief Financial Officer and Senior Financial Advisor	2014	238,108	—	—	—	123,000	—	361,108
John Sninsky (4),	2015	327,033	—	—	203,295	125,766	6,522	662,615
Chief Scientific Officer	2014	—	—	—	—	—	—	—

(1)	The amounts in this column represent the fair value of the award computed as of the grant date of each stock award computed as of the grant date of each option award in accordance with FASB ASC Topic 718. Our assumptions with respect to the calculation of these values are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2015 filed with the SEC.
(2)	The amounts in this column represent the aggregate fair value of the award computed as of the grant date of each option award in accordance with FASB ASC Topic 718. Our assumptions with respect to the calculation of these values are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2015 filed with the SEC.
(3)	Represents amounts paid as a discretionary bonus to our executive officers, including our named executive officers, for their performance in 2015 as compared against the performance goals set in accordance with our Executive Incentive Compensation Plan.
(4)	Dr. Sninsky joined us in January of 2015. He did not receive compensation from us in fiscal year 2014.

Non-Equity Incentive Plan Compensation

Each of our named executive officers is eligible for cash annual incentive payments. For 2015, Dr. Maag had a target annual incentive of up to 55% of his base salary, as contractually set forth in his Chief Executive Employment Agreement described below. Each other named executive officer is eligible for a target annual incentive of 40% of his base salary.

Payment of an incentive is based on our performance against certain key performance indicators. For 2015, our key performance indicators included patients served, our profits, our partnering relationships, our pipeline, and our performance culture. We measure our actual performance against our budgeted goals, and then determine an incentive payout.

Employment Agreements for Named Executive Officers

Peter Maag

We entered into a Chief Executive Employment Agreement with Dr. Maag, dated September 19, 2012, under which Dr. Maag serves as our President and Chief Executive Officer. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. Dr. Maag’s current annual base salary is $450,000, and he is currently eligible for a target annual bonus of up to 55% of his base salary.

Ken Ludlum

We entered into an offer letter with Mr. Ludlum, dated March 18, 2014, under which Mr. Ludlum served as our Chief Financial Officer. The agreement provided for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. On April 6, 2015 Mr. Ludlum transitioned from his role as Chief Financial Officer of the Company to Senior Financial Advisor. During 2015, Mr. Ludlum’s annual base salary was $325,000.

John Sninsky

We entered into an offer letter with Dr. Sninsky, dated December 3, 2014, under which Dr. Sninsky serves as our Chief Scientific Officer. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. Dr. Sninsky’s current annual base salary is $325,000, and he is currently eligible for a target annual bonus of up to 40% of his base salary.

Potential Payments and Benefits upon Termination or Change of Control for Officers

Peter Maag

Pursuant to Dr. Maag’s Change of Control and Severance Agreement, dated May 1, 2014, if within two months prior to, or twelve months following a change of control, we or our successor terminate Dr. Maag’s employment without cause, Dr. Maag will be entitled to (a) twelve months’ severance, (b) acceleration of vesting equal to 100% of any unvested options, (c) a lump sum payment equal to Dr. Maag’s annual bonus, and (d) twelve months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Maag becomes covered under a similar plan of a new employer. Pursuant to the agreement, if we or a successor terminate

Dr. Maag’s employment without cause and such termination occurs outside of a change of control event, Dr. Maag will be entitled to (a) twelve months’ severance, and (b) twelve months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Maag becomes covered under a similar plan of a new employer.

Ken Ludlum

On April 22, 2016, the Company entered into a separation agreement with Mr. Ludlum (the “Separation Agreement”). Pursuant to the Separation Agreement, (i) Mr. Ludlum’s employment will terminate on June 1, 2016 (the “Separation Date”), (ii) Mr. Ludlum will remain on payroll at 100% of his current monthly salary (or, gross payment of $27,083.33) for each of April 2016 and May 2016 and (iii) Mr. Ludlum’s stock options and equity awards will cease vesting on the Separation Date.

John Sninsky

Pursuant to Dr. Sninsky’s Change of Control and Severance Agreement, dated April 18, 2016, if within two months prior to, or twelve months following a change of control, we or our successor terminate Dr. Sninsky’s employment without cause, Dr. Sninsky will be entitled to (a) twelve months’ severance, (b) acceleration of vesting equal to 100% of any unvested options, (c) a lump sum payment equal to Dr. Sninsky’s annual bonus and (d) twelve months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Sninsky becomes covered under a similar plan of a new employer. Pursuant to the agreement, if we or a successor terminate Dr. Sninsky’s employment without cause and such termination occurs outside of a change of control event, Dr. Sninsky will be entitled to (a) six months’ severance, and (b) six months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Sninsky’s becomes covered under a similar plan of a new employer.

For purposes of the change of control agreements, “cause” means generally:

•	executive’s material failure to perform his stated duties after a notice of failure and a cure period of ten days;

•	executive’s material violation of our policies or any written agreement or covenant with us;

•	executive’s conviction of, or entry of a plea of guilty or nolo contendere to, a felony;

•	a willful act by executive that constitutes gross misconduct and which is injurious to us;

•	executive’s commission of any act of fraud, embezzlement, dishonesty or any other willful misconduct that has caused or is reasonably expected to result in material injury to us;

•	the unauthorized use or disclosure by executive of any of our proprietary information or trade secrets or any other party to whom he owes an obligation of nondisclosure as a result of his relationship with us; or

•	executive’s willful failure to cooperate with an investigation by a governmental authority.

2016 Inducement Plan

On April 21, 2016, our Board, including our independent directors, adopted the Company’s 2016 Inducement Plan (the “Inducement Plan”), pursuant to which we may grant stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The Board adopted the Inducement Plan to accommodate equity grants to new employees hired by the Company in connection with the acquisition of Allenex AB. The Inducement Plan is subject to, and will be effective as of the date that the Listing of Additional Shares application is approved by NASDAQ. As of April 22, 2016, we had not granted any stock awards under the Inducement Plan.

The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2014 Equity Incentive Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan could only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules.

401(k) Plan

Our retirement plan, which we refer to as the 401(k) plan, is qualified under Section 401 of the Internal Revenue Code. Eligible employees, including all of our full-time employees, may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. Matching contributions may be made to the 401(k) plan at the discretion of our board. To date, we have not made any contributions to the 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our executive officers, including each of our named executive officers, as of December 31, 2015.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Peter Maag	10/17/12	(1)	160,920	29,018	0.548	10/17/22	—	—
	4/8/14	(2)	113,868	—	12.3985	4/8/24	—	—
	3/6/15	(3)	—	80,000	6.4900	3/6/2025	—	—
	3/6/15	(3)	—	—	—	—	25,000	160,000
Ken Ludlum	3/31/2014	(4)	75,949	—	12.40	3/31/2024	—	—
	3/6/2015	(3)	—	40,000	6.4900	3/6/2015	—	—
	3/6/2015	(3)	—	—	—	—	30,000	192,000
John Sninsky	1/23/2015	(5)	—	75,000	6.870	1/23/2025	—	—

(1)	Two forty-eighths of the total shares vest each month on the monthly anniversary of October 1, 2012 for twelve (12) months, and, thereafter, one thirty-sixth of the remaining shares vest in equal monthly installments, subject to executive’s continued employment on each applicable vesting date.
(2)	This stock option is subject to an early exercise provision and is immediately exercisable. One quarter of the total shares vest on the one year anniversary of April 7, 2015, and, thereafter, one forty-eighth of the total shares vest in equal monthly installments, subject to executive’s continued employment on each applicable vesting date.
(3)	Full grant amount is unvested as of December 31, 2015. One quarter of the total shares vest on January 21, 2016, and, thereafter, one forty eighth of the shares subject to the option vest each month thereafter, subject to executive’s continued employment on each applicable vesting date.
(4)	This stock option is subject to an early exercise provision and is immediately exercisable. One quarter of the total shares vest on March 24, 2015, and, thereafter one forty-eighth of the shares subject to the option vest each month.
(5)	Full grant amount is unvested as of December 31, 2015. One quarter of the total shares vest on January 5, 2016, and one forty-eighth of the shares subject to the option vest each month thereafter, subject to executive’s continued employment on each applicable vesting date.

DIRECTOR COMPENSATION

Directors who are employees do not receive any additional compensation for their service on our board of directors. We reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board of directors and committee meetings. In 2015, certain of our non-employee directors received cash compensation and options to purchase shares of our common stock pursuant to our 2014 Equity Incentive Plan as set forth below.

Our non-employee directors received an annual retainer of $30,000 for their service on our board of directors and any committee thereof. Members of our audit committee, compensation committee, nominating and corporate governance committee, and science and technology committee, other than the chair of each such committee, received an additional annual retainer of $10,000, $6,000, $4,000 and $4,000, respectively. The chair of our audit committee, compensation committee, nominating and corporate governance, and science and technology committee each received an additional annual retainer of $20,000, $12,000, $8,000 and $8,000, respectively. Additionally, the individual acting as Chairman of the Board received an additional annual retainer of $65,000. All annual retainers were paid quarterly and pro-rated for partial service in any year. Two-thirds of each non-employee director’s retainer was paid in the form of common stock of the Company, the remaining one-third was paid in cash. At the individual’s election each quarter, each non-employee director was permitted to elect to receive 100% of their retainer in the form of common stock of the Company. We will also continue to reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board of directors and committee meetings in accordance with our travel policy.

In addition, nondiscretionary, automatic grants of nonstatutory stock options will be made to our non-employee directors. Any non-employee director who first joins our board of directors on or after the effective date of our 2014 Equity Incentive Plan will be automatically granted an initial stock option to purchase 10,948 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. The options will vest and become exercisable in equal monthly installments beginning with the first monthly anniversary after the grant date over the following three years. On the first business day after each annual meeting of our stockholders, each non-employee director who continues to serve on our board of directors will be automatically granted an option to purchase an additional 5,255 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant. Each of these options will vest and become exercisable in equal monthly installments beginning with the first monthly anniversary after the grant date over the following one year. The vesting of the options described above will accelerate in full upon a “change in control” as defined in our 2014 Equity Incentive Plan.

The following table sets forth the compensation accrued or paid by us to certain non-employee directors during the year ended December 31, 2015, for service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Michael D. Goldberg	27,750	81,465	6,233	115,448
Brook Byers	—	44,007	6,233	50,240
Ralph Snyderman	—	42,323	6,233	48,556
Fred E. Cohen	10,212	29,704	6,233	46,149
George W. Bickerstaff, III	16,667	31,886	6,233	54,785
William A. Hagstrom	7,777	25,600	35,866	69,243

(1)	The amounts in this column represent the fair value of common stock granted in lieu of cash retainers pursuant to our outside director compensation plan. Amounts represent the aggregate fair value of the stock awards computed as of the grant date of each stock award in accordance with FASB ASC Topic 718. Our assumptions with respect to the calculation of these values are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2015 filed with the SEC.
(2)	Amounts represent the aggregate fair value of the option awards computed as of the grant date of each option award in accordance with FASB ASC Topic 718. Our assumptions with respect to the calculation of these values are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2015 filed with the SEC. There can be no assurance that option awards will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the fair value as computed in accordance with FASB ASC Topic 718.

The aggregate number of shares subject to outstanding stock awards and stock option awards for each of our non-employee directors as of December 31, 2015 was:

Name	Aggregate Number of Stock Awards (#)	Aggregate Number of Options Awards (#)
Michael D. Goldberg (1)	38,357	136,421
Brook Byers (2)	15,455	21,458
Ralph Snyderman (3)	18,934	36,056
Fred E. Cohen (4)	5,111	21,458
George W. Bickerstaff, III (5)	6,752	21,458
William A. Hagstrom (6)	2,572	16,203

(1)	As of December 31, 2015, Mr. Goldberg held (i) an option grant to purchase 64,525 shares, 1/8th of the shares subject to the option shall vest on October 31, 2011, and 1/48th of the shares subject to the option shall vest each month thereafter, (ii) an option grant to purchase 61,386 shares, 1/4th of the shares subject to the option shall vest on April 7, 2015, and 1/48th of the shares subject to the option shall vest each month thereafter, (iii) option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of July 21, 2014, and (iv) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of June 17, 2015.
(2)	As of December 31, 2015, Mr. Byers held (i) an option grant to purchase 10,948 shares, 1/36th of the shares subject to the option shall vest each month commencing on the one month anniversary of April 15, 2014, (ii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on July 21, 2014, and (iii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of June 17, 2015.
(3)

As of December 31, 2015, Dr. Snyderman held (i) an option grant to purchase 14,598 shares, 1/48th of the shares subject to the option shall vest each month commencing on the one month anniversary of April 11, 2009, (ii) an option grant to purchase 10,948 shares, 1/36th of the shares subject to the option shall vest each month commencing on the one month anniversary of April 15, 2014, (iii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of July 21, 2014, and (iv) option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of June 17, 2015.
(4)	As of December 31, 2015, Dr. Cohen held (i) an option grant to purchase 10,948 shares, 1/36th of the shares subject to the option shall vest each month commencing on the one month anniversary of July 19, 2014, (ii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on July 21, 2014, and (iii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of June 17, 2015.
(5)	As of December 31, 2015, Mr. Bickerstaff held (i) an option grant to purchase 10,948 shares, 1/36th of the shares subject to the option shall vest each month commencing on the one month anniversary of July 19, 2014, (ii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on July 21, 2014, and (iii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of June 17, 2015.
(6)	As of December 31, 2015, Mr. Hagstrom held (i) an option grant to purchase 10,948 shares, 1/36th of the shares subject to the option shall vest each month commencing on the one month anniversary of March 2, 2015, and (ii) an option grant to purchase 5,255 shares, 1/12th of the shares subject to the option shall vest each month commencing on the one month anniversary of June 17, 2015.

Compensation Committee Interlocks and Insider Participation

In the past three years, none of the members of our compensation committee is or has in the past served as an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee, or other board committee performing equivalent functions, of any entity that has one or more executive officers serving on our compensation committee or our board of directors.

Compensation Committee Report

The information contained in the following Compensation Committee Report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

The compensation committee has reviewed and discussed the foregoing “Executive Compensation” section of this proxy statement with management. Based on this review and discussion, the compensation committee recommended to our board of directors that such information be included in this proxy statement.

Respectfully submitted by the members of the compensation committee of the board of directors:

Brook Byers (Chair)
Michael D. Goldberg
Dr. Fred E. Cohen, MD, DPhil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2016 for:

•	each of our directors and nominees for director;

•	each of our named executive officers;

•	all of our current directors and executive officers as a group; and

•	each person or group who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 13,960,762 shares of our common stock outstanding as of April 15, 2016. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 15, 2016, or issuable pursuant to restricted stock units that are subject to vesting conditions expected to occur within 60 days of April 15, 2016, to be outstanding and to be beneficially owned by the person holding the stock option or restricted stock units for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o CareDx, Inc., 3260 Bayshore Blvd., Brisbane, CA 94005.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Gagnon Securities LLC (1)	2,402,279	16.48%
Entities affiliated with KPCB (2)	799,408	5.73%
Entities affiliated with TPG Group Holdings (SBS) Advisors, Inc. (3)	1,075,090	7.70%
Entities affiliated with Industry Ventures Healthcare, LLC (4)	704,755	5.05%
Paragon Associates and Paragon Associates II Joint Venture (5)	722,969	5.18%
Directors and Named Executive Officers:
Peter Maag (6)	400,753	2.81%
Ken Ludlum (7)	163,127	1.16%
John Sninsky (8)	40,562	*
George W. Bickerstaff, III (9)	27,584	*
Brook Byers (10)	836,896	5.99%
Fred E. Cohen (11)	26,575	*
Michael D. Goldberg (12)	184,859	1.31%
William A. Hagstrom (13)	15,740	*
Ralph Snyderman (14)	67,243	*
All current directors and executive officers as a group (17 persons)	1,978,574	13.33%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)

Consists of 102,106 shares of common stock which were purchased pursuant to a securities purchase agreement entered into in connection with the Company’s private investment in public equity financing on April 14, 2016 (the “PIPE Financing”) and based on information reported on a Schedule 13G/A filed with the SEC on February 11, 2016, the 4,336,930 shares of common stock reported by Neil Gagnon consist of

(i) 676,968 shares of common stock held by Gagnon Advisors, LLC, (ii) 1,359,789 shares of common stock held by Gagnon Securities LLC, and (iii) 2,300,173 shares of common stock held by Neil Gagnon. Mr. Gagnon is the managing member and principal owner of Gagnon Securities LLC (“GS”), an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a registered broker-dealer, in its role as investment manager to several customer accounts, foundations, partnerships and trusts (collectively, the “Accounts”) to which it furnishes investment advice. Mr. Gagnon and GS may be deemed to share voting power with respect to 1,272,243 shares of Common Stock held in the Accounts and dispositive power with respect to 1,359,789 shares of Common Stock held in the Accounts. Mr. Gagnon is also the Chief Executive Officer of Gagnon Advisors, LLC (“Gagnon Advisors”), an investment adviser registered with the SEC under the Advisers Act. Mr. Gagnon and Gagnon Advisors, in its role as investment manager to Gagnon Investment Associates, LLC (“GIA”), a private investment fund, may be deemed to share voting and dispositive power with respect to the 676,968 shares of the Issuer’s Common Stock held by GIA. The address for each of these stockholders is 1370 Ave. of the Americas, Suite 2400, New York, NY 10019.
(2)	Based on information contained in a Schedule 13G filed with the SEC on February 17, 2015, this consists of (i) 777,601 are directly owned by KPCB X-A (of which 46,910 shares are issuable upon exercise of warrants) and (ii) 21,807 are directly owned by KPCB X-B (of which 1,323 shares are issuable upon exercise of warrants). KPCB X Associates is the general partner of KPCB X-A and KPCB X-B. The address for each of these entities is c/o Kleiner Perkins Caufield & Byers, 2750 Sand Hill Road, Menlo Park, California 94025.
(3)	Based on information reported on a Schedule 13G filed with the SEC on February 13, 2015, this represents (i) 595,665 shares of common stock held by TPG Biotechnology Partners, L.P. (“TPG Biotech”), (ii) 258,189 shares of common stock held by TPG Ventures, L.P. (“TPG Ventures”), (iii) 164,113 shares of common stock held by TPG Biotech Reinvest AIV, L.P. (“TPG Biotech Reinvest”), and (iv) 57,123 shares of common stock held by TPG Ventures Reinvest AIV, L.P. (“TPG Ventures Reinvest” and, together with TPG Biotech, TPG Ventures and TPG Biotech Reinvest, the “TPG Funds”). Group Advisors is the general partner of TPG Group Holdings (SBS), L.P., which is the sole member of TPG Holdings I-A, LLC, which is the general partner of TPG Holdings I, L.P., which is the sole member of each of (i) TPG Biotechnology GenPar Advisors, LLC, which is the general partner of TPG Biotechnology GenPar, L.P. (“TPG Biotech GenPar”) and (ii) TPG Ventures GenPar Advisors, LLC, a Delaware limited liability company, which is the general partner of TPG Ventures GenPar, L.P. (“TPG Ventures GenPar”). TPG Biotech GenPar is the general partner of each of (i) TPG Biotechnology Partners, L.P., a Delaware limited partnership (“TPG Biotech”) and (ii) TPG Biotech Reinvest AIV, L.P. (“TPG Biotech Reinvest”). TPG Ventures GenPar, is the general partner of each of (i) TPG Ventures, L.P. (“TPG Ventures”) and (ii) TPG Ventures Reinvest AIV, L.P. (“TPG Ventures Reinvest” and, together with TPG Biotech, TPG Biotech Reinvest and TPG Ventures, the “TPG Funds”). David Bonderman and James G. Coulter are officers and sole shareholders of TPG Group Holdings (SBS) Advisors, Inc. and therefore may be deemed to be the beneficial owners of the securities held by the TPG Funds. Messrs. Bonderman and Coulter disclaim beneficial ownership of the securities held by the TPG Funds except to the extent of their pecuniary interest therein. The address of each of the TPG Funds, TPG Group Holdings (SBS) Advisors, Inc. and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(4)	Consists of 62,656 shares of common stock which were purchased in our PIPE Financing and based on information reported on a Schedule 13G filed with the SEC on February 12, 2016, this represents 642,099 shares of common stock directly held by Industry Ventures Healthcare, LLC (“IV Healthcare”). Johan Swildens (“Swildens”) is the sole Managing Member of Industry Ventures Management VII, LLC (“IV Management”), which is the sole Manager of IV Healthcare. Each of Swildens and IV Management may be deemed to share voting and dispositive power over the shares held by IV Healthcare. The address for this stockholder is 30 Hotaling Place, San Francisco, CA 94111.
(5)	Consists of 70,000 shares of common stock which were purchased in our PIPE Financing by Paragon Associates and Paragon Associates II Joint Venture (“Paragon JV”) and based on information reported on a Schedule 13D filed with the SEC on November 25, 2015, this represents 652,969 shares of common stock held by Paragon JV. The common stock was purchased by Bradbury Dyer III (“Mr. Dyer”) for the account of Paragon JV on behalf of Paragon Associates, Ltd. (“Paragon”), Paragon Associates II, Ltd. (“Paragon II”), and Paragon Associates III, Ltd. (“Paragon III”). Paragon JV Partners, LLC (“Paragon GP”) serves as the general partner of each of Paragon, Paragon II, and Paragon II and the investment advisor of Paragon JV and may direct the vote and disposition of the 652,969 shares of common stock held by Paragon JV. As the sole and managing member of Paragon GP, Mr. Dyer may direct Paragon GP to direct, and, as the authorized agent to Paragon JV, may direct the vote and disposition of the 652,969 shares of common stock held by Paragon JV. (The address for each of these stockholders is 500 Crescent Court, Suite 260, Dallas, Texas 75201.

(6)	Represents 82,500 shares of common stock held by Dr. Maag and 318,253 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.
(7)	Represents 55,500 shares of common stock held by Mr. Ludlum and 107,627 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.
(8)	Represents 14,000 shares of common stock held by Dr. Sninsky and 26,552 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.
(9)	Represents 9,910 shares of common stock held by Mr. Bickerstaff and 17,674 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.
(10)	Consists of the shares listed in footnote (2) above which are held of record by KPCB Holdings, Inc. as nominee, 19,814 shares of common stock held by Mr. Byers and 17,674 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.
(11)	Represents 8,901 shares of common stock held by Dr. Cohen and 17,674 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016. Dr. Cohen, a member of our board of directors, is a TPG Partner. Dr. Cohen has no voting or investment power over and disclaims beneficial ownership of the securities held by the TPG Funds. Dr. Cohen’s business address is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(12)	Represents 48,876 shares of common stock held by Mr. Goldberg and 135,983 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.
(13)	Represents 6,362 shares of common stock held by Mr. Hagstrom and 9,378 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.
(14)	Represents 23,293 shares of common stock held by Dr. Snyderman and 43,950 shares subject to options that are immediately exercisable or exercisable within 60 days of April 15, 2016.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (2)	1,577,317	$6.87	510,892
Equity compensation plans not approved by stockholders (3)	—	—	—
Total	1,577,317	$6.87	510,892

(1)	The weighted average exercise price is calculated based solely on outstanding stock options and warrants.
(2)	Includes the following plans: CareDx, Inc. 1998 Equity Incentive Plan, CareDx, Inc. 2008 Equity Incentive Plan, ImmuMetrix 2013 Equity Incentive Plan, CareDx, Inc. 2014 Equity Incentive Plan (“2014 Plan”) and CareDx, Inc. 2014 Employee Stock Purchase Plan (“ESPP”). Our 2014 Plan provides that on the first day of each fiscal year beginning in 2015, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 357,075 shares of common stock, (ii) four percent (4.0%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as may be determined by our board of directors. Our ESPP provides that on the first day of each fiscal year beginning in 2015, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 133,900 shares of common stock, (ii) one and one-half percent (1.5%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as may be determined by our board of directors. On January 1, 2016, the number of shares available for issuance under our 2014 Plan and our ESPP increased by 357,075 shares and 133,900 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.
(3)	Excludes 155,500 shares of common stock issuable under the Inducement plan adopted by our Board on April 21, 2016 pursuant to the NASDAQ Listing Rule 5635(c)(4).

Potential Payments Upon Termination or Change in Control Agreements

See “Executive Compensation—Potential Payments and Benefits upon Termination or Change of Control for Officers” described above for further discussion of these arrangements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Other than as described below, there has not been, nor is there any currently proposed, transactions or series of similar transactions to which we have been or will be a party.

Financial Advisors and Placement Agents Agreements

We entered into financial advisors and placement agents agreements (the “Agreements”) with M.M. Dillon & Co., LLC (“MMD”), an investment banking firm, Brookline Group LLC (“Brookline”), a consulting firm, and Leerink Partners LLC (collectively, the “Advisors”) to act as our lead financial advisors and placement agents in connection with a private equity placement of Common Stock (the “Private Placement”) and the execution of any such Private Placement that we may choose to pursue. George W. Bickerstaff, III, a member of our board of directors, is the managing director of MMD.

On April 12, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors named therein and the Private Placement was consummated on April 14, 2016. In connection with the consummation of the Private Placement, we agreed to pay MMD and Brookline a placement fee (the “Placement Fee”) in cash equal to three and one-half percent (3.5%) of the aggregate gross proceeds from securities sold in the Private Placement, including (i) proceeds funded under a financing commitment arranged in the Private Placement and (ii) any follow-on investment by the new investor(s) for a period of three (3) months following the closing of the Private Placement. The Placement Fee will be reduced by fifty percent (50%) for any funds received from our or Allenex AB’s current major stockholders. Pursuant to the Agreements, we paid the Advisors an aggregate of $1,093,573.

Pursuant to the Agreements, each of MMD and Brookline received warrants (the “Placement Agent Warrants”) to purchase an aggregate of 100,000 shares of the Company’s stock. The Placement Agent Warrants have an exercise price equal to $3.99 and contain terms customarily included in warrants of similar type. We have also agreed to bear all expenses in connection with the Advisors’ services to be provided under the Agreements, including and without limitation, certain out-of-pocket expenses incurred by Advisors and their counsel, counsel and accounting fees and roadshow expenses, if any.

We believe that we entered into the transaction described above on terms no less favorable to us than we could have obtained from an unaffiliated third party.

Private Investment in Public Equity Financing

On April 12, 2016, we entered into the Purchase Agreement in connection with the sale and issuance of units (“Units”) in the Private Placement, each comprised of common stock, preferred stock and warrants, to certain private investors, including our 5% stockholders and persons or entities associated with them. Specifically, each Unit is comprised of: (i) one share of common stock of the Company, par value $0.001 per share (the “Common Stock”); (ii) five shares of Series A Mandatorily Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Preferred”); and (iii) three warrants (the “Common Warrants”), each to purchase one share of Common Stock upon exercise of such Warrants, at a purchase price of $23.94 per Unit (the equivalent of $3.99 per share of Common Stock, assuming conversion of the Series A Preferred).

The following table summarizes the purchases on April 14, 2016 of our securities by our 5% stockholders:

Stockholder	Aggregate number of shares of Common Stock purchased	Aggregate number of shares of Preferred Stock purchased	Aggregate number of Warrant shares purchased	Aggregate number of Units purchased	Aggregate purchase price ($)
Persons and Entities affiliated with Gagnon Securities LLC (1)	102,106	510,530	306,318	102,106	$2,444,17.64
Paragon Associates and Paragon Associates II Joint Venture	70,000	350,000	210,000	70,000	$1,675,800.00
Entities affiliated with Industry Ventures Healthcare, LLC (2)	62,656	313,280	187,968	62,656	$1,499,984.64

(1)	The purchasers were (a) Darwin Partnership, which purchased an aggregate value of $10,7179.38, (b) Gagnon Family Partnership, which purchased an aggregate value of $115,318.98, (c) Neil Gagnon, who purchased an aggregate value of $432,547.92, (d) Lois Gagnon, who purchased an aggregate value of $307,006.56, (e) Gagnon Investment Associates Master Fund, which purchased an aggregate value of $1,099,229.04, (f) Gagnon Securities LLC P/S Plan, which purchased an aggregate value of $9,360.54, (g) Henry Beinstein, who purchased an aggregate value of $124,990.74, (h) each of Debra Beinstein, David Beinstein and Stanley Beinstein, who purchased an aggregate value of $49,986.72, respectively, (i) Brian Gagnon, who purchased an aggregate value of $45,055.08, (j) Gagnon Securities Profit Sharing Plan, which purchased an aggregate value of $28,799.82 and (k) Henry Beinstein & Phyllis Beinstein JTWROS, which purchased an aggregate value of $24,969.42.
(2)	The purchaser was Industry Ventures Management VII, LLC, the sole Manager of Industry Ventures Healthcare, LLC.

We entered into a voting agreement (the “Voting Agreement”) with certain stockholders (the “Stockholders”) representing a majority of our outstanding Common Stock, pursuant to which each Stockholder agreed to vote certain of its shares of Common Stock in favor of the issuance of Units under the Private Placement. The Voting Agreement limits the ability of each Stockholder to sell or otherwise transfer the shares of Common Stock it beneficially owns. The Voting Agreement terminates upon the earliest (i) the date upon which the stockholder approval is obtained, (ii) the termination of the Purchase Agreement in accordance with its terms, and (iii) June 30, 2016.

We entered into commitment agreements (the “Commitment Agreements”) with certain stockholders of the Company, pursuant to which each stockholder committed to investing in a subsequent financing and purchasing an aggregate amount of $8 million worth of Units. The subsequent financing will be conducted no later than July 16, 2016, and on substantially the same terms as the Purchase Agreement, and the obligation to invest under the Commitment Agreements is subject to certain conditions.

Investors’ Rights Agreement

We are party to an investors’ rights agreement which provides, among other things, that certain holders of our common stock have the right to demand that we file a registration statement or request that their shares of our common stock be covered by a registration statement that we are otherwise filing.

Severance and Change in Control Agreements

See “Executive Compensation—Potential Payments and Benefits upon Termination or Change of Control for Officers” described above for further discussion of these arrangements.

Offer Letters

See “Executive Compensation—Employment Agreements for Executive Officers” described above for further discussion of these arrangements.

Indemnification Agreements

We have also entered into indemnification agreements with our directors and certain of our executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our audit committee has adopted a formal written policy providing that our audit committee is responsible for reviewing “related party transactions,” which are transactions (i) in which we were, are or will be a participant, (ii) in which the aggregate amount involved exceeds or may be expected to exceed $120,000, and (iii) in which a related person had, has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, nominee for director, executive officer, or greater than 5% beneficial owner of our common stock and their immediate family members, any entity in which such person is employed or is a general partner or principal and any entity where such person has a 5% or greater beneficial ownership interest. Under this policy, all related party transactions may be consummated or continued only if approved or ratified by our audit committee. In determining whether to approve or ratify any such proposal, our audit committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and (ii) the extent of the related party’s interest in the transaction. The policy grants standing pre-approval of certain transactions, including (i) certain compensation arrangements of executive officers, (ii) certain director compensation arrangements, (iii) transactions with another company at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 5% of that company’s shares, (iv) transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and (v) transactions available to all U.S. employees generally.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP (“EY”) for our fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees (1)	$1,255,000	$1,987,635
Audit-Related Fees (2)	$10,800	—
Tax Fees (3)	—	—
All Other Fees (4)	$1,995	—

	$1,267,795	$1,987,635

(1)	“Audit Fees” of Ernst & Young LLP for 2015 and 2014 were for professional services associated with the annual audit of our financial statements, the reviews of our interim financial statements, the issuance of consents and comfort letters in connection with registration statement filings with the SEC, and review services related to regulatory filings for the acquisition of Allenex AB.
(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In 2015, this fee included a review for the implementation plan of new accounting software.
(3)	No tax services were provided in 2015 and 2014.
(4)	“All Other Fees” include any fees billed that are not audit, audit related or tax fees. In 2015, this fee included a license to an accounting research database.

Auditor Independence

In 2015, there were no other professional services provided by EY that would have required our audit committee to consider their compatibility with maintaining the independence of EY.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. In the years ended December 31, 2015 and 2014, services and related fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” that were billed by Ernst & Young LLP were approved by the audit committee in accordance with SEC requirements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment on Form 10-K/A or as part of the Original Filing with the Securities and Exchange Commission on March 29, 2016:

1.	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Financial Statements” of CareDx, Inc. in Part II, Item 8 of the registrant’s Original Filing filed with the Securities and Exchange Commission on March 29, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREDX, INC.

By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2016

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

Signature	Title	Date

/s/ Peter Maag	Chief Executive Officer, President and Director (Principal Executive Officer)	April 25, 2016
Peter Maag

/s/ Charles Constanti	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2016
Charles Constanti

/s/ Michael Goldberg	Director	April 25, 2016
Michael Goldberg

/s/ George W. Bickerstaff	Director	April 25, 2016
George W. Bickerstaff

/s/ Brook Byers	Director	April 25, 2016
Brook Byers

/s/ Fred E. Cohen	Director	April 25, 2016
Fred E. Cohen

/s/ Ralph Snyderman	Director	April 25, 2016
Ralph Snyderman

/s/ William Hagstrom	Director	April 25, 2016
William Hagstrom

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated May 17, 2014, by and between Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.1	07/15/2015

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 9, 2014, by and between the Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.2	06/25/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	08/28/2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36536	3.4	08/28/2014

3.3	Certificate of Designation of the Preferences, Rights and Limitations of the Series A Mandatorily Convertible Preferred Stock, dated April 13, 2016.	8-K	001-36536	3.1	04/14/2016

4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	03/31/2015

4.2	Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.	10-K	001-36536	4.2	03/31/2015

4.3#	1998 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.2	06/03/2014

4.4#	2008 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.3	06/03/2014

4.5#	2014 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-197493	4.4	07/18/2014

4.6#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	07/18/2014

4.7#	ImmuMetrix, Inc. 2013 Equity Incentive Plan	S-1	333-196494	10.19	06/03/2014

10.1#	Chief Executive Employment Agreement, dated September 19, 2012, by and between the Registrant and Peter Maag.	S-1	333-196494	10.6	06/03/2014

10.2#	Offer Letter, dated July 31, 2006, by and between the Registrant and James Yee.	S-1	333-196494	10.7	06/03/2014

10.3#	Offer Letter, dated July 19, 2010, by and between the Registrant and Matthew Meyer.	S-1	333-196494	10.8	06/03/2014

10.4#	Offer Letter, dated March 18, 2014, by and between the Registrant and Ken Ludlum.	S-1	333-196494	10.9	06/03/2014

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.5#	Offer Letter, dated November 21, 2006, by and between the Registrant and Mitchell Nelles.	S-1	333-196494	10.10	06/03/2014

10.6#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	06/03/2014

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	06/03/2014

10.8	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	06/03/2014

10.9†	PCR Patent License Agreement, dated November 16, 2004, by and between the Registrant and Roche Molecular Systems, Inc., and amendments thereto.	S-1	333-196494	10.14	06/03/2014

10.10†	Distribution and Licensing Agreement, dated June 20, 2013, by and between the Registrant and Diaxonhit SA.	S-1/A	333-196494	10.15	06/25/2014

10.11†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	S-1/A	333-196494	10.17	07/15/2014

10.12†	Settlement Agreement and Mutual Release, dated September 11, 2014, by and between the Registrant and Roche Molecular Systems, Inc.	10-Q	001-36536	10.14.1	11/14/2014

10.13	Loan and Security Agreement, dated as of January 30, 2015, by and between CareDx, Inc. and East West Bank.	8-K	001-36536	10.1	02/04/2015

10.14#	Offer Letter, dated April 8, 2014, by and between the Registrant and George Bickerstaff.	10-K	001-36536	10.14	03/31/2015

10.15#	Offer Letter, dated October 18, 2011, by and between the Registrant and Michael Goldberg.	10-K	001-36536	4.1	03/31/2015

10.16#	Offer Letter, dated December 3, 2014, by and between the Registrant and John Sninsky.	10-K	001-36536	4.1	03/31/2015

10.17#	Offer Letter, dated April 6, 2016 by and between the Registrant and Charles Constanti.	8-K	001-36536	10.1	04/07/2016

10.18#	Outside Director Compensation Policy.	10-K	001-36536	4.1	03/31/2015

10.19#	Executive Incentive Compensation Plan.	10-K	001-36536	4.1	03/31/2015

10.20	Controlled Equity Offering Sales Agreement, dated August 10, 2015, by and between the registrant and Cantor Fitzgerald & Co.	S-3	333-206277	1.2	08/10/2015

10.21	Conditional Share Purchase Agreement between CareDx and Midroc Invest AB, dated as of December 16, 2015.	8-K	001-36536	99.1	12/22/2015

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.22	Conditional Share Purchase Agreement between CareDx and FastPartner AB, dated as of December 16, 2015.	8-K	001-36536	99.2	12/22/2015

10.23	Conditional Share Purchase Agreement between CareDx and Xenella Holding AB, dated as of December 16, 2015.	8-K	001-36536	99.3	12/22/2015

10.24	Amendment to Conditional Share Purchase Agreement between CareDx and Midroc Invest AB, dated as of February 8, 2016.	8-K	001-36536	99.1	02/12/2016

10.25	Amendment to Conditional Share Purchase Agreement between CareDx and FastPartner AB, dated as of February 8, 2016.	8-K	001-36536	99.2	02/12/2016

10.26	Amendment to Conditional Share Purchase Agreement between CareDx and Xenella Holding AB, dated February 8, 2016.	8-K	001-36536	99.3	02/12/2016

10.27	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	8-K	001-36536	99.3	02/12/2016

10.28	Form of Securities Purchase Agreement	8-K	001-36536	10.1	04/14/2016

10.29	Form of Voting Agreement	8-K	001-36536	10.2	04/14/2016

10.30	Form of Warrant	8-K	001-36536	10.3	04/14/2016

10.31	Separation Agreement, dated April 22, 2016 By and between CareDx and Ken Ludlum	8-K	001-36536	10.1	04/22/2016

10.32*	Offer Letter, dated February 29, 2016 by and between the Registrant and Todd Whitson

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-36536	23.1	03/29/2016

24.1*	Power of Attorney (see page 29 of this Amendment No. 1 to Annual Report on Form 10-K).

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).	10-K	001-36536	32.1	03/29/2016

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document	10-K	001-36536	101.INS	03/29/2016

101.SCH	XBRL Taxonomy Extension Schema	10-K	001-36536	101.SCH	03/29/2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	10-K	001-36536	101.CAL	03/29/2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	001-36536	101.DEF	03/29/2016

101.LAB	XBRL Taxonomy Extension Label Linkbase	10-K	001-36536	101.LAB	03/29/2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	10-K	001-36536	101.PRE	03/29/2016

†	Confidential treatment has been granted with respect to certain portions of this Exhibit.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.