Form 10-K/A
period 2015-12-31
CareDx, Inc.
filed 2016-10-27
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

Explanatory Note

CareDx, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), as amended by Amendment No. 1 to the Annual Report filed with the Securities and Exchange Commission on April 25, 2016 (“Amendment No. 1”), to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-K.

This Amendment No. 2 should be read in conjunction with the Original Form 10-K and Amendment No. 1, which continue to speak as of the date of the Original Form 10-K. Other than as specifically set forth herein, this Amendment No. 2 does not modify or update disclosures in the Original Form 10-K or Amendment No. 1. Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K or the filing of Amendment No. 1 or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC. (Registrant)

Date: October 26, 2016	By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Charles Constanti
Charles Constanti
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.