Form 10-Q/A
period 2016-03-31
CareDx, Inc.
filed 2016-10-27
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

CareDx, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Form 10-Q for the quarter ended March 31, 2016 (the “Original Form 10-Q”) to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

This Amendment should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date thereof. Other than as specifically set forth herein, this Amendment does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

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