Form 10-Q/A
period 2016-06-30
CareDx, Inc.
filed 2016-10-27
CIK 1217234

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

Explanatory Note

CareDx, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Form 10-Q for the quarter ended June 30, 2016 (the “Original Form 10-Q”) to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

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