Form 10-Q
period 2016-09-30
CareDx, Inc.
filed 2016-11-15
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

There were 21,277,644 shares of the registrant’s Common Stock issued and outstanding as of November 10, 2016.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2016	December 31, 2015
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$22,265	$29,888
Accounts receivable	4,568	2,367
Inventory	7,444	766
Prepaid and other assets	846	1,341
Total current assets	35,123	34,362
Property and equipment, net	3,305	2,425
Intangible assets, net	35,444	6,650
Goodwill	28,047	12,005
Restricted cash	143	147
Other noncurrent assets	30	49
Total assets	$102,092	$55,638
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,464	$1,644
Accrued payroll liabilities	3,725	2,366
Accrued and other liabilities	8,204	2,892
Accrued royalties	310	242
Deferred revenue	58	142
Deferred purchase consideration	5,942	—
Current portion of long-term debt	17,902	2,866
Total current liabilities	39,605	10,152
Deferred rent, net of current portion	1,190	1,426
Deferred revenue, net of current portion	744	703
Deferred tax liability	6,896	—
Long-term debt, net of current portion	8,496	12,887
Contingent consideration	526	948
Common stock warrant liability	6,736	—
Other liabilities	1,119	28
Total liabilities	65,312	26,144
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; 21,226,343 shares and 11,902,346 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	21	12
Additional paid-in capital	235,087	202,564
Accumulated other comprehensive loss	(1,831)	—
Accumulated deficit	(197,071)	(173,082)
Total CareDx, Inc. stockholders' equity	36,206	29,494
Noncontrolling interest	574	—
Total stockholders’ equity	36,780	29,494
Total liabilities and stockholders’ equity	$102,092	$55,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Testing revenue	$8,613	$7,007	$22,317	$21,147
Product revenue	3,754	—	7,228	—
Collaboration, license and other revenue	108	144	226	349
Total revenue	12,475	7,151	29,771	21,496
Operating expenses:
Cost of testing	2,604	2,568	8,228	7,786
Cost of product	3,355	—	6,411	—
Research and development	2,930	2,698	9,231	6,629
Sales and marketing	3,451	2,062	8,544	6,453
General and administrative	5,180	3,361	16,250	8,553
Change in estimated fair value of contingent consideration	(112)	(345)	(422)	(456)
Total operating expenses	17,408	10,344	48,242	28,965
Loss from operations	(4,933)	(3,193)	(18,471)	(7,469)
Interest expense	(568)	(251)	(1,351)	(1,334)
Other expense	(133)	(45)	(3,334)	(142)
Change in estimated fair value of common stock warrant liability	1,386	—	(1,779)	—
Loss before income taxes	(4,248)	(3,489)	(24,935)	(8,945)
Income tax benefit	449	—	888	—
Net loss	(3,799)	(3,489)	(24,047)	(8,945)
Net loss attributable to noncontrolling interest	35	—	58	—
Net loss attributable to CareDx, Inc.	$(3,764)	$(3,489)	$(23,989)	$(8,945)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.20)	$(0.29)	$(1.61)	$(0.76)
Diluted	$(0.26)	$(0.29)	$(1.61)	$(0.76)
Weighted average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	19,098,626	11,890,057	14,894,218	11,846,921
Diluted	19,481,424	11,890,057	14,894,218	11,846,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(3,799)	$(3,489)	$(24,047)	$(8,945)
Other comprehensive loss:
Foreign currency translation adjustments	(423)	—	(1,831)	—
Net Comprehensive loss	(4,222)	(3,489)	(25,878)	(8,945)
Comprehensive loss attributable to noncontrolling interest	35	—	58	—
Comprehensive loss attributable to CareDx, Inc.	$(4,187)	$(3,489)	$(25,820)	$(8,945)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(24,047)	$(8,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,195	575
Amortization of inventory fair market value adjustment	2,738	—
Stock-based compensation	1,511	1,028
Amortization of deferred revenue	(43)	(115)
Amortization of debt discount and noncash interest expense	354	204
Revaluation of contingent consideration to estimated fair value	(422)	(456)
Revaluation of common stock warrant liability to estimated fair value	1,779	—
Changes in operating assets and liabilities:
Accounts receivable	(690)	446
Inventory	325	(129)
Prepaid and other assets	1,290	(393)
Accounts payable	(990)	791
Accrued payroll liabilities	824	508
Accrued royalties	68	11
Accrued and other liabilities	2,593	699
Change in deferred taxes	(947)	—
Net cash used in operating activities	(13,462)	(5,776)
Investing activities:
Purchase of property and equipment	(627)	(1,123)
Acquisition of business, net of cash acquired	(20,567)	—
Net cash used in investing activities	(21,194)	(1,123)
Financing activities:
Proceeds from debt, net of issuance costs	—	15,625
Proceeds from issuance of common stock, net of issuance costs	8,293	—
Proceeds from private placement and subsequent financing, net of issuance costs	20,625	—
Proceeds from issuance of common stock under employee stock purchase plan	304	203
Principal payments on debt and capital lease obligations	(2,170)	(11,451)
Proceeds from exercise of stock options	9	45
Net cash provided by financing activities	27,061	4,422

Effect of exchange rate changes on cash and cash equivalents	(28)	—
Net decrease in cash and cash equivalents	(7,623)	(2,477)
Cash and cash equivalents at beginning of period	29,888	36,431
Cash and cash equivalents at end of period	$22,265	$33,954
Supplemental disclosure of cash flow information:
Common stock issuance costs accrued, not paid	$461	$—
Deferred purchase consideration	$5,700	$—
Debt assumed as part of acquisition	$13,421	$—
Common shares issued as part of acquisition	$7,205	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CareDx, Inc. (“CareDx” or the “Company”) together with its subsidiary Allenex AB (“Allenex” or “Olerup”) and its subsidiaries, is a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum. The Company focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. In post-transplant diagnostics, the Company offers AlloMap®, which is a heart transplant molecular test (“AlloMap”). In pre-transplant diagnostics, the Company offers Olerup SSP®, a set of Human Leukocyte Antigen (“HLA”) typing used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation.

AlloMap is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate to severe acute cellular rejection. Since 2008, the Company has sought to expand the adoption and utilization of its AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance its relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance. The Company believes the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, the Company believes AlloMap can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants. AlloMap has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection. A 510(k) submission is a premarketing submission made to the FDA. Clearance may be granted by the FDA if it finds the device or test provides satisfactory evidence pertaining to the claimed intended uses and indications for the device or test. The Company is also pursuing the development of additional products for transplant monitoring using a variety of technologies, including AlloSure®, its proprietary next-generation sequencing-based test to detect donor-derived cell-free DNA (“dd-cfDNA”) after transplantation. Through the acquisition of ImmuMetrix, Inc. (“IMX”), a privately held development-stage company working on dd-cfDNA-based solutions in transplantation and other fields, the Company added to its existing know-how, expertise, and intellectual property the ability to apply dd-cfDNA technology to the surveillance of transplant recipients, which has contributed to the development of AlloSure.

With the acquisition of Allenex, the Company develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP is used to type HLA alleles based on the sequence specific primer (“SSP”) technology and has a market in Europe and selected other markets for pre-transplant solutions. The Company also offers XM-ONE®, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test has primarily been used prior to kidney transplants. The Company, by way of Olerup’s sales and distribution agreement with Conexio Genomics (since acquired by Illumina, Inc.) offers a complete product range for sequence-based typing (“SBT”) of HLA alleles. SBT Resolver is a test kit for sequence based HLA typing, while AssignSBT is the companion software for sequence analysis. Because this SBT technology is primarily used in larger typing laboratories, it is a good complement to SSP technology, which is more appropriate for smaller centers. In 2014, Olerup began active development of a new HLA typing product, QTYPE, that uses real-time polymerase chain reaction (“PCR”) methodology. QTYPE was commercially launched at the end of September 2016. This technology is based on SSP technology, which Olerup was well-situated to develop.

The Company’s headquarters are in Brisbane, California; and primary operations are in Brisbane and Stockholm, Sweden; and it operates in two reportable segments.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $197.1 million at September 30, 2016. As of September 30, 2016, the Company had cash and cash equivalents of $22.3 million, and $26.8 million of debt outstanding under its debt and capital lease obligations, net of debt discount and issuance costs.

On April 14, 2016, the Company acquired 98.3% of the outstanding common stock of Allenex. Allenex had 58 employees. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by the Company was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which approximately $5.7 million was deferred purchase consideration and payable to Midroc Invest AB, FastPartner AB and Xenella Holding AB (collectively, the “Majority Shareholders”) by no later than March 31, 2017, and (ii) the issuance of 1,375,029 shares of the Company’s common stock valued at $7.2 million. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by the Company and subsequently invested in the Company by the Majority Shareholders through a purchase of the Company’s equity securities in a financing that was completed on June 15, 2016 (the “Subsequent Financing”). Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by no later than March 31, 2017. The Company determined at the date of the acquisition that these contingencies would be waived. The Company intends to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, the Company delisted Allenex’s common stock from Nasdaq Stockholm. See Note 5 for more detail about the Allenex acquisition.

On April 14, 2016, the Company completed the sale of 591,860 units (“Units”) to certain accredited investors (the “Private Placement”) at a purchase price of $23.94 per Unit. Each Unit was comprised of (i) one share of the Company’s common stock, (ii) five shares of Series A Mandatorily Convertible Preferred Stock (“Series A Preferred”), and (iii) three warrants, each to purchase one share of the Company’s common stock. The aggregate gross proceeds to the Company from the Private Placement were approximately $14.2 million. Concurrently, the Company also entered into commitment letters (the “Commitment Letters”) pursuant to which the Majority Shareholders purchased the Company’s equity securities in the Subsequent Financing. The Company made payments of approximately $1.1 million and $97,000 in placement fees and other offering expenses, respectively, to placement agents in connection with the sale of the 591,860 Units in the Private Placement. Following the closing of the Private Placement, the Company agreed to a number of requirements, including submitting the Private Placement to the Company’s stockholders for approval pursuant to the rules of The NASDAQ Stock Market LLC (the “Requisite Stockholder Approval”), which was obtained on June 16, 2016, and granting certain registration rights, including the registration of shares sold in the Private Placement on a registration statement on Form S-3. Upon obtaining the Requisite Stockholder Approval on June 16, 2016, each share of Series A Preferred was converted into one share of the Company’s common stock. On May 27, 2016, the Company filed a registration statement on Form S-3 (the “2016 Form S-3”) with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of common stock issued or issuable upon conversion of the Series A Preferred and upon exercise of the warrants sold in the Private Placement. The 2016 Form S-3 was declared effective by the SEC on July 12, 2016. On June 15, 2016, the Company completed the Subsequent Financing for the sale of an additional 334,169 Units to the Majority Shareholders. The aggregate gross proceeds to the Company from the Subsequent Financing were $8.0 million. Securities issued in the Subsequent Financing were issued and sold at the same price and upon substantially the same terms as the Units issued in the Private Placement. See Note 12 for more detail about the Private Placement and Subsequent Financing.

On September 26, 2016, the Company completed an underwritten public offering pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock at a public offering price of $4.00 per share (the “Public Offering”). The aggregate gross proceeds were $9.0 million, and $7.8 million net of issuance costs.

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

Due to insufficient working capital in Allenex, a debt covenant in the Company’s Term Loan Facility Agreement (the “Term Loan Facility”) with Danske Bank A/S (“Danske”) relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016 and September 30, 2016. The Company obtained waivers from Danske for each of these violations of the debt covenant. While Allenex received waivers from Danske for these violations as of June 30, 2016 and September 30, 2016, due to continuing liquidity matters, Allenex has determined that it is not probable that it will be in compliance with this covenant in future periods. For these reasons, the long-term debt due to Danske is classified as a current liability in the condensed consolidated balance sheet as of September 30, 2016. Additionally, if the loan was no longer available or Danske demanded repayment of the debt, the Company may not have sufficient capital to operate and there would be substantial doubt about its ability to continue as a going concern.

On June 10, 2016, CMS announced its proposed gapfill pricing from the MACs (“Medicare Administrative Carriers”) for patients covered by Medicare, which initially proposed that reimbursement for AlloMap be reduced from the current rate of $2,821 to $732.  On September 30, 2016, CMS published a final gapfill reimbursement rate determination from the MACs, under which payment for the AlloMap test would be $1,921.  This reimbursement rate, determined by gapfill submissions from the MACs, is open to reconsideration submissions until October 31, 2016. The Company submitted a request for reconsideration of the reimbursement rate determined by the MACs. Given the significant portion of payments to the Company represented by Medicare, any resulting lower test revenue would have a material adverse effect on the Company’s operations and financial condition.

Absent additional and sufficient financing, in addition to Danske not demanding repayment of the outstanding debt, the Company will likely exhaust its cash and cash equivalents in the quarter ending March 2017 unless the Company substantially reduces its costs and operations, including research and development activities, marketing activities and programs, and other general and administrative expenses. As a result of the Company’s obligations and lack of immediately available financial resources, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for the next 12 months from the condensed consolidated balance sheet date included in the Quarterly Report on Form 10-Q unless it raises additional financing. If the Company is unsuccessful in its efforts to raise outside financing or refinance the Company’s indebtedness in the near term, the Company will be required to significantly reduce or cease operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s policy is to invest its cash and cash equivalents in money market funds, obligations of U.S. government agencies and government-sponsored entities, commercial paper, and various bank deposit accounts. As of September 30, 2016, these financial instruments were held in Company accounts at eight financial institutions. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets which may be in excess of insured limits.

The Company is also subject to credit risk from its accounts receivable which are derived from revenue earned from AlloMap tests provided for patients located primarily in the U.S. and billed to various third-party payers, and sales of Olerup SSP products to distributors, strategic partners and end customers in Europe, Middle East and Africa, the U.S., and Latin America and other. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the nine months ended September 30, 2016 and 2015, approximately 45% and 50%, respectively, of testing revenue was derived from Medicare. No other payers represented more than 10% of testing revenue for these periods. Product revenue accounted for 30% and 24% of total revenue for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, Medicare accounted for approximately 20% of accounts receivable. At December 31, 2015, Medicare and Aetna accounted for approximately 35% and 21% of accounts receivable, respectively. No other payers or customers represented more than 10% of accounts receivable at either September 30, 2016 or December 31, 2015.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.

Purchased Intangible Assets

Amortizable intangible assets include customer relationships, developed technology, trademarks, contracts and in-process research and development (“IPR&D”) identified intangible assets acquired as part of a business combination. Intangible assets subject to amortization are amortized over their estimated useful lives. Acquired intangible assets with indefinite useful lives are related to IPR&D projects and are measured at their respective fair values as of the acquisition date. The Company does not amortize intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

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

The Company has determined that it operates in two reportable segments associated with the delivery of diagnostic tests and the development and commercialization of diagnostic products. In the event the Company determines that it is more likely than not that the carrying value of a reporting unit is higher than its fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, it is measured as the excess of recorded goodwill over its implied fair value. The Company performs its annual evaluation of goodwill on December 1 of each fiscal year. There have been no impairments recorded to date.

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

During the three and nine months ended September 30, 2016, the Company changed its method of revenue recognition from one and three of its payers, respectively, from the cash basis to the accrual basis based on its consistent history of obtaining timely reimbursement from such payers. The Company also changed its method of revenue recognition from the cash basis to the accrual basis with respect to one and four of its payers, respectively, during the three and nine months ended September 30, 2015 based on the Company’s consistent history of obtaining timely reimbursement from such payers. The impact of this change in accounting estimate was to increase revenues by $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and to reduce net loss per share by less than one cent and $0.02 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, the impact of this change in accounting estimate was to increase revenues by $0.1 million and $0.2 million, respectively, and to reduce net loss per share by less than one cent for each of the three and nine months ended September 30, 2015.

Product Revenue

Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when persuasive evidence of an arrangement exists, the product is complete and tested and has been shipped or delivered, as required to transfer title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance. When collectability is not reasonably assured, the Company defers the revenue until the cash is received. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is recorded net of any discounts given to the buyer.

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

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved, which the Company believes is consistent with the substance of its performance under its various license and collaboration agreements. The Company did not recognize any revenue connected with milestones during the three and nine months ended September 30, 2016 and 2015.

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

The freestanding warrants issued pursuant to the Private Placement and Subsequent Financing are contingently redeemable and classified as liabilities on the condensed consolidated balance sheet and recorded at their estimated fair value. The warrants were remeasured on September 30, 2016 and will be remeasured at each subsequent balance sheet date with changes recorded in change in estimated fair value of common stock warrant liability on the condensed consolidated statements of operations.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income or loss. For the Company, such items consist of foreign currency translation losses.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance is effective for the Company beginning on January 1, 2017 with early adoption permitted as of the beginning of any interim or annual reporting period, and it may be applied either (i) prospectively to all deferred tax assets and liabilities, or (ii) retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity is required to disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company adopted this guidance early as of January 1, 2016 prospectively, which required its deferred tax assets and liabilities to be reclassified from other current assets and liabilities to their respective noncurrent categories on its condensed balance sheets. As of September 30, 2016, the Company had a net noncurrent deferred tax liability of approximately $6.9 million attributable to the acquisition of Allenex. The adoption of this guidance did not result in any material impact on the Company’s condensed financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This will require the Company to reclassify tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) to the extent of previous windfalls from Capital in excess of par value to Provision for income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. In addition, all income tax-related cash flows resulting from share-based payments are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. Finally, the standard clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change will be applied retrospectively. This guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is continuing to review the requirements of this standard and any potential impact it may have on the Company’s financial position, results of operations, or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is required to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017, as required. The guidance may be applied (i) retrospectively to each prior period presented, or (ii) retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that this guidance will have on its condensed financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. The Company is currently assessing the impact of the ASU on its condensed consolidated financial statements.

3. NET LOSS PER SHARE

Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(3,764)	$(3,489)	$(23,989)	$(8,945)
Less: Gain on private placement warrants	(1,386)	—	—	—
Net loss attributable to CareDx, Inc. used to compute diluted net loss per share	$(5,150)	$(3,489)	$(23,989)	$(8,945)
Denominator:
Weighted-average shares used to compute basic net loss per share attributable to CareDx, Inc.	19,098,626	11,890,057	14,894,218	11,846,921
Add: Private placement warrant shares	382,798	—	—	—
Weighted-average shares used to compute diluted net loss per share attributable to CareDx, Inc.	19,481,424	11,890,057	14,894,218	11,846,921
Net loss per share attributable to CareDx, Inc.:
Basic	$(0.20)	$(0.29)	$(1.61)	$(0.76)
Diluted	$(0.26)	$(0.29)	$(1.61)	$(0.76)

The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares of common stock subject to outstanding options	1,851,232	1,510,479	1,851,232	1,510,479
Shares of common stock subject to outstanding common stock warrants	283,415	301,069	3,261,502	301,069
Restricted stock units	314,115	110,300	314,115	110,300
Total common stock equivalents	2,448,762	1,921,848	5,426,849	1,921,848

The Company issued 2,959,300 shares of preferred stock pursuant to the Private Placement and Subsequent Financing, which were completed on April 14, 2016 and June 15, 2016, respectively. All of the preferred stock was converted to common stock upon receipt of the Requisite Stockholder Approval on June 16, 2016. As of September 30, 2016, there was no preferred stock outstanding. On September 26, 2016, the Company completed the Public Offering pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$19,039	$—	$—	$19,039
Liabilities
Contingent consideration	$—	$—	$526	$526
Warrants to purchase common stock	—	—	6,736	6,736
Total liabilities	$—	$—	$7,262	$7,262

	December 31, 2015
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$28,774	$—	$—	$28,774
Liabilities
Contingent consideration	$—	$—	$948	$948

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Warrants to Purchase Common Stock	Total
Balance as of December 31, 2015	$948	—	$948
Warrants issued in conjunction with Private Placement and Subsequent Financing on April 14, 2016 and June 15, 2016, respectively, and Placement Agent Warrants	—	4,957	4,957
Change in estimated fair value	(422)	1,779	1,357
Balance as of September 30, 2016	$526	$6,736	$7,262

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds - Investments in money market funds are classified within Level 1. At each of September 30, 2016 and December 31, 2015, money market funds were included on the balance sheets in cash and cash equivalents.

•

Contingent consideration - As of September 30, 2016 and December 31, 2015, the Company had a contingent obligation to issue 227,845 shares of its common stock to the former owners of IMX in conjunction with its acquisition of IMX in June 2014. The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s estimate at September 30, 2016 and December 31, 2015 of the probability of success, which management estimated to be 65%. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded to a component of operating expenses item captioned “change in estimated fair value of contingent consideration” until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

The fair value of the contingent consideration decreased by $0.1 million and $0.4 million in the three and nine months ended September 30, 2016, respectively, as a result of the decreases in the fair market value of the Company’s common stock price during these periods.  There was no change during these periods in management’s 65% estimate of the probability of completing the specified commercial tests.

•

Warrants to purchase common stock – As of September 30, 2016, the Company had warrants to purchase 2,978,087 shares of common stock outstanding that it issued to certain accredited investors and its placement agents following the closing of the Private Placement on April 14, 2016 and Subsequent Financing on June 15, 2016. The common stock warrants are classified as liabilities within Level 3. The Company utilized a binomial-lattice pricing model (the Monte Carlo simulation model) that involved a market condition to estimate the fair value of the warrants. The application of the Monte Carlo simulation model required the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. The estimated fair value of the warrants was subsequently remeasured at September 30, 2016, and the change in estimated fair value of common stock warrant liability was recorded on the Company’s condensed consolidated statements of operations.

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

The carrying values of the Company’s debt approximates its fair value at September 30, 2016 because the interest rate approximates market rates that the Company could obtain for debt with similar terms. The estimated fair value of the Company’s debt is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rates, which is a Level 2 input.

5. BUSINESS COMBINATION

On April 14, 2016, the Company acquired 98.3% of the outstanding common stock of Allenex. Allenex is a transplant diagnostic company based in Stockholm, Sweden that develops, manufactures, and sells products that help match donor organs with potential recipients prior to transplantation. The acquisition of Allenex creates an international transplant diagnostics company with product offerings along the pre- and post-transplant continuum. The combined company has a presence and direct distribution channels in the U.S. and Europe, with additional third party distributors in Europe and other markets around the world. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by the Company was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which approximately $5.7 million was deferred purchase consideration payable to the Majority Shareholders by no later than March 31, 2017, and (ii) the issuance of 1,375,029 shares of the Company’s common stock valued at $7.2 million. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by the Company and subsequently invested in the Company by the Majority Shareholders through a purchase of the Company’s equity securities in the Subsequent Financing. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by no later than March 31, 2017. The Company determined at the date of the acquisition that these contingencies would be waived. The Company intends to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, the Company delisted Allenex’s common stock from Nasdaq Stockholm.

The cash portion of the acquisition purchase price was paid from the Company’s general working capital. The acquisition of Allenex required, and the Company obtained, a consent from East West Bank (the “Consent”), as the lender under the Company’s Loan and Security Agreement, dated January 30, 2015, as amended (the “Loan Agreement”). The Consent was contingent upon the closing of a private placement financing for aggregate cash proceeds of at least $12.0 million and separately depositing into an escrow account cash of $8.0 million relating to a commitment by the Majority Shareholders to purchase the Company’s equity securities in the Subsequent Financing, all of which occurred on April 14, 2016. Pursuant to the Consent, the Company is also required to raise another $20.0 million through one or more equity financings by March 31, 2017, of which $9.0 million was raised on September 26, 2016 in the Public Offering, prior to paying the approximately $5.7 million of deferred purchase price consideration to the Majority Shareholders, which has a carrying value of $5.9 million as of September 30, 2016.

The Company has accounted for this transaction as a business combination in exchange for total consideration of approximately $34.1 million. Under business combination accounting, the total purchase price was allocated to Allenex’s net tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2016 as set forth in the table below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation, and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to valuation of acquired inventory, income and non-income based taxes and residual goodwill. Total acquisition-related expenses for the three and nine months ended September 30, 2016 were $0.5 million and $4.3 million, respectively.

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

The preliminary fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Total
Cash	$596
Accounts receivable	1,608
Prepaid and other assets	1,092
Inventory	9,636
Property, plant and equipment	1,057
Intangible assets	31,560
Goodwill	16,940
Deferred tax liability	(8,505)
Assumed liabilities	(19,910)
Total preliminary acquisition consideration	$34,074

The fair value of the remaining 1.7% of noncontrolling interest in Allenex was estimated to be approximately SEK 5,100,000, or approximately $0.6 million in U.S. dollars, as of April 14, 2016. The fair value of the noncontrolling interest was determined based on the number of outstanding shares comprising the noncontrolling interest and Allenex’s stock price of SEK 2.48 per share as of the acquisition date. The noncontrolling interest was presented as a component of stockholders’ equity on the Company’s condensed consolidated balance sheets. During the three months ended September 30, 2016, the Company recorded a measurement period adjustment related to inventory, tax and accruals recorded in the preliminary purchase price allocation, with a corresponding adjustment to goodwill.

Noncontrolling interest as of September 30, 2016 was as follows (in thousands):

September 30, 2016
Beginning noncontrolling interest	$—
Noncontrolling interest investment	634
Foreign currency effect	(2)
Loss attributable to noncontrolling interest	(58)
Ending noncontrolling interest	$574

The following table presents details of the identified intangible assets acquired at the acquisition date (in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$12,650	15
Developed technology	11,650	10
Acquired in-process technology	4,510	15
Trademarks	2,260	15
Acquired contracts	490	2
Total	$31,560

Goodwill recorded from the acquisition of Allenex is primarily related to expected synergies. The goodwill resulting from the acquisition is not deductible for tax purposes.

Allenex’s post-acquisition results of operations for the period from April 14, 2016 through September 30, 2016 are included in the Company’s condensed consolidated statements of operations. Since the acquisition date, total revenue of Allenex for the period from April 14, 2016 through September 30, 2016 was $7.2 million. Net loss for Allenex for the period from April 14, 2016 through September 30, 2016 was $3.4 million, including $1.1 million of costs for the amortization of acquisition related intangible assets, net of tax effects.

Pro Forma Impact of the Acquisition of Allenex

The following table presents pro forma results of operations and gives effect to the Allenex transaction as if the transaction had been consummated on January 1, 2015. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or operating efficiencies resulting from combining the two companies (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Testing revenue	$8,613	7,007	22,310	21,147
Product revenue	3,754	3,806	11,642	11,867
Other revenue	108	237	396	593
Total revenue	$12,475	11,050	34,348	33,607
Net loss	$(2,491)	(4,563)	(17,597)	(13,091)

The unaudited pro forma financial information for the three and nine months ended September 30, 2016 and 2015 is prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results. The pro forma adjustments directly attributable to the acquisition exclude acquisition-related expenses of $4.3 million and debt financing costs of $2.9 million relating to a six-month bridge loan with Oberland Capital SA Davos LLC (“Oberland”) that did not materialize, together with the consequential tax effects.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill for the nine months ended September 30, 2016 (in thousands):

	CareDx	Allenex	Total
Balance as of December 31, 2015	$12,005	$—	$12,005
Goodwill acquired	—	16,940	16,940
Foreign currency translation adjustments	—	(898)	(898)
Balance as of September 30, 2016	$12,005	$16,042	28,047

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar.

Intangible Assets

The following tables present details of the Company’s intangible assets as of September 30, 2016 (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$12,650	$(377)	$(678)	$11,595	14.3
Developed technology	11,650	(526)	(623)	10,501	9.3
Acquired technology – QTYPE (a)	4,510	—	(241)	4,269	14.3
Trademarks	2,260	(107)	(121)	2,032	14.3
Acquired contracts	490	(67)	(26)	397	1.5
Total intangible assets with finite lives	31,560	(1,077)	(1,689)	28,794
Acquired in-process technology―dd-cfDNA	6,650	—	—	6,650	—
Total intangible assets	$38,210	$(1,077)	$(1,689)	$35,444

(a)

QTYPE was initially classified as acquired in-process technology on acquisition of Allenex on April 14, 2016, but reclassified as an intangible asset with a finite life when QTYPE was commercially launched at the end of September 2016.

The gross carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar. Amortization expenses were $0.6 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, of which $0.3 million and $0.6 million were amortized to cost of product for the three and nine months ended September 30, 2016, respectively. There was no amortization recorded for the three and nine months ended September 30, 2015, as the Company only had an intangible asset related to acquired in-process technology with an indefinite useful live in that period.

Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of product and sales and marketing. Acquired IPR&D of $6.7 million has not reached technological feasibility as of September 30, 2016 and is therefore not subject to amortization. As such, the Company excluded amortization of acquired in-process technology from the future amortization expense table below.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2016 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
Remainder of 2016	$416	$240	$656
2017	1,666	959	2,625
2018	1,502	959	2,461
2019	1,435	959	2,394
2020	1,435	959	2,394
2021	1,435	959	2,394
Thereafter	7,237	8,633	15,870
Total future amortization expense	$15,126	$13,668	$28,794

7. INVENTORIES

The following table summarizes the Company’s inventories (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$6,244	$237
Raw materials	1,200	529
Total inventory	$7,444	$766

8. ACCRUED AND OTHER LIABILITIES

The following table represents the components of accrued and other liabilities (in thousands):

	September 30, 2016	December 31, 2015
Debt financing fees	$1,384	$—
Common stock issuance costs	333	—
Transaction related fees	685	589
Software implementation costs	302	—
Accrued interest payable on debt	832	—
Tax, audit and compliance related fees	662	89
Test sample processing fees	490	426
Accrued overpayments and refunds	293	163
Clinical studies	1,196	756
Accrued inventory payable	324	—
Deferred rent – current portion	300	258
Capital leases – current portion	175	71
Other accrued expenses	1,228	540
Total accrued and other liabilities	$8,204	$2,892

9. COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In November 2004, the Company entered into a license agreement with Roche Molecular Systems, Inc. (“Roche”), that grants the Company the right to use certain Roche technology relating to polymerase chain reaction (“PCR”), and quantitative real-time PCR, in clinical laboratory services, including in connection with AlloMap. This is a non-exclusive license agreement in the U.S. covering claims in multiple Roche patents. The Company had disputed the combination services percentage Roche sought to apply under the agreement. The combination service percentage is a multiplier used to calculate royalties where licensed services are sold in combination with other services. From July 2011 through September 2014, the Company withheld payment of such royalties pending resolution of the matter. On February 11, 2014, Roche filed a demand for arbitration with the American Arbitration Association seeking a declaration that the Company had materially breached the Roche license agreement by failing to report and pay royalties owing to Roche in respect of licensed services performed by the Company after July 1, 2011. Commencing as of July 1, 2011, the Company fully accrues the unpaid royalties on its balance sheets, and the amount of the unpaid royalties is reflected as an expense in the Company’s statements of operations in the periods revenue is recorded and to which the royalties relate.

In September 2014, the Company entered into a settlement and mutual release agreement with Roche whereby: (i) for the period beginning July 1, 2011 through June 30, 2014, the Company agreed to pay the amount of $2,827,220 in settlement of past royalties due; (ii) for the period beginning July 1, 2014 through September 30, 2014, the Company agreed to pay royalties based on the same combination services percentage used to determine the past royalties due; (iii) for the period beginning October 1, 2014 through September 30, 2017, Roche and the Company agreed to a downward adjustment of the combination services percentage used to determine the portion of the AlloMap testing revenue that is royalty bearing under the terms of the license; (iv) the Company agreed to report and pay quarterly royalties within 45 days of the end of each calendar quarter; (v) Roche agreed that, subject to the Company’s timely payment of all applicable royalties through such date, no further royalties will be payable by the Company for periods after September 30, 2017; (vi) the Company and Roche agreed to mutually release all claims under the license agreement through the settlement date; and (vii) Roche agreed to dismiss the arbitration claims. For all time periods, the contractual royalty rate in the license agreement was or will be applied to the applicable combination services percentage to determine the royalties payable to Roche in connection with the AlloMap service.

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the condensed consolidated statements of operations. For each of the three months ended September 30, 2016 and 2015, royalty expenses in connection with the Roche agreement were $0.3 million. For each of the nine months ended September 30, 2016 and 2015, royalty expenses in connection with the Roche agreement were $0.8 million.

Operating Lease

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in California, Pennsylvania and Stockholm, Sweden. The lease for the Company’s facility in Vienna, Austria is on a month-to-month basis. The leases expire at various dates through 2020. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

As of September 30, 2016, future minimum lease payments due under operating leases were as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2016	$507
2017	2,044
2018	2,017
2019	2,003
2020	1,964
2021 and thereafter	—
Total future minimum lease payments	$8,535

Contingencies

On April 25, 2016, Oberland filed a breach of contract claim against the Company in the Supreme Court of the State of New York, County of New York (the “Oberland Complaint”), alleging, among other things, that the Company breached certain provisions of the amended and restated commitment letter and the restated fee letter that it entered into with Oberland on February 8, 2016. Pursuant to the Oberland Complaint, Oberland is seeking damages against the Company in the amount of at least $1.4 million, plus costs and expenses, including the fees and expenses of Oberland’s attorneys. On July 15, 2016, the Company filed an answer and made counterclaims against Oberland (the “Answer”), generally denying the claims asserted by Oberland in the Oberland Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland. Pursuant to the Answer, the Company is seeking dismissal of the Oberland Complaint in its entirety, recession of all agreements with Oberland and damages of not less than $1.3 million, together with interest and punitive damages, if deemed appropriate under applicable law, and costs and disbursements of the action, including reasonable attorneys’ fees. On August 4, 2016, Oberland filed a motion to dismiss the Company’s counterclaims and affirmative defenses asserted in the Answer. Oral arguments for this motion are scheduled for December 8, 2016. The Company believes that it has meritorious defenses to the claims asserted in the Oberland Complaint and that the counterclaims asserted by it in the Answer have merit. The Company intends to vigorously defend against the claims asserted by Oberland and vigorously pursue the counterclaims set forth in the Answer. However, there is no guarantee that the Company will prevail in this suit or recover damages from its counterclaims or other relief if it does prevail. As a result, the Company has accrued the amount being claimed by Oberland of $1.4 million.

In addition, on June 15, 2016, the Company received a letter from Nasdaq OMX Stockholm AB (the “Exchange”) regarding the Company’s compliance with the requirements of the Nasdaq Stockholm Takeover Rules (the “Takeover Rules”) and good practice in the securities market in Sweden in connection with the Company’s recently completed acquisition of Allenex AB. The Exchange concluded that the Company violated certain technical provisions of the Takeover Rules and acted contrary to good practice in the securities market in Sweden, and gave the Company the opportunity to submit the Company’s views before it decided whether to refer the matter to its Disciplinary Committee. On July 11, 2016, the Company submitted a response, which was considered by the Exchange in making a final determination whether to refer the matter to its Disciplinary Committee for further assessment. On September 21, 2016, the Company received notice from the Exchange that, by letter dated September 20, 2016 from the Exchange to its Disciplinary Committee, the Exchange has referred the matter to the Disciplinary Committee and is seeking a ruling from the Disciplinary Committee regarding disciplinary sanction. The Disciplinary Committee has the authority to impose a fine and/or sanctions. The Company has been granted an opportunity to submit documents in support of its position to the Disciplinary Committee.  This submission must be completed by November 24, 2016.  A hearing before the Disciplinary Committee is currently scheduled for December 9, 2016. Takeover Rules authorize the Exchange to impose a special fine ranging between SEK 50,000 (approximately $6,000 in U.S. dollars) and SEK 100 million (approximately $12.0 million in U.S. dollars). The Company cannot predict the outcome of any Disciplinary Committee review. Accordingly, no provisions have been recorded related to this violation. An adverse determination by the Disciplinary Committee could have a material adverse effect on the Company.

The Company is subject to claims and assessments from time to time in the ordinary course of business. Other than the matters discussed above, the Company’s management does not believe that any such matters, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

Commercial sales of the AlloMap test began in the EEA in June 2014. Total revenues recognized from this arrangement for the three months ended September 30, 2016 and 2015 were $2,000 and $8,000, respectively. Total revenues recognized from this arrangement for the nine months ended September 30, 2016 and 2015 were $12,000 and $41,000, respectively.

CardioDx, Inc. (“CDX”)

In 2005, the Company entered into a services agreement with what at the time was a related party, CDX, whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license to certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Initially, the Company recognized royalty revenues when earned. Commencing with the fourth quarter of 2015, the Company recognizes royalty revenues when payments are received as it was assessed that collection was not reasonably assured prior to receipt of payment. Royalty revenues for the three months ended September 30, 2016 and 2015 were $98,000 and $96,000, respectively. Royalty revenues for the nine months ended September 30, 2016 and 2015 were $0.2 million and $0.3 million, respectively, and are included in collaboration and license revenue on the condensed consolidated statements of operations. The Company had no receivable balance from CDX at September 30, 2016 and December 31, 2015.

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

A fully non-refundable commitment fee of $160,000 was paid on January 30, 2015 when Draw A was received. The loan has no prepayment penalty. Commitment fees are included in debt issuance costs which are netted against the debt outstanding and are amortized to interest expense using the effective interest method over the term of the loan. Debt discount and issuance costs, current, as of both September 30, 2016 and December 31, 2015 were $0.2 million. Debt discount and issuance costs, non-current, as of both September 30, 2016 and December 31, 2015 were $0.1 million.

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

The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property and contains customary affirmative and negative covenants including financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of February 29, 2016, the Company was in violation of one of its financial covenants under the Loan Agreement. This violation was waived in principle by the Lender by virtue of a contemporaneous verbal amendment to the Loan Agreement received from the Lender, which was subsequently memorialized in a written amendment to the Loan Agreement dated May 12, 2016. As of September 30, 2016, the Company was in compliance with its debt covenants under the Loan Agreement.

In April 2016, the Lender consented to the acquisition of Allenex by the Company (the “Consent”). The Consent was contingent upon the closing of a private placement financing for aggregate cash proceeds of at least $12.0 million and separately depositing into an escrow account cash of $8.0 million relating to a commitment by the Majority Shareholders to purchase the Company’s equity securities in the Subsequent Financing, all of which occurred on April 14, 2016. Pursuant to the Consent, the Company is also required to raise another $20.0 million through one or more equity financings by March 31, 2017, of which $9.0 million was raised on September 26, 2016 in the Public Offering, prior to paying the $6.2 million of deferred purchase price consideration to the Majority Shareholders, which had a carrying amount of $5.9 million as of September 30, 2016.

As of April 11, 2016, the Company reassessed the probability of the completion of a six-month bridge loan of $18.0 million with Oberland and determined that it was not probable that the bridge loan would be consummated. The Company is currently disputing the fees associated with the bridge loan with Oberland, but in the interim a charge of $2.9 million was recorded in the nine months ended September 30, 2016 to expense financing costs associated with this bridge loan (see the Oberland Complaint in Note 9). These costs have been included as a component of other expense on the Company’s condensed consolidated statements of operations.

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

On June 25, 2013, Allenex entered into the Term Loan Facility with Danske in an aggregate principal amount of up to SEK 71,000,000 (approximately $8.3 million in U.S. dollars). The Term Loan Facility is available for utilization in advances of a minimum of SEK 5,000,000 (approximately $0.6 million in U.S. dollars) and if more, integral multiples of SEK 1,000,000 (approximately $0.1 million in U.S. dollars). The interest rate applicable to each advance shall be the percentage rate per annum calculated as the aggregate of (i) Stockholm Interbank Offered Rate (“STIBOR”) (as defined in the Term Loan Facility) and (ii) the Margin (as described in the Term Loan Facility) at 3% conditional on the fulfillment of certain criteria. In March 2015, Allenex entered into a first amendment to the Term Loan Facility, pursuant to which additional loans were granted. In August 2015, Allenex entered into a second amendment to the Term Loan Facility, pursuant to which the term of the Term Loan Facility was extended. In December 2015, Allenex entered into a waiver and amendment agreement relating to the Term Loan Facility, pursuant to which the change of control provision was waived and amended. In March 2016, Allenex entered into another amendment to the Term Loan Facility, which modified the repayment schedule for advances under the Term Loan Facility. Under this Term Loan Facility, SEK 63,500,000 (approximately $7.4 million in U.S. dollars) was outstanding as of September 30, 2016, and a quarterly payment of SEK 1,500,000 (approximately $0.2 million in U.S. dollars) is payable in the quarter ended December 31, 2016, and six quarterly payments of SEK 3,000,000 (approximately $0.4 million in U.S. dollars) are payable in 2017 and the first half of 2018, and the remaining balance of SEK 44,000,000 (approximately $5.1 million in U.S. dollars) is due in June 2018. Notwithstanding the repayment schedule provided by the Term Loan Facility, the full outstanding balance was reclassified to current liabilities due to the insufficient working capital in Allenex.

On June 18, 2015, Allenex also entered into a short term credit facility with Danske with total available credit of SEK 8,000,000 (approximately $0.9 million in U.S. dollars). As of August 4, 2016, the available credit under the short term credit facility with Danske was increased to SEK 10,000,000 (approximately $1.2 million in U.S. dollars). As of September 30, 2016, the total outstanding balance due to Danske under the short term credit facility was SEK 5,200,000 (approximately $0.6 million in U.S. dollars), and is due on December 31, 2016, unless it is rolled over.

Due to insufficient working capital in Allenex, a debt covenant in the Term Loan Facility relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016 and September 30, 2016. The Company obtained waivers from Danske for each of these violations of the debt covenant. While Allenex received waivers from Danske for each of these violations as of June 30, 2016 and September 30, 2016, due to continuing liquidity matters, Allenex has determined that it is not probable that it will be in compliance with this covenant in future periods. For these reasons, the long-term debt due to Danske was classified as a current liability in the condensed consolidated balance sheet as of September 30, 2016. Additionally, if the loan was no longer available or Danske demanded repayment of the debt, the Company may not have sufficient capital to operate.

On June 28, 2013, Allenex issued a SEK 9,400,000 (approximately $1.1 million in U.S. dollars) subordinated promissory note to FastPartner AB (“FastPartner”), which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30 and subject to working capital requirements that had not been met in fiscal years 2014 and 2015, nor the nine months ended September 30, 2016. The full amount of the promissory note was outstanding as of September 30, 2016, and will mature on December 31, 2016. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner, Mohammed Al Amoudi and  Olerup SSP AB, dated June 25, 2013 (the “Intercreditor Agreement”), until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner. As of September 30, 2016, FastPartner had beneficial ownership of 5% or more of the outstanding shares of the Company’s common stock and was considered a related party (See Note 17).

On June 28, 2013, Allenex issued a SEK 10,600,000 (approximately $1.2 million in U.S. dollars) subordinated promissory note to Mohammed Al Amoudi, which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30, subject to meeting certain requirements for working capital. The promissory note had an initial maturity date of June 28, 2016. On December 16, 2015, the maturity date was extended until December 31, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. The full amount of the promissory note was outstanding as of September 30, 2016. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to Mohammed Al Amoudi. As of September 30, 2016. Mohammed Al Amoudi had beneficial ownership of 5% or more of the outstanding shares of the Company’s common stock and was considered a related party (see Note 17).

On February 25, 2015, Allenex entered into a SEK 14,000,000 (approximately $1.6 million in U.S. dollars) loan agreement with SSP Primers Aktieboulag, pursuant to which SEK 4,000,000 (approximately $0.5 million in U.S. dollars) has been paid and  SEK 5,000,000 (approximately $0.6 million in U.S. dollars) is payable on February 27, 2017, and SEK 5,000,000 (approximately $0.6 million in U.S. dollars) is payable on February 26, 2018. The loan amount outstanding as of September 30, 2016 is SEK 10,000,000 (approximately $1.2 million in U.S. dollars) and has an annual interest rate of 3% payable in conjunction with each principal payment.

On December 29, 2015, Allenex issued a SEK 2,000,000 (approximately $0.2 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which matures on December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met in fiscal year 2015, nor the nine months ended September 30, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner. The full amount of subordinated promissory note was outstanding as of September 30, 2016.

On March 7, 2016, Allenex issued a SEK 4,000,000 (approximately $0.5 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which matures on December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met during the nine months ended September 30, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner. The full amount of the subordinated promissory note was outstanding as of September 30, 2016.

Interest of $0.7 million on shareholder loans had been accrued as of September 30, 2016.

As of September 30, 2016, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2016	$12,662
2017	6,984
2018	6,984
Total debt maturities	26,630
Less: debt discount and issuance costs	(232)
Total debt maturities, net of debt discount and issuance costs	26,398
Less: current portion of long-term debt	(17,902)
Long-term debt, net carrying value	$8,496

12. STOCKHOLDERS’ EQUITY

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

Upon obtaining the Requisite Stockholder Approval on June 16, 2016, each share of Series A Preferred was converted into one share of the Company’s common stock. In addition to the warrants issued to certain accredited investors in the Private Placement, on April 14, 2016, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock to certain of its placement agents (the “Placement Agent Warrants”). All of the warrants issued in the Private Placement and the Placement Agent Warrants became exercisable once the Company obtained the Requisite Stockholder Approval on June 16, 2016.

The proceeds from the Private Placement were allocated between the common stock, preferred stock and warrants issued based on their relative fair values. The estimated fair values of the common stock, preferred stock and warrants were $1.9 million, $9.3 million and $3.0 million, respectively, as of the transaction date. The warrants were recorded as a liability and are subject to ongoing remeasurement. The shares of Series A Preferred were initially recorded as temporary equity upon the closing of the Private Placement and subsequently reclassified to common stock after their conversion to common stock on June 16, 2016. See Note 13 for a description of the accounting of for the warrants.

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

On September 26, 2016, the Company completed the Public Offering pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock at a public offering price of $4.00 per share. The aggregate gross proceeds were $9.0 million, and $7.8 million net of issuance costs.

In connection with the Public Offering, in accordance with the anti-dilution provisions in the warrants issued in connection with the Private Placement and the Subsequent Financing, the exercise price of the 1,775,580 and 1,002,507 Private Placement and Subsequent Financing warrants, respectively, was adjusted from $4.98 per share to $4.00 per share, which was the price paid by investors in the Public Offering.

13. WARRANTS

The warrants issued in the Private Placement and the Placement Agent Warrants (as described in Note 12) are considered freestanding instruments that are contingently redeemable and classified as liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2016. The warrants became exercisable to purchase common stock after the Company obtained the Requisite Stockholder Approval on June 16, 2016. Upon the closing of the Private Placement on April 14, 2016, the Company recorded an estimated fair value of $3.3 million relating to warrants to purchase 1,975,580 shares of common stock that were issued in the Private Placement. The warrants were comprised of warrants to purchase 1,775,580 shares of common stock that were issued to certain accredited investors measured at an estimated fair value of $3.0 million, and Placement Agent Warrants to purchase 200,000 shares of common stock measured at an estimated fair value of $0.3 million. The Placement Agent Warrants were issued for services performed by placement agents as part of the Private Placement and were treated as equity issuance costs and were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheets to offset the Private Placement proceeds allocated to the Series A Preferred and common stock.

Additional warrants were issued on June 15, 2016 to the Majority Shareholders upon the closing of the Subsequent Financing (as described in Note 12). The warrants issued in the Subsequent Financing were also considered freestanding instruments being accounted for using the same methodology as described above. On June 15, 2016, the Company recorded an estimated fair value of $1.7 million for warrants to purchase an aggregate of 1,002,507 shares of common stock issued in the Subsequent Financing.

The Company utilizes a Monte Carlo simulation model to estimate the fair value of the warrants issued in the Private Placement and the Subsequent Financing, and the Placement Agent Warrants and the Subsequent Financing. The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. These variables include the Company’s stock price, the expected term of the warrants, the volatility of the Company’s and its peers’ stock prices over such expected term, and the risk-free interest rate for the expected term of the warrants. The variables used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. If the Company issues common stock at a price lower than the exercise price or issues stock options or other securities (other than securities issued pursuant to the Company’s stock or option plans or employment agreements, securities issued or issuable upon exercise or exchange of convertible securities outstanding as of the date the warrants were issued or securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company) with an exercise price that is lower than the current exercise price of the warrants, the exercise price of the warrants shall be adjusted to be equal to such lower price.  As a result of the anti-dilution provisions in the warrants issued in connection with the Private Placement and the Subsequent Financing, the exercise price of the 1,775,580 and 1,002,507 Private Placement and Subsequent Financing warrants, respectively, was adjusted from $4.98 per share to $4.00 per share, which was the price paid by investors in the Public Offering. The number of warrants outstanding did not change.

The initial total estimated fair value of the warrant liability was $5.0 million following the closings of the Private Placement, the issuance of Placement Agent Warrants and the Subsequent Financing on April 14, 2016. As of September 30, 2016, the total estimated fair value of the warrant liability was $6.7 million and the corresponding remeasurement gain of $1.4 million and loss of $1.8 million for the three and nine month periods ending September 30, 2016, respectively, was recorded in change in estimated fair value of common stock warrant liability on the Company’s condensed consolidated statement of operations.  The increase in the fair value of the warrant liability was attributable to events that had occurred between the initial fair value measurement and September 30, 2016, including obtaining the Requisite Stockholder Approval, which occurred on June 16, 2016, granting certain registration rights, including rights regarding the registration of shares issuable upon exercise of the warrants issued in the Private Placement and the Subsequent Financing and the Placement Agent Warrants. The registration of the shares impacted the exercisability of the warrants and resulted in an increase in the fair value of the warrant liability.

As of September 30, 2016, outstanding warrants to purchase Common Stock were:

	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
November 2006	10 years	$31.72	1,576
February 2008	10 years	$35.07	22,792
August 2009	10 years	$21.78	33,473
July 2010	9 years	$21.78	6,694
December 2010	7 years	$21.78	17,215
August 2012	7 years	$21.78	167,182
January 2015	5 years	$6.96	34,483
April 2016 (a)	7 years	$4.00	1,775,580
April 2016 (b)	5 years	$3.99	200,000
June 2016 (c)	7 years	$4.00	1,002,507
			3,261,502

(a)

Issued on April 14, 2016 in connection with the Private Placement to certain accredited investors. The exercise price was reset from $4.98 to $4.00 as a result of the Public Offering that closed on September 26, 2016. In accordance with the anti-dilution provisions, the exercise price of the warrants issued in connection with the Private Placement reset from $4.98 per share to $4.00 per share, which was the price paid by investors in the Public Offering, which closed on September 26, 2016.

(b)	Issued on April 14, 2016 in connection with the Private Placement to placement agents.
(c)

Issued on June 15, 2016 in connection with the Subsequent Financing. The exercise price was reset from $4.98 to $4.00 as a result of the Public Offering that closed on September 26, 2016. In accordance with the anti-dilution provisions, the exercise price of the warrants issued in connection with the Subsequent Financing reset from $4.98 per share to $4.00 per share, which was the price paid by investors in the Public Offering, which closed on September 26, 2016.

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

2016 Inducement Plan

On April 21, 2016, the Company’s board of directors, including its independent directors, adopted the Company’s 2016 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The Inducement Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex. The terms in the Inducement Plan are substantially similar to the Company’s 2014 Plan. The Inducement Plan allows restricted stock units (“RSUs”) to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs pursuant to the Inducement Plan starting June 2016.

Stock Options Under the 2014 Plan

The following table summarizes option activity and related information:

	Shares Underlying Stock Options Outstanding	Weighted- average Exercise Price
Balance—December 31, 2015	1,577,317	$6.87
Granted	558,170	5.00
Exercised	(2,770)	3.14
Forfeited	(215,087)	6.90
Expired	(66,398)	9.87
Balance—September 30, 2016	1,851,232	6.20

Options outstanding that have vested or are expected to vest as of September 30, 2016 are as follows:

	Number of Shares Issued	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Vested	952,608	$5.99	6.54	$678
Expected to vest	767,518	6.42	8.87	7
Total	1,720,126	6.18	7.58	$685

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2016 for stock options that were in-the-money. The fair market value of the Company’s common stock as of September 30, 2016 was $3.55 per share.

Restricted Stock Units

The Company’s 2014 Plan and Inducement Plan allow RSUs to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs under the 2014 Plan in March 2015 and under the Inducement Plan in June 2016.

Unvested RSU activity for the nine months ended September 30, 2016 is summarized below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance—December 31, 2015	106,200	$6.49
Granted	287,900	5.50
Vested	(26,550)	6.49
Forfeited	(53,485)	5.88
Unvested balance—September 30, 2016	314,065	5.69

Shares Available for Grant Under the 2014 Plan and 2016 Inducement Plan

The following table summarizes shares available for grant under the 2014 Plan and the Inducement Plan:

Shares Available for Grant
Balance—December 31, 2015	404,692
Additional shares authorized for options and RSUs	498,075
Options granted	(558,170)
Options forfeited	215,087
Options expired	66,398
RSUs granted	(287,900)
RSUs forfeited	53,485
Balance—September 30, 2016	391,667

2014 Employee Stock Purchase Plan

The Company’s board of directors adopted its 2014 Employee Stock Purchase Plan (the “ESPP”) in March 2014 and its stockholders approved the ESPP in July 2014. The ESPP was made available to its employees on January 1, 2015. The first offering period in 2016 began on January 1, 2016 and ended on June 30, 2016. During the first offering period in 2016, 35,024 shares were purchased for aggregate proceeds of $0.1 million from the issuance of shares, which occurred on July 1, 2016.

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

Valuation Assumptions

The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee stock options
Expected term (in years)	5.5	6.0	5.9	6.0
Expected volatility	46.27%	39.10%	41.80%	40.74%
Risk-free interest rate	1.20%	1.90%	1.52%	1.87%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	54.48%	39.10%	61.18%	35.61%
Risk-free interest rate	0.37%	0.11%	0.45%	0.11%
Expected dividend yield	—%	—%	—%	—%

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2016 and 2015 using the Black-Scholes Model was $2.18 and $2.81 per share, respectively, and $2.08 per share and $2.63 per share during the nine months ended September 30, 2016 and 2015, respectively.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs and ESPP shares for the three and nine months ended September 30, 2016 and 2015, included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of testing	$38	$22	$105	$91
Research and development	109	79	321	215
Sales and marketing	47	37	118	93
General and administrative	336	198	967	629
Total	$530	$336	$1,511	$1,028

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of stock-based compensation were capitalized for the periods presented.

As of September 30, 2016, there was approximately $2.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options that will be recognized on a straight-line basis over the remaining average vesting period of 2.33 years.

As of September 30, 2016, there was approximately $1.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested RSUs that will be recognized on a straight-line basis over the remaining average vesting period of 3.05 years.

15. INCOME TAXES

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. For the three and nine months ended September 30, 2016, the Company recorded an income tax benefit of $0.4 million and $0.9 million, respectively, compared to no income tax benefit or provision for each of the three and nine months ended September 30, 2015. The income tax benefit of $0.4 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, is largely due to the reversal of net deferred tax liabilities resulting from the amortization of acquired inventory and intangible assets. In connection with the acquisition of Allenex during the quarter, net deferred tax liabilities were established on the acquired identifiable intangible assets and step up to fair market value of acquired inventory.

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

•

Olerup: This segment develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Its Olerup SSP product line, which addresses HLA typing, is used prior to hematopoietic stem cell/bone marrow and organ transplantations to match donors with recipients.

There were no intersegment sales for the three and nine months ended September 30, 2016. The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segments
Net revenues	$12,475	$7,151	$29,771	$21,496
Operating loss	(4,933)	(3,193)	(18,471)	(7,469)
Depreciation and amortization	1,068	217	2,172	575
CareDx
Net revenues	$8,721	$7,151	$22,543	$21,496
Operating loss	(2,910)	(3,193)	(14,724)	(7,469)
Depreciation and amortization	301	217	861	575
Olerup
Net revenues	$3,754	$—	$7,228	$—
Operating loss	(2,023)	—	(3,747)	—
Depreciation and amortization	767	—	1,311	—

	September 30, 2016	December 31, 2015
Assets:
CareDx	$47,455	$55,638
Olerup	54,637	—
Total assets	$102,092	$55,638

Revenues by geographic regions are based upon the customers’ ship-to address or headquarters location. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$10,007	$7,151	$26,149	$21,496
Europe, Middle East and Africa	2,313	—	3,168	—
Latin America and Canada	155	—	454	—
Total	$12,475	$7,151	$29,771	$21,496

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2016	December 31, 2015
Long-lived assets:
United States	$2,184	$2,425
Europe	1,121	—
Total	$3,305	$2,425

17. RELATED PARTY TRANSACTIONS

On April 14, 2016, the Company completed the Private Placement (as described in Note 12), pursuant to which it issued and sold to certain investors an aggregate of 591,860 Units, for aggregate gross proceeds to the Company of approximately $14.2 million, of which $1.8 million was paid in satisfaction of placement agents, escrow agent and legal fees as well as other direct issuance costs.

FastPartner, Midroc Invest AB and Xenella Holding AB, the three Majority Shareholders, each beneficially owned 566,962 shares, 636,838 shares and 162,928 shares, respectively, of the Company’s outstanding shares of common stock prior to the closing of the Subsequent Financing (as described in Note 12).

The Company has loans outstanding with both FastPartner AB and Mr. Mohammed Al Amoudi as of September 30, 2016 (as described in Note 11). A member of the Company’s board of directors is a managing director of M.M. Dillon, and as such, the Company considered M.M. Dillon to be a related party. M.M. Dillon acted as one of the Company’s financial advisors and placement agents in connection with the Private Placement and Subsequent Financing (as described in Note 12).

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
•

our ability to generate revenue from sales of Olerup SSP products, sequence-based typing, or SBT Resolver, XM-ONE, and future pre-transplant solutions, if any, and our ability to increase the commercial success of these pre-transplant products;

•

our plans and ability to develop and commercialize new solutions, including donor-derived cell-free DNA, or dd-cfDNA (which includes our AlloSure test), and solutions for the surveillance of heart, kidney, and other solid organ transplant recipients;

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

•	our anticipated cash needs and our anticipated uses of our funds, including our estimates regarding operating expenses and capital requirements;
•	our ability to meet our obligations under our debt agreements;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;

•	our ability to retain key members of our management team;
•	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
•	our pending litigation and review and hearing with the Disciplinary Committee of Nasdaq OMX Stockholm AB;
•	our ability to expand internationally;
•	our ability to remediate the two material weaknesses in our internal control over financial reporting; and
•	our ability to comply with the requirements of being a public company.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Overview and Recent Developments

We are a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum. We focus on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. Our first commercialized testing solution, the AlloMap heart transplant molecular test, or AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance. We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants. AlloMap has received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection. We are also pursuing the development of additional products for transplant monitoring using a variety of technologies, including AlloSure, our proprietary next-generation sequencing-based test to detect donor derived cell-free DNA, or dd-cfDNA, after transplantation. Through our 2014 acquisition of ImmuMetrix, Inc., or IMX, a privately held development-stage company working on dd-cfDNA-based solutions in transplantation and other fields, we added to our existing know-how, expertise, and intellectual property the ability to apply dd-cfDNA technology to the surveillance of transplant recipients, which has contributed to the development of AlloSure.

In April 2016, we acquired Allenex AB, or Allenex. Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP, a set of Human Leukocyte Antigen, or HLA, typing, is used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation. Olerup SSP is used to type HLA alleles based on sequence-specific primer, or SSP, technology, is one of the market leaders, and has long been a well-established brand name in Europe and select other markets for pre-transplant solutions. We frequently update typing kits to include newly discovered alleles, resulting in what we believe is one of the most up-to-date and comprehensive allele libraries for the SSP technology. We also offer XM-ONE®, which we believe is the first standardized test that quickly identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This crossmatch test has primarily been used prior to kidney transplants, and more recent clinical trials are further demonstrating its value as a complement to traditional antibody testing prior to these types of transplants. In 2014, Allenex began active development of a new HLA typing product, QTYPE, and commercially launched the product at the end of September 2016. QTYPE uses real-time PCR, or q-PCR, methodology. This technology is based on SSP technology.

Since 2011, Allenex, through Olerup SSB AB, is the exclusive global distributor of the HLA sequence-based typing products SBT Resolver and Assign SBT from Conexio Genomics, or Conexio, which is an Australian-based company that specializes in the development of sequencing of HLA typing, among other technologies. The distribution agreement continues until April 2018. The focus has been on introducing this new product line to the largest and most automated HLA laboratories in the U.S. and Europe. We recently received a notice that Conexio’s SBT products will be discontinued by December 31, 2016. Conexio was acquired by Illumina, Inc. and we are currently negotiating the continuation of our ability to offer SBT products.

Since the launch of AlloMap in January 2005, we have performed more than 91,000 commercial AlloMap tests, including 10,577 tests during the first nine months of 2016, in our Brisbane, California laboratory. Since the commercial launch of AlloMap through September 30, 2016, we have received net proceeds of approximately $181.1 million from AlloMap testing revenues. During the first nine months of 2016, AlloMap was used in 120 of the approximately 130 heart transplant centers in the United States. As of September 30, 2016, significantly all of our testing and product revenues came from the United States and Europe, and significantly all of our assets and operations are located in the United States and Sweden. In 2013, we began a partnership with Diaxonhit, or DHT, the leading French provider of specialty in-vitro diagnostic solutions for transplantation, to expand our AlloMap offering in Europe for which we have secured a dedicated laboratory. On May 25, 2016, DHT announced that it had entered into a services agreement with University Hospital of Strasbourg to open a center dedicated to AlloMap testing. The lab meets all of the quality and safety requirements to ensure the accuracy and reproducibility of the results of AlloMap. Further, its Strasbourg location is in the heart of Europe, which is ideal for servicing heart transplant centers throughout Europe. As a result of our acquisition of Allenex, we have further increased our international presence.

In addition to our current offering of surveillance solutions, we are also engaged in efforts to develop additional testing solutions in the heart transplant market and new testing solutions in other organ transplant markets. For instance, AlloSure, our development stage transplant surveillance solution, applies proprietary next generation sequencing to detect and quantitate genetic differences between dd-cfDNA in the blood stream emanating from the donor heart. We believe this solution may help determine rejection-specific activity manifested as cell damage in the transplanted heart and other solid organs, irrespective of the type of organ transplanted. In late 2015, we announced the completion of analytical validation of AlloSure. Samples used in the analytical validation included donor recipient pairs with unrelated as well as closely related family members.

As part of our efforts to demonstrate the clinical utility of AlloSure, we initiated the DART trial in May 2015. DART is designed to establish clinical validation, or the clinical performance characteristics of dd-cfDNA in detecting clinical and sub-clinical rejection in kidney allograft recipients. DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection. DART is also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate. We expect DART to run for a minimum of 18 months. We completed the first analysis of the data from DART in June 2016. By the time of completion of the first analysis, over 400 patients had enrolled in DART in 14 centers and we had collected specimens from over 1,248 patient visits before enrollment was closed. The study demonstrated increased levels of dd-cfDNA in acute rejection using the non-invasive AlloSure assay. Based on the analytical validity and first analysis clinical validation data, we, in collaboration with clinical investigators, submitted two manuscripts for scientific peer-review. With the relevant information from the first analysis, we are developing a study design for a second clinical trial to establish the clinical utility of our dd-cfDNA kidney solution and engage with payers in an effort to ensure future access to and reimbursement for this novel non-invasive test for transplant surveillance.

We expect the Centers for Medicare and Medicaid Services, or CMS, to publish a final Clinical Lab Fee Schedule in late November or early December 2016, for reimbursement rates beginning January 1, 2017, including reimbursement for AlloMap. CMS is using a process referred to as “gapfill” to establish reimbursement rates for 2017. The gapfill process consists of a number of steps, including: (i) CMS obtaining preliminary proposed reimbursement for AlloMap from the eight Medicare Administrative Contractors, or MACs; (ii) CMS obtaining final reimbursement submission for AlloMap from the eight MACs; and (iii) a reconsideration period, with requests for reconsideration due by October 31, 2016. On June 10, 2016, CMS announced the proposed gapfill pricing from the MACs for patients covered by Medicare, which initially proposed that reimbursement for AlloMap be reduced from the current rate of $2,821 to $732. On September 30, 2016, CMS published a final gapfill reimbursement rate determination from the MACs, under which payment for the AlloMap test would be $1,921.  This reimbursement rate, determined by gapfill submissions from the MACs, is open to reconsideration submissions until October 31, 2016. We submitted a request for reconsideration of the reimbursement rate determined by the MACs. If an AlloMap reimbursement rate of $1,921 is published in the Clinical Lab Fee Schedule for 2017, it could cause us to discontinue AlloMap testing for Medicare patients because providing AlloMap tests at that reimbursement rate may not be economically viable. Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations. Additionally, some hospitals may reduce the use of AlloMap if it is not available to all patients, and only to non-Medicare recipients.

Completion of Allenex Acquisition

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex. Allenex is a transplant diagnostic company based in Stockholm, Sweden with 58 employees that develops, manufactures, and sells products that help match donor organs with potential recipients prior to transplantation. Our combination with Allenex creates an international transplant diagnostics company with product offerings along the pre- and post-transplant continuum. Allenex’s Olerup SSP line, which addresses HLA testing, is well recognized by the transplant community. As a result of the acquisition we now have a presence and direct distribution channels in the U.S. and Europe, with additional third party distributors in Europe and other markets around the world. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which approximately $5.7 million was deferred purchase consideration payable to the Midroc Invest AB, FastPartner AB and Xenella Holding AB, or the Majority Shareholders, by no later than March 31, 2017, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. Of the total cash consideration, $8.0 million of cash due to the Majority Shareholders, was deposited into an escrow account by us and subsequently invested in us by the Majority Shareholders through a purchase of our equity securities in a subsequent financing completed on June 15, 2016, or the Subsequent Financing. The Subsequent Financing was completed on June 15, 2016 and is described under the heading “—Private Placement” below. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by March 31, 2017. We determined at the date of the acquisition that those contingencies would be waived. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining 1.7% of the outstanding shares of common stock of Allenex. On June 8, 2016, we delisted Allenex’s common stock from Nasdaq Stockholm.

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

As of April 11, 2016, we reassessed the probability of the completion of a six-month bridge loan of $18.0 million with Oberland Capital SA Davos LLC and determined that it was not probable that the bridge loan would be consummated. We are currently disputing the fees associated with the bridge loan with Oberland Capital SA Davos LLC, but we have recorded a charge of $2.9 million in the nine months ended September 30, 2016 to expense financing costs associated with this bridge loan. These costs have been included as a component of other expense on our condensed consolidated statements of operations. As a result, the cash portion of the acquisition purchase price was paid from our general working capital.

On April 25, 2016, Oberland Capital SA Davos LLC, or Oberland, filed a breach of contract claim against us in the Supreme Court of the State of New York, County of New York, or the Oberland Complaint, alleging, among other things, that we breached certain provisions of the amended and restated commitment letter and the restated fee letter that we entered into with Oberland on February 8, 2016. On July 15, 2016, we filed an answer and made counterclaims against Oberland, or the Answer, generally denying the claims asserted by Oberland in the Oberland Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland. On August 4, 2016, Oberland filed a motion to dismiss our counterclaims. Oral arguments for this motion are scheduled for December 8, 2016. We intend to vigorously defend against the claims asserted by Oberland and vigorously pursue the counterclaims set forth in the Answer. However, there is no guarantee that we will prevail in this suit or recover damages from our counterclaims or other relief if we do prevail. As a result, we accrued the amount being claimed by Oberland of $1.4 million. See Note 9 of the unaudited condensed consolidated financial statements included elsewhere in Item 1 of Part 1 and Legal Proceedings included in Item 1 of Part II of this Quarterly Report on Form 10-Q for additional information.

Private Placement

On April 14, 2016, we completed a private placement transaction pursuant to which we issued and sold an aggregate of 591,860 Units, or the Private Placement. Each Unit was comprised of: (i) one share of our common stock, (ii) five shares of our Series A Mandatorily Convertible Preferred Stock, or Series A Preferred, and (iii) three warrants, each of which is exercisable for one share of our common stock at an exercise price of $4.98 per share. If the Company issues common stock at a price lower than the exercise price or issues stock options or other securities (other than securities issued pursuant to the Company’s stock or option plans or employment agreements, securities issued or issuable upon exercise or exchange of convertible securities outstanding as of the date the warrants were issued or securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company) with an exercise price that is lower than the current exercise price of the warrants, the exercise price of the warrants shall be adjusted to be equal to such lower price.  The purchase price was $23.94 per Unit (the equivalent of $3.99 per share of common stock, assuming conversion of the Series A Preferred). The closing of the Private Placement was conditioned upon the closing of our acquisition of Allenex, the consent of East West Bank, as the lender under the Loan Agreement, to the acquisition of Allenex, and certain other customary closing conditions, all of which occurred on April 14, 2016. The aggregate gross proceeds to us from the Private Placement were approximately $14.2 million, of which $1.8 million was paid in satisfaction of placement agent, escrow agent and legal fees as well as other direct issuance costs. Following the closing of the Private Placement, we agreed to a number of requirements, including submitting the Private Placement to our stockholders for approval pursuant to the rules of The NASDAQ Stock Market LLC, or the Requisite Stockholder Approval, and granting certain registration rights, including the registration of the shares of common stock sold in the Private Placement on a registration statement on Form S-3. On April 14, 2016, we and certain of our stockholders representing a majority of our outstanding shares of common stock entered into voting agreements, pursuant to which each such stockholder agreed to vote certain of our shares of common stock in favor of granting us the Requisite Stockholder Approval. The Requisite Stockholder Approval was obtained on June 16, 2016. On May 27, 2016, we filed a registration statement on Form S-3 with the SEC to register for resale the shares of common stock issued or issuable upon conversion of the Series A Preferred and upon exercise of the warrants sold in the Private Placement, or the 2016 Form S-3. The 2016 Form S-3 was declared effective by the SEC on July 12, 2016.

Upon obtaining the Requisite Stockholder Approval on June 16, 2016, each share of Series A Preferred was converted into one share of our common stock. In addition to the warrants issued to certain accredited investors in the Private Placement, on April 14, 2016, we also issued warrants to purchase an aggregate of 200,000 shares of our common stock to certain of our placement agents, or the Placement Agent Warrants. All of the Private Placement warrants and Placement Agent Warrants became exercisable after we obtained the Requisite Stockholder Approval on June 16, 2016. The Placement Agent Warrants are exercisable at an exercise price of $3.99 per share.

Concurrently, we also entered into Commitment Letters pursuant to which the Majority Shareholders agreed to purchase our equity securities in a subsequent financing, or the Subsequent Financing, which investment was completed on June 15, 2016. Pursuant to the Subsequent Financing, we issued to the Majority Shareholders an additional 334,169 Units, which consisted of (i) an aggregate of 334,169 shares of our common stock, (ii) an aggregate of 1,670,845 shares of Series A Preferred that were all converted into shares of our common stock upon obtaining the Requisite Stockholder Approval on June 16, 2016, and (iii) 1,002,507 warrants, each of which is exercisable for one share of our common stock at the same price per share as the Private Placement warrants.

M.M. Dillon & Co. Group, or M.M. Dillon, an investment banking firm, acted as one of our financial advisors and placement agents in connection with the Private Placement and the Subsequent Financing. A member of our board of directors is a managing director of M.M. Dillon, and, as such, we consider M.M. Dillon to be a related party. As a result of the Private Placement and Subsequent Financing, we paid approximately $1.1 million in placement fees to our placement agents, of which $0.2 million pertained to fees paid to M.M. Dillon. Additionally, M.M. Dillon also received Placement Agent Warrants to purchase 100,000 shares of our common stock.

Public Offering

On September 26, 2016, we completed an underwritten public offering pursuant to which we issued and sold an aggregate of 2,250,000 shares of our common stock at a public offering price of $4.00 per share, or the Public Offering. The aggregate gross proceeds to us were approximately $9.0 million, and $7.8 million net of issuance costs. The Public Offering was made pursuant to our registration statement on Form S-3, which was declared effective by the SEC on December 4, 2015, a base prospectus dated December 4, 2015 and a prospectus supplement dated September 21, 2016. Piper Jaffray & Co. acted as the sole underwriter for the Public Offering.

In connection with the Public Offering, in accordance with the anti-dilution provisions in the warrants issued in connection with the Private Placement and the Subsequent Financing, the exercise price of the 1,775,580 warrants and 1,002,507 warrants from the Private Placement and the Subsequent Financing warrants, respectively, was adjusted from $4.98 per share to $4.00 per share, which was the price paid by investors in the Public Offering.

We expect to use the proceeds from the Private Placement and other private financing activities, the Subsequent Financing and the Public Offering to fund the continued development of AlloSure, including a clinical utility trial and commercialization efforts, and for additional working capital and general corporate purposes.

SEC Comment Letter

On October 17, 2016, we received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission, or the “Staff”.  The comments from the Staff were issued with respect to its review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016.  We responded to the letter on October 28, 2016 and are awaiting a response from the Staff.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests, which represented 69% and 75% of our total revenues for the three and nine months ended September 30, 2016, respectively, and 98% of our total revenues for each of the three and nine months ended September 30, 2015. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of September 30, 2016, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. Additionally, CMS recently announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the gapfill fee schedule for 2017, which is in the reconsideration period, AlloMap reimbursement for patients covered by Medicare would be reduced from $2,821 to $1,921, effective January 1, 2017.  However, this rate is subject to requests for reconsideration until October 31, 2016 and we have submitted such a request. If the $1,921 rate is finalized, it could cause us to discontinue AlloMap testing for Medicare patients because providing AlloMap tests at that reimbursement rate may not be economically viable. Given the significant portion of payments to us represented by Medicare, the lower test revenue would have a material adverse effect on our operations and financial condition. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

We began recognizing product revenue following the acquisition of Allenex in the second quarter of 2016. Our product revenue is derived primarily from sales of Olerup SSP products and other related product lines. Product revenue represented 30% and 24% of total revenue for the three and nine months ended September 30, 2016, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete and tested and has been shipped, which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is recorded net of any discounts given to the buyer.

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

General and Administrative Expenses

General and administrative expenses include costs for our executive, finance, accounting and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to billing and collection, accounting, legal and other contract and administrative services and related infrastructure expenses, including allocated facility and overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and The NASDAQ Stock Market LLC, additional insurance expenses, investor relations activities and other administrative and professional services. For the three and nine months ended September 30, 2016, general and administrative expenses also included transaction related fees and expenses associated with the acquisition of Allenex and completion of the Private Placement and Subsequent Financing. Following the completion of the acquisition of Allenex and excluding costs incurred in connection with the acquisition of Allenex, we expect our general and administrative expenses will increase as we incur additional costs to finance our operations and growth, to integrate Allenex’s business with ours, comply with internal control requirements and other costs to operate globally.

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

Other Expense

For the three and nine months ended September 30, 2016, other expense primarily consisted of state franchise taxes and the impact of from changes in foreign currency exchange rates, in addition to a charge recorded to expense financing costs associated with a proposed six-month bridge loan with Oberland based on our determination that it was not probable that the bridge loan would be consummated. For the three and nine months ended September 30, 2015, other expense primarily consisted of state franchise taxes.

Change in Estimated Fair Value of Common Stock Warrant Liability

The freestanding warrants issued in connection with the Private Placement, Subsequent Financing and Placement Agent Warrants are recorded at their estimated fair value. The warrants were remeasured on September 30, 2016 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant liability on the condensed consolidated statements of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

(In thousands, except for AlloMap test results delivered)

	Three Months Ended September 30,
	2016	2015
AlloMap test results delivered	3,616	3,423
Revenue:
Testing revenue	$8,613	$7,007
Product revenue	3,754	—
Collaboration, license and other revenue	108	144
Total revenue	12,475	7,151
Operating expenses:
Cost of testing	2,604	2,568
Cost of product	3,355	—
Research and development	2,930	2,698
Sales and marketing	3,451	2,062
General and administrative	5,180	3,361
Change in estimated fair value of contingent consideration	(112)	(345)
Total operating expenses	17,408	10,344
Loss from operations	(4,933)	(3,193)
Interest expense	(568)	(251)
Other expense	(133)	(45)
Change in estimated fair value of common stock warrant liability	1,386	—
Income tax benefit	449	—
Net loss attributable to noncontrolling interest	35	—
Net loss attributable to CareDx, Inc.	$(3,764)	$(3,489)

Testing Revenue

AlloMap test results delivered increased by 193, or 6%, for the three months ended September 30, 2016 as compared to the same period of 2015. Testing revenue increased by $1.6 million, or 23%, for the three months ended September 30, 2016 as compared to the same period of 2015. The increase in testing revenue of $1.6 million reflects increased revenue corresponding to the 6% increase in test results delivered and was also due to an increase in cash basis revenue of $1.4 million compared to the same period of 2015. The increase in cash basis revenue reflects collections progress following the hiring of additional full-time and temporary billing employees in 2016, as part of a plan to increase our rate of collections.

Product Revenue

The product revenue reported for the three months ended September 30, 2016 was generated by Allenex following our acquisition of Allenex on April 14, 2016, and represents our sales of the Olerup SSP products and other Allenex products.

Collaboration, License and Other Revenue

Collaboration, license and other revenue decreased by approximately $36,000 for the three months ended September 30, 2016 as compared to the same period of 2015 due to a decrease in royalties received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by $36,000, or 1%, for the three months ended September 30, 2016 as compared to the same period of 2015. The increase reflects an increase in expenditures on laboratory materials.

Cost of Product

Cost of product reported for the three months ended September 30, 2016 was incurred by us as a result of the acquisition of Allenex on April 14, 2016, and represents cost of product from our sales of Olerup SSP products and other Allenex products. Cost of product includes $1.4 million of amortization of the acquisition-related mark-up in the value of inventory and $0.3 million of acquisition-related amortization of intangible assets.

Research and Development

Research and development expenses increased by $0.2 million, or 9%, for the three months ended September 30, 2016 as compared to the same period of 2015. The increase reflects our acquisition of Allenex on April 14, 2016. We incurred approximately $0.3 million of research and development expenses related to the Allenex business, primarily for the development of QTYPE subsequent to the acquisition.

Sales and Marketing

Sales and marketing expenses increased by approximately $1.4 million, or 69%, for the three months ended September 30, 2016 as compared to the same period of 2015. This increase reflects our acquisition of Allenex on April 14, 2016. We incurred approximately $1.5 million of sales and marketing expenses related to the Allenex business, including costs for trade shows and marketing efforts for the commercial launch of QTYPE at the end of September 2016 and includes $0.2 million of acquisition-related amortization of purchased intangible assets.

General and Administrative

General and administrative expenses increased by approximately $1.8 million, or 53%, for the three months ended September 30, 2016 as compared to the same period of 2015. The increase reflects approximately $0.7 million of general and administrative expenses incurred by our Allenex business subsequent to the acquisition. The increase also reflects $0.5 million of audit, legal, tax and other professional and consulting fees incurred in connection with our acquisition of Allenex.  The remaining increase reflects employee-related costs, fees for consulting, and professional service fees and financial advice related to the first corporate consolidation of Allenex.

Change in Estimated Fair Value of Contingent Consideration

The consideration for our business combination with IMX, which occurred in June 2014, includes a future payment that is contingent upon the achievement of a specified milestone which is included on our balance sheets as a contingent consideration liability. We revalued the contingent consideration liability for each of the three months ended September 30, 2016 and 2015 and recorded non-cash gains of $0.1 million and $0.4 million in our condensed consolidated statements of operations, respectively,  as a result of changes in the market value of our common stock.

Interest Expense

Interest expense increased by $0.3 million, or 126%, for the three months ended September 30, 2016 as compared to the same period of 2015. In connection with our acquisition of Allenex, we assumed its existing debt and incurred interest expense of $0.2 million following the acquisition. In addition, we incurred interest expense of $0.1 million on the deferred purchase consideration payable to the Majority Shareholders following our acquisition of Allenex.

Other Expense

Other expense for the three months ended September 30, 2016 increased by $0.1 million as compared to the same period of 2015. This expense is related to foreign currency transactions charges during the three months ended September 30, 2016.

Change in Estimated Fair Value of Common Stock Warrant Liability

During the three months ended September 30, 2016, we recorded a $1.4 million non-cash gain for the remeasurement of the fair value of warrants issued in the Private Placement, Subsequent Financing and Placement Agent Warrants as a result of a decrease in the market value of our common stock.

Comparison of the Nine Months Ended September 30, 2016 and 2015

(In thousands, except for AlloMap test results delivered)

	Nine Months Ended September 30,
	2016	2015
AlloMap test results delivered	10,577	9,793
Revenue:
Testing revenue	$22,317	$21,147
Product revenue	7,228	—
Collaboration, license and other revenue	226	349
Total revenue	29,771	21,496
Operating expenses:
Cost of testing	8,228	7,786
Cost of product	6,411	—
Research and development	9,231	6,629
Sales and marketing	8,544	6,453
General and administrative	16,250	8,553
Change in estimated fair value of contingent Consideration	(422)	(456)
Total operating expenses	48,242	28,965
Loss from operations	(18,471)	(7,469)
Interest expense	(1,351)	(1,334)
Other expense	(3,334)	(142)
Change in estimated fair value of common stock warrant liability	(1,779)	—
Income tax benefit	888	—
Net loss attributable to noncontrolling interest	58	—
Net loss attributable to CareDx, Inc.	$(23,989)	$(8,945)

Testing Revenue

Testing revenue increased by $1.2 million, or 6%, for the nine months ended September 30, 2016 as compared to the same period of 2015. AlloMap test results delivered increased by 784, or 8%, for the nine months ended September 30, 2016 as compared to the same period of 2015. The increase in testing revenue during the nine months ended September 30, 2016 reflects $0.6 million of increased revenue corresponding to the 6% increase in test results delivered and an increase in cash basis revenue of $0.9 million. The increase in cash basis revenue reflects collections progress following the hiring of additional full-time and temporary billing employees during the three months ended June 30, 2016, as part of a plan to increase our rate of collections.

Product Revenue

The product revenue reported for the nine months ended September 30, 2016 was generated by Allenex following our acquisition of Allenex on April 14, 2016, and represents our sales of the Olerup SSP products and other Allenex products.

Collaboration, License and Other Revenue

Collaboration, license and other revenue decreased by approximately $0.1 million, or 35%, during the nine months ended September 30, 2016 as compared to the same period of 2015 due to a decrease in royalties received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by approximately $0.4 million, or 6%, during the nine months ended September 30, 2016 as compared to the same period of 2015. The increase reflects an increase in our expenditures on laboratory materials to support the increase in testing volume.

Cost of Product

Cost of product reported for the nine months ended September 30, 2016 was incurred due to our acquisition of Allenex on April 14, 2016, and represents cost of product from the sale of the Olerup SSP products and other Allenex products. Cost of product includes $2.6 million of amortization of the acquisition-related mark-up in the value of inventory and $0.6 million of acquisition-related amortization of intangible assets.

Research and Development

Research and development expenses increased by $2.6 million, or 39%, for the nine months ended September 30, 2016 as compared to the same period of 2015. The increase reflects higher headcount related expenses of $0.7 million and additional expenditures of $0.9 million for our dd-cfDNA clinical trials. The increase also reflects our acquisition of Allenex on April 14, 2016. We incurred approximately $0.6 million of research and development expenses related to the Allenex business subsequent to the acquisition, primarily for the development of QTYPE subsequent to the acquisition.

Sales and Marketing

Sales and marketing expenses increased by approximately $2.1 million, or 33%, for the nine months ended September 30, 2016 as compared to the same period of 2015. This increase is mainly due to our acquisition of Allenex on April 14, 2016. We incurred approximately $2.6 million of sales and marketing expenses related to the Allenex business subsequent to the acquisition, including approximately $0.5 million of acquisition-related amortization of purchased intangible assets. This increase was partially offset by reduced spending on discretionary marketing activities.

General and Administrative

General and administrative expenses increased by approximately $7.7 million, or 90%, for the nine months ended September 30, 2016 as compared to the same period of 2015. This increase includes approximately $1.4 million of general and administrative expenses incurred by our Allenex business subsequent to the acquisition. The increase also reflects approximately $4.3 million of audit, legal, tax and other professional and consulting fees incurred in connection with our acquisition of Allenex.  The remaining increase reflects employee-related costs, fees for consulting, and professional service fees and financial advice related to the integration of Allenex.

Change in Estimated Fair Value of Contingent Consideration

The consideration for our business combination with IMX, which occurred in June 2014, includes a future payment that is contingent upon the achievement of a specified milestone which is included on our balance sheets as a contingent consideration liability. We revalued the contingent consideration liability for the nine months ended September 30, 2016 and 2015 and recognized non-cash gains of $0.4 million and $0.5 million, respectively, in our condensed consolidated statements of operations as a result of changes in the market value of our common stock during those periods.

Interest Expense

Interest expense increased by less than $0.1 million, or 1%, for the nine months ended September 30, 2016 as compared to the same period of 2015. A loss on extinguishment of debt of $0.6 million resulting from our pay-off of a term loan in January 2015 was offset by higher interest expenses of $0.6 million connected with our acquisition of Allenex on April 14, 2016. In connection with our acquisition of Allenex, we assumed its existing debt and incurred interest expense of $0.4 million on the assumed debt following the acquisition. In addition, we incurred interest expense of $0.2 million on the deferred purchase consideration payable to the Majority Shareholders following our acquisition of Allenex.

Other Expense

Other expense for the nine months ended September 30, 2016 increased by $3.2 million as compared to the same period of 2015. The increase reflects a $2.9 million charge to expense financing costs associated with a six-month bridge loan with Oberland that did not materialize and based on our determination that it was not probable that the bridge would be consummated. Additionally, we incurred $0.2 million of foreign currency transactions charges. Other expense for nine months ended September 30, 2015 was $0.1 million, which primarily consisted of state franchise taxes.

Change in Estimated Fair Value of Common Stock Warrant Liability

During the nine months ended September 30, 2016, we incurred a $1.8 million charge for the remeasurement of the fair value of the warrants issued in the Private Placement, Subsequent Financing and Placement Agent Warrants.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,462)	$(5,776)
Investing activities	(21,194)	(1,123)
Financing activities	27,061	4,422
Effect of exchange rate changes on cash and cash equivalents	(28)	—
Net decrease in cash and cash equivalents	$(7,623)	$(2,477)

Operating Activities

Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the statements of operations and changes in operating assets and liabilities. Cash used in operating activities for the nine months ended September 30, 2016 was $13.5 million. Our net loss for the period of $24.0 million was the primary use of our cash and included $4.3 million of fees and expenses incurred in connection with our acquisition of Allenex. The net loss also included a number of noncash items including a $1.8 million charge for the remeasurement of the fair value of warrants, a charge of $2.9 million to expense financing charges, stock-based compensation expense of $1.5 million, depreciation and amortization of $2.2 million, amortization of an inventory fair market value adjustment of $2.7 million, and a revaluation gain of $0.4 million on a contingent consideration liability remeasurement. Net operating assets and liabilities increased by $2.5 million, which was primarily caused by an increase in accrued and other liabilities.

Cash used in operating activities for the nine months ended September 30, 2015 was $5.8 million. Our net loss of $8.9 million was the primary use of cash, which included AlloSure development costs, expansion of our sales and marketing activities, and increased general and administrative costs. Our net loss for the period included $1.2 million of net non-cash expenses, including stock-based compensation expense of $1.0 million, depreciation and amortization expense of $0.6 million non-cash, a contingent liability gain of $0.5 million and interest expenses for the amortization of debt issuance costs associated with new debt, and a loss on extinguishment from a previous debt. Cash used in operating activities also included a decrease in our net operating assets of $1.9 million, including a decrease in accounts receivable of $0.4 million, an increase in accounts payable and accrued and other liabilities of $1.5 million, an increase in payroll liabilities of $0.5 million as a result of accrued employee bonuses, and an increase in inventory, prepaid expenses and other assets of $0.5 million.

Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $21.2 million, which was mainly the cash paid to acquire Allenex of $20.6 million, net of cash acquired of $0.6 million. Net cash used in investing activities during the nine months ended September 30, 2016 also included $0.6 million for purchases of property and equipment.

We expect capital expenditures to increase in 2016 and beyond due to the acquisition of Allenex and our expansion as a global company.

During the nine months ended September 30, 2015, net cash used in investing activities was $1.1 million for purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $27.1 million primarily due to net proceeds received from the Public Offering of $8.3 million, net of issuance cost, from the issuance of securities in private financing transactions of $20.6 million, and $0.3 million from the issuance of common stock under the employee stock purchase plan, offset by $2.2 million of principal payments on debt and capital lease obligations.

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

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $197.1 million at September 30, 2016. As of September 30, 2016, we had cash and cash equivalents of $22.3 million, and $26.8 million of debt outstanding under our debt and capital lease obligations, net of debt discount and issuance costs.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex for an aggregate purchase consideration of approximately $34.1 million which consisted of (i) $26.9 million of cash, of which approximately $5.7 million was deferred purchase consideration payable to the Majority Shareholders by no later than March 31, 2017, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Majority Shareholders through a purchase of our equity securities in the Subsequent Financing, which was completed on June 15, 2016. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, we delisted Allenex’s common stock from Nasdaq Stockholm.

On April 14, 2016, we completed a private placement, or the Private Placement, pursuant to which we received aggregate gross proceeds of approximately $14.2 million. We made payments of approximately $1.1 million and $97,000 in placement fees and other offering expenses, respectively, to placement agents in connection with the Private Placement and Subsequent Financing. On June 15, 2016, we completed the Subsequent Financing with aggregate gross proceeds of $8.0 million. Securities issued in the Subsequent Financing were issued and sold at the same price and upon substantially the same terms as securities issued in the Private Placement.

On September 26, 2016, we completed the Public Offering pursuant to which we issued and sold an aggregate of 2,250,000 shares of our common stock at a public offering price of $4.00 per share. The aggregate gross proceeds to us were $9.0 million and the net proceeds after debt issuance costs was approximately $7.8 million. The Public Offering was made pursuant to our registration statement on Form S-3, which was declared effective by the SEC on December 4, 2015, a base prospectus dated December 4, 2015 and a prospectus supplement dated September 21, 2016. Piper Jaffray & Co. acted as the sole underwriter for the Public Offering.

Due to insufficient working capital in Allenex, a debt covenant in the Danske Bank A/S, or Danske, loan facility, relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016 and September 30, 2016. While Allenex received a waiver from Danske for these violations, due to continuing liquidity matters, we determined that it is not probable that Allenex will be in compliance with this covenant in future periods. For these reasons, the long-term debt due to Danske was classified as a current liability in the condensed consolidated balance sheet as of September 30, 2016. Additionally, if the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate.

We expect CMS to publish a final Clinical Lab Fee Schedule in late November or early December 2016, for reimbursement rates beginning January 1, 2017, including   reimbursement for AlloMap. CMS is using a process referred to as “gapfill” to establish reimbursement rates for 2017. The gapfill process consists of a number of steps, including: (i) CMS obtaining preliminary proposed reimbursement for AlloMap from the eight Medicare Administrative Contractors, or MACs; (ii) CMS obtaining final reimbursement submission for AlloMap from the eight MACs; and (iii) a reconsideration period, with requests for reconsideration due by October 31, 2016. On June 10, 2016, CMS announced the proposed gapfill pricing from the MACs for patients covered by Medicare, which initially proposed that reimbursement for AlloMap be reduced from the current rate of $2,821 to $732.  On September 30, 2016, CMS published a final gapfill reimbursement rate determination from the MACs, under which payment for the AlloMap test would be $1,921.  This reimbursement rate, determined by gapfill submissions from the MACs, is open to reconsideration submissions until October 31, 2016. We submitted a request for reconsideration of the reimbursement rate determined by the MACs. If an AlloMap reimbursement rate of $1,921 is published in the Clinical Lab Fee Schedule for 2017, it could cause us to discontinue AlloMap testing for Medicare patients because providing AlloMap tests at that reimbursement rate may not be economically viable. Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations. Additionally, some hospitals may reduce the use of AlloMap if it is not available to all patients, and only to non-Medicare recipients.

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

Absent additional and sufficient financing and provided that Danske does not demand repayment of debt, we will exhaust our cash and cash equivalents in the quarter ending March 2017 unless we substantially reduce our costs and operations, including research and development activities, marketing activities and programs, and other general and administrative expenses. As a result of our obligations and lack of immediately available financial resources, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business, which raises substantial doubt about our ability to continue as a going concern. Moreover, we do not believe that we will have sufficient cash to meet our projected operating requirements for the next 12 months from the condensed consolidated balance sheet date included in this Quarterly Report on Form 10-Q unless we raise additional financing. If we are unsuccessful in our efforts to raise sufficient outside financing or refinancing in the near term, we will be required to significantly reduce or cease operations.

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

Product Revenue

We recognize product revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of an arrangement exists, the product is complete and tested and has been shipped or delivered, as required to transfer title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue until the cash is received. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is recorded net of any discounts given to the buyer.

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

Warrants

On April 14, 2016 and June 15, 2016, we completed the Private Placement and Subsequent Financing, respectively, which included the issuance of freestanding warrants to certain accredited investors and placement agents to purchase shares of our common stock.

The freestanding warrants issued pursuant to the Private Placement and Subsequent Financing are classified as liabilities on the condensed consolidated balance sheet and recorded at their estimated fair value. The warrants are remeasured each reporting period with changes recorded in change in estimated fair value of common stock warrant liability on the condensed consolidated statements of operations.

We utilize a Monte Carlo simulation model to estimate the fair value of the warrants issued in the Private Placement and the Subsequent Financing, and the Placement Agent Warrants. The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. These variables include our stock price, the expected term of the warrants, the volatility of our stock prices and our peers’ stock prices over such expected term, and the risk-free interest rate for the expected term of the warrants. The variables used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. If we issues common stock at a price lower than the exercise price or issues stock options or other securities (other than securities issued pursuant to our stock or option plans or employment agreements, securities issued or issuable upon exercise or exchange of convertible securities outstanding as of the date the warrants were issued or securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors) with an exercise price that is lower than the current exercise price of the warrants, the exercise price of the warrants shall be adjusted to be equal to such lower price.

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

Other than the policies noted above, there have been no other material changes in our critical accounting policies and estimates during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended, originally filed with the SEC on March 29, 2016.

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

Following the criteria above, Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allow us to recognize the related revenue on an accrual basis under U.S. GAAP. For the nine months ended September 30, 2016 and 2015, 35% and 33%, respectively, of our AlloMap revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded and, for a portion of our tests, we may never realize revenue.

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

On June 10, 2016, CMS announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the gapfill reimbursement rate for 2017, which is in the reconsideration period with publication of the Clinical Lab Fee Schedule for 2017 pending, AlloMap reimbursement for patients covered by Medicare would be reduced from $2,821 to $1,921, effective January 1, 2017. However, this rate is subject to requests for reconsideration until October 31, 2016 and we have submitted such a request.

Development of Additional Products

We rely on sales of AlloMap, Olerup SSP, SBT Resolver and XM-ONE to generate the majority of our revenue. Our product development pipeline includes other transplant diagnostic solutions to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime. Currently, our product development pipeline includes new products such as AlloSure. QTYPE was commercially launched at the end of September 2016. We expect to invest in research and development in order to develop additional products. Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Contractual Obligations

		Payments Due by Period
		Remainder of	Fiscal 2017	Fiscal 2019	Fiscal 2022
	Total	2016	to 2018	to 2021	and Beyond
	(in thousands)
Debt obligations	$26,630	$12,662	$13,968	$—	$—
Deferred purchase consideration	6,200	—	6,200	—	—
Operating lease obligations	8,535	507	4,061	3,967	—
Capital lease obligations	339	63	195	81	—
Inventory purchase commitment	930	930	—	—	—
Software purchase commitment	324	25	299	—	—
Total	$42,958	$14,187	$24,723	$4,048	$—

Pursuant to the terms of the Loan Agreement, the maturity date of the amounts loaned to us by East West Bank is December 1, 2018. Our obligation to make principal payments under the Loan Agreement commenced on July 1, 2016, and the loan is payable in 30 equal monthly installments. The First Amendment modified certain financial covenants of the Loan Agreement, added an equity financing covenant to the Loan Agreement and provided for restrictions on certain transactions between us and our subsidiaries. The Second Amendment, among other things, amended the Loan Agreement to permit certain transactions between us and our subsidiaries and to add intellectual property as collateral security. As of September 30, 2016, we were in compliance with our debt covenants with East West Bank.

The acquisition of Allenex required, and, we obtained consent from East West Bank as our lender. East West Bank’s consent was contingent upon the closing of a private placement financing for aggregate cash proceeds of at least $12.0 million and separately depositing into an escrow account cash of $8.0 million relating to a commitment by the Majority Shareholders to purchase our equity securities in the Subsequent Financing, all of which occurred on April 14, 2016. We are also required to raise another $20.0 million through one or more equity financings by March 31, 2017, prior to paying the fully accreted value of $6.2 million of deferred purchase price consideration to the Majority Shareholders.

Pursuant to the terms of promissory notes that Allenex issued to FastPartner AB, we owe principal totaling SEK 15,400,000, or approximately $1.8 million in U.S. dollars. This debt was outstanding as of September 30, 2016, and is payable in a lump sum on December 31, 2016. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner AB, Mohammed Al Amoudi and  Olerup SSP AB, dated June 25, 2013, or the Intercreditor Agreement, until the term loan facility with Danske, or the Term Loan Facility, is repaid, FastPartner AB may not demand or receive payment of its subordinated promissory notes, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory notes, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner AB. FastPartner AB is one of the three Majority Shareholders and a related party to us.

Pursuant to the terms of a promissory note that Allenex issued to Mohammad Al Amoudi, we owe principal in the amount of SEK 10,600,000, or approximately $1.2 million in U.S. dollars. This debt was outstanding as of September 30, 2016, and is payable in a lump sum on December 31, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to Mohammad Al Amoudi. Mohammed Al Amoudi is affiliated with Midroc Invest AB and Xenella Holding AB, which are two of the three Majority Shareholders. Mohammed Al Amoudi is a related party to us.

Pursuant to the terms of a loan agreement that Allenex entered into with SSP Primers Aktieboulag, SEK 10,000,000, or approximately $1.2 million in U.S. dollars, was outstanding as of September 30, 2016, and is payable in two equal payments of SEK 5,000,000, or approximately $0.6 million in U.S. dollars, in February 2017 and February 2018.

Pursuant to the Term Loan Facility, SEK 63,500,000, or approximately $7.4million in U.S. dollars, was outstanding as of September 30, 2016, and one quarterly payment of SEK 1,500,000, or approximately $0.2 million in U.S. dollars, are payable in the fourth quarter of 2016, and six quarterly payments of SEK 3,000,000, or approximately $0.4 million in U.S. dollars, are payable in 2017 and the first half of 2018, and the remaining balance of SEK 44,000,000, or approximately $5.1 million in U.S. dollars, is due in June 2018. Notwithstanding the repayment schedule provided by the Term Loan Facility, the full outstanding balance was reclassified to current liabilities due to the end of the quarterly roll-over provisions on December 31, 2016.

Due to insufficient working capital in Allenex, a debt covenant in the Term Loan Facility relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016 and September 30, 2016. We obtained waivers from Danske for each of these violations of the debt covenant. Although each of these violations of the leverage ratio covenant may be resolved upon the next measurement date of December 31, 2016, Danske has the ability to demand repayment of the debt if the violation is not resolved. For these reasons, the long-term debt due to Danske was classified as a current liability in the condensed consolidated balance sheet as of September 30, 2016. Additionally, if the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate.

Pursuant to a short term credit facility that Allenex entered into with Danske, we have total available credit of SEK 10,000,000, or approximately $1.2 million in U.S. dollars. As of September 30, 2016, our outstanding balance was SEK 5,200,000, or approximately $0.6 million in U.S. dollars, and pursuant to a quarterly roll-over provision is due on December 31, 2016.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $22.3 million and $34.0 million at September 30, 2016 and 2015, respectively, which consisted of bank deposits and money market funds. Additionally, we had debt of $26.4 million and $15.7 million as of September 30, 2016 and 2015, respectively. Most of our current debt arrangements bear a daily floating rate. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates, which is approximately a 10% increase or decrease, as applicable, in the cost of borrowing, during any of the periods presented would not have a material impact on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

Since 2014, our AlloMap test has been offered in Europe through our agreement with Diaxonhit. From 2014 to August 2015, our AlloMap test was offered in Canada through our agreement with LifeLabs Medical Laboratory Services. Payments to us under these agreements are denominated in U.S. dollars.

Following the acquisition of Allenex on April 14, 2016, with operations in Sweden and other countries in Europe, we are subject to significant foreign currency exposures, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in Swedish Krona and Euro and to a lesser extent in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona and the Euro, which is also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2016, would have negatively impacted our annual financial results by $1.5 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. During the quarter ended June 30, 2016, we identified material weaknesses in our internal control over financial reporting relating to: (i) certain areas of our financial statement close process, specifically with respect to an incorrect classification of the deferred consideration payable to the Majority Shareholders within our consolidated statement of cash flows following the Allenex acquisition, and (ii) a failure in the design and implementation of controls over our accounting for business combinations, specifically we did not design and implement transaction level or management review controls for the oversight, integration and consolidation of the acquired entities or controls to assess the completeness and accuracy of information, including key inputs and assumptions used by third party specialists, used in estimating the fair value of assets acquired and liabilities assumed. These control deficiencies resulted in the incorrect valuation of inventories and certain intangible assets acquired. These errors were corrected in the consolidated financial statements included in the Company’s Form 10-Q for the quarter ending June 30, 2016.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Efforts to Address Material Weaknesses

We have prepared a preliminary remediation plan to address the underlying causes of the material weaknesses described above. The preliminary remediation plan includes, among other things, reassessing the design and operation of internal controls over our financial statement close process and the related accounting staffing levels and experience; and designing and implementing effective internal controls related to business combination, including management’s review of the completeness and accuracy of information and key inputs and assumptions used to estimate the fair value of assets acquired and liabilities assumed. We cannot assure you that the measures we may take in response to these material weaknesses will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the material weakness and the preliminary remediation plan noted above.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 25, 2016, Oberland filed a breach of contract claim against us in the Supreme Court of the State of New York, County of New York, or the Oberland Complaint, alleging, among other things, that we breached certain provisions of the amended and restated commitment letter and the restated fee letter that we entered into with Oberland on February 8, 2016. Pursuant to the Oberland Complaint, Oberland is seeking damages against us in the amount of at least $1.4 million, plus costs and expenses, including the fees and expenses of Oberland’s attorneys. On July 15, 2016, we filed an answer and made counterclaims against Oberland, or the Answer, generally denying the claims asserted by Oberland in the Oberland Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland. Pursuant to the Answer, we are seeking dismissal of the Oberland Complaint in its entirety, recession of all agreements with Oberland and damages of not less than $1.3 million, together with interest and punitive damages, if deemed appropriate under applicable law, and costs and disbursements of the action, including reasonable attorneys’ fees. On August 4, 2016, Oberland filed a motion to dismiss our counterclaims and affirmative defenses asserted in the Answer. We believe that we have meritorious defenses to the claims asserted in the Oberland Complaint and that the counterclaims asserted by us in the Answer have merit. We intend to vigorously defend against the claims asserted by Oberland and vigorously pursue the counterclaims set forth in the Answer. Oral arguments for this motion are scheduled for December 8, 2016. However, there is no guarantee that we will prevail in this suit or recover damages from our counterclaims or other relief if we do prevail. As a result, we had accrued the amount being claimed by Oberland of $1.4 million. See Note 9 of the unaudited condensed consolidated financial statements included elsewhere in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for additional information.

In addition, on June 15, 2016, we received a letter from Nasdaq OMX Stockholm AB, or the Exchange, regarding our compliance with the requirements of the Nasdaq Stockholm Takeover Rules, or the Takeover Rules, and good practice in the securities market in Sweden in connection with our recently completed acquisition of Allenex AB. The Exchange concluded that we violated certain technical provisions of the Takeover Rules and acted contrary to good practice in the securities market in Sweden, and gave us the opportunity to submit our views before it decided whether to refer the matter to its Disciplinary Committee. On July 11, 2016, we submitted a response, which was considered by the Exchange in making a final determination whether to refer the matter to its Disciplinary Committee for further assessment. On September 21, 2016, we received notice from the Exchange that, by letter dated September 20, 2016 from the Exchange to its Disciplinary Committee, the Exchange has referred the matter to the Disciplinary Committee and is seeking a ruling from the Disciplinary Committee regarding disciplinary sanction. The Disciplinary Committee has the authority to impose a fine and/or sanctions. We have been granted an opportunity to submit documents in support of our position to the Disciplinary Committee.  This submission must be completed by November 24, 2016.  A hearing before the Disciplinary Committee is currently scheduled for December 9, 2016. Takeover Rules authorize the Exchange to impose a special fine ranging between SEK 50,000 (approximately $6,000) and SEK 100 million (approximately $12.0 million). We cannot predict the outcome of the Disciplinary Committee review. An adverse determination by the Disciplinary Committee could have a material adverse effect on us.

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

We have incurred substantial net losses since our inception, and we expect to continue to incur additional losses for the next several years. For the nine months ended September 30, 2016 and September 30, 2015, our net loss was $24.0 million and $8.9 million, respectively. As of September 30, 2016, we had an accumulated deficit of $197.1 million. For the year ended December 31, 2015, our net loss was $13.7 million. As of December 31, 2015, we had an accumulated deficit of $173.1 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

•

researching, developing, validating and commercializing potential new diagnostic solutions, including additional expenses in connection with our continuing development of AlloSure and other future diagnostic solutions;

•	developing, presenting and publishing additional clinical and economic utility data intended to increase payer coverage and clinician adoption of our current and future solutions;
•	expansion of our operating capabilities;
•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;
•	the process of integrating the Allenex business and the associated potential disruptions to our business;
•	future clinical trials;
•	expansion of the size and geographic reach of our sales force and our marketing capabilities to commercialize our existing and future solutions;
•	employment of additional clinical, quality control, scientific, customer service, laboratory, billing and reimbursement and management personnel; and
•	employment of operational, financial, accounting and information systems personnel, consistent with expanding our operations and our status as a public company.

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

*We will require additional financing.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex AB, or Allenex. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which approximately $5.7 million was deferred purchase consideration payable to Midroc Invest AB, FastPartner AB and Xenella Holding AB, or the Majority Shareholders, by no later than March 31, 2017, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Majority Shareholders through a purchase of our equity securities in a subsequent financing, or the Subsequent Financing. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by no later than March 31, 2017. Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex. We determined at the date of the acquisition that these contingencies would be waived. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, we delisted Allenex’s common stock from Nasdaq Stockholm.

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

On September 26, 2016, we completed the Public Offering pursuant to which we issued and sold an aggregate of 2,250,000 shares of our common stock at a public offering price of $4.00 per share, or the Public Offering. The aggregate gross proceeds to us were approximately $9.0 million, and $7.8 million net of issuance costs. The Public Offering was made pursuant to our registration statement on Form S-3, which was declared effective by the SEC on December 4, 2015, a base prospectus dated December 4, 2015 and a prospectus supplement dated September 21, 2016. Piper Jaffray & Co. acted as the sole underwriter for the Public Offering.

Notwithstanding the prior transactions, we will require additional financing and/or refinancing of our current debt obligations to fund working capital, repay debt and to pay our obligations, including our year-end obligations under a term loan facility, or the Term Loan Facility, with Danske Bank A/B, or Danske, and our obligations to FastPartner AB and Mohammed Al Amoudi under our outstanding promissory notes with such parties. Our obligations under the promissory notes are secured by a pledge of shares of Allenex. We may pursue financing and refinancing opportunities in both the private and public debt and equity markets through sales of debt or equity securities. Additional financing might include one or more offerings and one or more of a combination of discounted or at-the-market common stock, securities convertible into or exchangeable for shares of common stock, warrants or other rights to purchase or acquire common stock.

Absent the receipt of additional financing and provided that Danske, does not demand repayment of debt, we expect that we will exhaust our cash and cash equivalents in the quarter ended March 31, 2017 unless we substantially reduce our costs and operations, including research and development activities, marketing activities and programs, and other general and administrative expenses. As a result of our obligations and lack of immediately available financial resources, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, or refinance our indebtedness in the near term, we will be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements as of and for each of the three years in the period ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, included a “going concern” explanatory paragraph indicating that our recurring losses from operations and need for additional capital raise substantial doubt about our ability to continue as a going concern.

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

For the past three months and nine months ended September 30, 2016, payments from Medicare for AlloMap represented 45% of post-transplant testing revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

We expect the Centers for Medicare and Medicaid Services, or CMS, to publish a final Clinical Lab Fee Schedule in late November or early December 2016, for reimbursement rates beginning January 1, 2017, including reimbursement for AlloMap. CMS is using a process referred to as “gapfill” to establish reimbursement rates for 2017. The gapfill process consists of a number of steps, including: (i) CMS obtaining preliminary proposed reimbursement for AlloMap from the eight Medicare Administrative Contractors, or MACs; (ii) CMS obtaining final reimbursement submission for AlloMap from the eight MACs; and (iii) a reconsideration period, with requests for reconsideration due by October 31, 2016. On June 10, 2016, CMS announced the proposed gapfill pricing from the MACs for patients covered by Medicare, which initially proposed that reimbursement for AlloMap be reduced from the current rate of $2,821 to $732.  On September 30, 2016, CMS published a final gapfill reimbursement rate determination from the MACs, under which payment for the AlloMap test would be $1,921.  This reimbursement rate, determined by gapfill submissions from the MACs, is open to reconsideration submissions until October 31, 2016. We submitted a request for reconsideration of the reimbursement rate determined by the MACs. If an AlloMap reimbursement rate of $1,921 is published in the Clinical Lab Fee Schedule for 2017, it could cause us to discontinue AlloMap testing for Medicare patients because providing AlloMap tests at that reimbursement rate may not be economically viable. Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations. Additionally, some hospitals may reduce the use of AlloMap if it is not available to all patients, and only to non-Medicare recipients.

Even if the reimbursement levels are increased from the rate posted on September 30, 2016, if they are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.

On a five-year rotational basis, Medicare requests bids for its regional MAC, services. Medicare reimbursement for AlloMap began in 2006 and has continued through three successive MACs. The MAC for California is currently Noridian Healthcare Solutions. Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the U.S. so long as the tests are performed in our California laboratory. We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloMap at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloMap could impact the coverage or payment amount for our test and our ability to obtain Medicare coverage for any products we may launch in the future.

Any decision by CMS or its local contractors to reduce or deny coverage for our test would have a significant adverse effect on our revenue and results of operations. Any such decision could also cause affected clinicians treating Medicare covered patients to reduce or discontinue the use of our AlloMap test.

*Our financial results currently are largely dependent on sales of one post-transplant test, AlloMap, and Allenex’s current Olerup SSP products for pre-transplant matching, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.

A majority of our revenue is currently dependent on sales of AlloMap for heart transplant recipients and secondarily from sales of Olerup SSP products for pre-transplant matching of donors and recipients. We expect that sales of AlloMap and Olerup SSP products will account for a substantial portion of our revenue for at least the next two years. Although we are working to commercialize AlloSure, our dd-cfDNA-based solution for solid organ transplant recipients, and QTYPE for more rapid testing of pre-transplant organs and tissues, even if we are successful in developing these new tests, we expect that adoption will take many quarters during which our financial results will depend on the performance of our existing solutions and test. While we are in the process of commercializing AlloSure for kidney transplant recipients, the first group of patients the test will be available for, even if we are successful in developing this test, we do not expect to receive approval for reimbursement of this test, which will drive its value as a contributor to our revenue stream, for at least the next several fiscal quarters. If we are unable to increase sales of AlloMap or Olerup SSP products or successfully develop and commercialize other solutions, tests or enhancements, such as QTYPE, which was commercially launched at the end of September 2016, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

*We are subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.

We are currently involved in, and from time to time in the future may become involved in, lawsuits, claims and proceedings incident to the ordinary course of or otherwise in connection with our business. Litigation is inherently unpredictable. For example, on June 14, 2016, Oberland Capital SA Davos LLC, or Oberland, filed a breach of contract claim against us in the Supreme Court of the State of New York, County of New York, or the Oberland Complaint, alleging, among other things, that we breached certain provisions of the amended and restated commitment letter and the restated fee letter that we entered into with Oberland on February 8, 2016. Pursuant to the Oberland Complaint, Oberland is seeking a monetary judgment against us in the amount of at least $1.4 million, plus costs and expenses, including the fees and expenses of Oberland’s attorneys. On July 15, 2016, we filed an answer and counterclaims against Oberland, or the Answer, generally denying the claims asserted in the Oberland Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland. Pursuant to the Answer, we are seeking dismissal of the Oberland Complaint in its entirety, rescission of all agreements with Oberland and damages of not less than $1.3 million, together with interest and punitive damages, if deemed appropriate under applicable law, and costs and disbursements of the action, including reasonable attorneys’ fees. On August 4, 2016, Oberland filed a motion to dismiss our counterclaims and affirmative defenses asserted in the Answer. Oral arguments on this motion are scheduled for December 8, 2016. There is no guarantee that we will prevail in this suit or receive any damages or other relief if we do prevail. Moreover, our defense of this lawsuit and others that may be brought against us in the future may be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources, each of which may adversely affect our business, financial condition and results of operations.

In addition, on June 15, 2016, we received a letter from Nasdaq OMX Stockholm AB (the “Exchange”) regarding our compliance with the requirements of the Nasdaq Stockholm Takeover Rules (the “Takeover Rules”) and good practice in the securities market in Sweden in connection with our recently completed acquisition of Allenex AB. The Exchange concluded that we violated certain technical provisions of the Takeover Rules and acted contrary to good practice in the securities market in Sweden, and gave us the opportunity to submit our views before it decided whether to refer the matter to its Disciplinary Committee. On July 11, 2016, we submitted a response, which was considered by the Exchange in making a final determination whether to refer the matter to its Disciplinary Committee for further assessment. On September 21, 2016, we received notice from the Exchange that, by letter dated September 20, 2016 from the Exchange to its Disciplinary Committee, the Exchange has referred the matter to the Disciplinary Committee and is seeking a ruling from the Disciplinary Committee regarding disciplinary sanction. The Disciplinary Committee has the authority to impose a fine and/or sanctions. We have been granted an opportunity to submit documents in support of our position to the Disciplinary Committee.  This submission must be completed by November 24, 2016.  A hearing before the Disciplinary Committee is currently scheduled for December 9, 2016. Takeover Rules authorize the Exchange to impose a special fine ranging between SEK 50,000 (approximately $6,000) and SEK 100 million (approximately $12.0 million). We cannot predict the outcome of the Disciplinary Committee review. An adverse determination by the Disciplinary Committee could have a material adverse effect on us.

*The development and commercialization of additional diagnostic solutions, including solutions related to the acquisition of Allenex, are a key to our growth strategy. New test development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize additional diagnostic solutions.

Key elements of our strategy are to discover, develop, validate and commercialize a portfolio of new diagnostic solutions in addition to AlloMap and Olerup SSP. While we have engaged in discovery and development activity for AlloSure, our dd-cfDNA solution for solid organ transplant recipients, we will be required to devote considerable additional efforts and resources to the further research and development of this test to demonstrate its clinical validity and utility before it will be fully adopted for use in recipients of various types of donated organs. Our planned new diagnostic solutions for organs other than the heart or kidney, are at much earlier stages of development. dd-cfDNA solutions are a novel technology, and to date have not been used commercially in the field of transplantation surveillance. In connection with the acquisition of Allenex, we acquired two new potential commercial opportunities, QTYPE and XM-ONE, to address pre-transplantation testing needs. In 2014 and 2015, Allenex expended significant resources to develop QTYPE. QTYPE was commercially launched at the end of September 2016. XM-ONE is a research product for larger medical centers and we are working to establish broader commercial use. We cannot assure you that we will be able to successfully complete development of or commercialize any of our planned future or recently launched solutions, or that they will prove to be capable of reliably being used for organ surveillance in the heart or in other types of organs. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

•	conduct substantial research and development;
•	obtain the necessary testing samples and related data;
•	conduct clinical validation studies;

•	expend significant funds;
•	expand and scale-up our laboratory processes;
•	expand and train our sales force;
•	gain acceptance from ordering clinicians at a larger number of transplant centers;
•	gain acceptance from ordering laboratories associated with transplant centers; and
•	seek and obtain regulatory clearance or approvals of our new solutions, as required by applicable regulations.

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

From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, as originally filed with the SEC on March 29, 2016. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.

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

Historically, our financial results have been, and we expect that our operating results will continue to be, subject to quarterly fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

•	our ability to successfully market and sell AlloMap and Olerup SSP products;
•	our ability to commercialize new diagnostic solutions and tests such as AlloSure and QTYPE, which was commercially launched at the end of September 2016;
•	the amount of our research and development expenditures;
•	the timing of cash collections from third-party payers;
•	the extent to which our current test and future solutions, if any, are eligible for coverage and reimbursement from third-party payers;
•	the process of integrating new acquisitions, such as Allenex, and the associated potential disruption to our business;
•	changes in coverage and reimbursement or in reimbursement-related laws directly affecting our business;
•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved or that otherwise may affect our intellectual property position;
•	announcements by our competitors of new or competitive products;
•	regulatory or legal developments affecting our test or competing products;
•	total operating expenses; and
•	changes in expectation as to our future financial performance, including financial estimates, publications or research reports by securities analysts.

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

Our clinical development relies on our ability to secure access to tissue and blood samples, as well as recipient information including biopsy results and clinical outcomes from the same patient. Furthermore, the studies through which our future solutions are developed may rely on access to multiple samples from the same recipient over a period of time as opposed to samples at a single point in time or archived samples. We will require additional samples and recipient data for future research, development and validation. Access to recipients and samples on a real-time, or non-archived, basis is limited and often on an exclusive basis, and there is no guarantee that initiatives such as the DART study will be successful in obtaining and validating additional samples. Additionally, the process of negotiating access to new and archived donor and recipient data and samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues, such as usage rights, institutional review board approval, recipient consent, privacy rights and informed consent of recipients, publication rights, intellectual property ownership and research parameters. If we are not able to acquire or negotiate access to new and archived donor and recipient data and tissue and blood samples with source institutions, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future solutions such as AlloSure will be limited or delayed.

*If we cannot maintain existing new clinical collaborations and enter into new ones, our efforts to commercialize AlloMap and QTYPE and our development of new products such as AlloSure could be delayed.

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

As the volume of the tests that we perform grows, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements and expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are developed, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. We plan to expand our sales force to support additional products. There is significant competition for qualified, productive sales personnel with advanced sales skills and technical knowledge in our field. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient qualified sales personnel.

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

From 2014 to 2015, our testing revenue grew from $25.8 million to $27.9 million, which represents annual growth of 8%. For the nine months ended September 30, 2015 versus September 30, 2016, our testing revenue increased from $21.1 million to $22.3 million, which represents an increase of 6%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:

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

Our present and future funding requirements will depend on many factors, including:

•

the level of research and development investment required to develop our dd-cfDNA test for heart and kidney transplant recipients and additional solutions for the surveillance of transplantation of other organs and our new HLA typing product, QTYPE, commercially launched at the end of September 2016 that reduces the time required to match donor organs and tissue with potential recipients prior to transplantation and uses real-time PCR;

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

Our existing debt agreements with East West Bank and Danske contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including minimum revenue requirements, a cap on expenses, a minimum cash flow to debt service ratio and maximum leverage and solvency ratios and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. For example, as of February 29, 2016, we were in violation of one of our financial covenants under our loan agreement with East West Bank. This violation was waived and memorialized in a written amendment to the loan agreement dated May 12, 2016 and, as of September 30, 2016, we were in compliance with our debt covenants under our loan agreement with East West Bank. However, as of September 30, 2016, we were in violation of the leverage ratio covenant under our term loan facility with Danske. Danske waived this violation, but there is no assurance that we will be able to comply with the leverage ratio covenant by the next measurement date of December 31, 2016, and Danske has the ability to demand repayment of the debt if the violation is not resolved. If Danske demands repayment of the debt, we may not have sufficient capital to operate. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under our debt agreements.

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

*Recent and future acquisitions and investments could disrupt our business, harm our financial condition and operating results, dilute your ownership of us and increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements to expand our existing know-how, expertise and intellectual property in other fields, including for the development of other commercial tests. Examples include our 2014 acquisition of ImmuMetrix, Inc., a privately held development-stage company working on dd-cfDNA-based solutions in transplantation and other fields, and our recent acquisition of Allenex in April 2016. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our test offerings or distribution. We have limited experience with respect to acquiring other companies and limited experience with respect to the acquisition of strategic assets or the formation of collaborations, strategic alliances and joint ventures. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisition of ImmuMetrix, Inc. and our recent acquisition of Allenex, include:

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

*Undetected errors or defects in our products could result in voluntary corrective actions or agency enforcement actions, including recall of our products, as well as harm our reputation, decrease market acceptance of our products and expose us to product liability or professional liability claims, which could exceed our resources.

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

In addition, the marketing, sale and use of AlloMap and our other solutions, or activities related to our research and clinical studies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed. For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis. Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results. A product liability or professional liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot provide assurance that our product liability insurance would adequately protect our assets from the financial impact of defending product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. In addition, any product liability claim brought against us, with or without merit, could increase our product liability insurance rates and prevent us from securing insurance coverage in the future at reasonable coverage levels, or at all. Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.

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

Additionally, we rely solely on Conexio Genomics, which was recently acquired by Illumina, Inc., for supply of the SBT product line we offer for sequence based typing of HLA alleles. We recently received a notice that Conexio’s SBT products will be discontinued by December 31, 2016. We are currently negotiating with Conexio for a solution that will allow us to continue to offer SBT products. However, our reliance on a sole supplier exposes us to risks, including reduced control over production costs, timely delivery and capacity. It also exposes us to the potential inability to quickly or cost-effectively acquire or replace this product line, if at all, following the notice of discontinuation that we received.

In addition, our ABI 7900 Thermocycler, a real time polymerase chain reaction, or PCR, instrument used in AlloMap, is no longer in production. Thermo Fisher Scientific Inc. has committed to provide service and support of this instrument through 2020. We believe that there are relatively few suppliers other than Thermo Fisher Scientific Inc., Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for AlloMap. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher Scientific Inc., Becton, Dickinson and Company or Therapak Corporation, or Therapak Corporation encounters delays or difficulties in securing from Qiagen N.V., the quality and quantity of reagents, supplies or instruments that we require for AlloMap or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians who order AlloMap rely on the continued availability of our test and have an expectation that results will be reported within two to three business days. If we are unable to provide results within a timely manner, clinicians may elect not to use our test in the future and our business and operating results could be harmed.

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

We face four primary risks relative to protecting critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of our being unable to identify and audit our controls over the first three risks.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store our critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

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

Risks Related to the Allenex Acquisition

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

Additionally, the results from the acquisition of Allenex will be dependent on the performance of Allenex’s new product candidate QTYPE, which was commercially launched at the end of September 2016. The development and commercialization of QTYPE may fail for many reasons, including:

•	insufficient clinical validation data to support the effectiveness of the test;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
•	failure to obtain or maintain necessary clearances or approvals to market the test; or
•	lack of commercial acceptance by patients, clinicians, laboratories or third-party payers.

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

In connection with the acquisition of Allenex, we issued an aggregate of 1,375,029 shares of common stock to the holders of Allenex shares, and in connection with our equity financings completed in April and June 2016, we issued an aggregate of 8,534,261 shares of common stock. The common stock issued as consideration in the acquisition was freely tradable upon consummation of the acquisition, and the common stock issued in the equity financings are freely tradable following the effectiveness of the 2016 Form S-3 on July 12, 2016. Sales of a substantial number of our shares of common stock in the public market in connection with the acquisition or the equity financings, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Allenex shareholders who may not have the ability or desire to hold shares in a U.S. company may determine to sell shares of common stock, or investors may perceive that such sales may occur, either of which may adversely affect the market for, and the market price of, our shares of common stock.

*The uncertainties associated with our combination with Allenex may result in a loss of key personnel.

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

Although we currently hold 98.3% of the outstanding shares in Allenex, full integration of the Allenex business may not be achieved until we have compulsorily acquired the remaining shares of Allenex in accordance with Swedish law.

Risks Related to Billing and Reimbursement

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

Successful commercialization of AlloMap and AlloSure depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals. We do not recognize revenue for test results delivered without a contract for reimbursement, or an established coverage policy and a history of payment. Revenue for AlloMap is recognized on a cash basis if the conditions for recognizing revenue on an accrual basis are not met. For each of the nine months ended September 30, 2016 and the year ended December 31, 2015, approximately 35% and 32%, respectively, our AlloMap revenue was recognized on a cash basis.

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

If third-party payers decide not to cover our diagnostic solutions or if they offer inadequate payment amounts, our ability to generate revenue from AlloMap and future solutions such as AlloSure could be limited. Payment for diagnostic tests furnished to Medicare beneficiaries is typically made based on a fee schedule set by CMS. In recent years, payments under these fee schedules have decreased and may decrease further. Any third-party payer may stop or lower payment at any time, which could substantially reduce our revenue. A 32% reduction in Medicare reimbursement could occur as a result of a final Medicare rate for calendar year 2017 published by CMS on September 30, 2016. We are seeking a reconsideration of this Medicare rate reduction, but CMS may implement  it or some other reduced Medicare payment rate to be effective as of January 1. 2017. See the risk factor above titled “We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance”.

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

Until 2016 AlloMap was billed using an unlisted CPT code, but in 2016 a new CPT Category 1 MAAA code was added that specifically describes the test. The AlloMap test also has been assigned a second Z codeTM identifier through a program for molecular diagnostics, which is included on all Medicare claims. If in the future CMS makes a determination not to pay for this code, or for any MAAA codes, this could be harmful to our business, and could have negative spillover implications that prevent or limit coverage by other third-party payers that might mirror aspects of Medicare payment criteria.

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

*Healthcare reform measures could hinder or prevent the commercial success of AlloMap.

The pricing and reimbursement environment may change in the future and become more challenging as a result of any of several possible regulatory developments, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to profitably sell any diagnostic products we may develop and commercialize. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products from governmental agencies or other third-party payers, which would adversely affect our business strategy, operations and financial results. For example, as a result of the Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or the Affordable Care Act, substantial changes have been made and may continue to be made to the current system for paying for healthcare in the U.S., including changes made in order to extend medical benefits to those who currently lack insurance coverage. The Affordable Care Act also provided that payments under the Medicare Clinical Laboratory Fee Schedule were to receive a negative 1.75% annual adjustment through 2015. Although we have not been subject to such adjustment in the past, we cannot assure you that the claims administrators will not attempt to apply this adjustment in the future.

Among other things, the Affordable Care Act includes payment reductions to Medicare Advantage plans. These cuts have been mitigated in part by a CMS demonstration program that expired in 2015. We cannot be assured that future cuts would be mitigated by CMS. Any reductions in payment to Medicare Advantage plans could materially impact coverage and reimbursement for AlloMap.

In addition to the Affordable Care Act, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2%. The Protecting Access to Medicare Act of 2014 introduced a multi-year phase in of a new payment system for services paid under the CLFS. Under this new system, beginning in 2017 laboratories will report to CMS the payment rates paid to the laboratories by commercial third-party payers including Medicare and Medicaid managed care plans, for each test and the volume of each test performed. CMS will use the reported data to set new payment rates under the CLFS beginning in 2018.  For most tests, rates will only be adjusted every three years.  For newly developed tests that are considered to be “advanced diagnostic lab tests,” the Medicare payment rate will be the actual list price offered to third-party payers for the first three quarters that the tests are offered, subject to later adjustment. CMS will establish subsequent payment rates using the commercial third-party payer data reported for those tests.

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

Risks Related to the Healthcare Regulatory Environment

*In order to operate our laboratory, we have to comply with the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and state laws governing clinical laboratories.

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

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our laboratory under California law. We are required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states, including New York, require that we hold licenses to test specimens from patients residing in those states. Other states have similar requirements or may adopt similar requirements in the future. In addition to our California certifications, we currently hold licenses in Florida, Maryland, New York and Pennsylvania. The loss of any of these state certifications would impact our ability to provide services in those states, which could negatively affect our business. Finally, we may be subject to regulation in foreign jurisdictions where we offer our test. Failure to maintain certification in those states or countries where it is required could prevent us from testing samples from those states or countries, could lead to the suspension or loss of licenses, certificates or authorizations, and could have an adverse effect on our business.

We were inspected as part of the customary College of American Pathologists audit in 2016 and recertified under CLIA in February 2014 as a result of passing that inspection. We expect the next regular inspection under CLIA to occur in 2018. If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform AlloMap, which would limit our revenues and materially harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.

If the FDA’s recently published draft guidance setting forth a comprehensive regulatory scheme for laboratory-developed tests, or LDTs, becomes final, we would incur substantial costs and delays associated with trying to obtain premarket clearance or approval for those solutions.

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

On July 31, 2014, the FDA notified Congress (as required by the Food and Drug Administration Safety and Innovation Act of 2012) of its intent to publish a proposed and comprehensive risk-based framework for the regulation of LDTs. The notice to Congress provides the anticipated details and proposed timing of the implementation of the draft guidance and regulatory framework, including the requirement for premarket review and approval for higher-risk LDTs, such as our planned cell-free DNA solutions for heart, kidney and other organs. Such guidance, if and when finalized, will significantly impact the timing, availability and reimbursement of our future products, and will require us to modify our business model in order to maintain compliance with these new laws. For our cell-free DNA test and all similar testing solutions, we will be required to conduct additional clinical trials to clinically validate our test, and submit to the FDA a pre-market approval application, or PMA, or 510(k) clearance application and obtain approval or clearance for the test. We cannot predict the ultimate timing or form of any FDA final guidance or regulation of LDTs, or when we must obtain regulatory approval or clearance for our LDT solutions. There can be no assurance that any of our solutions or additional uses of solutions for which we will seek clearance or approval in the future will be cleared or approved on a timely basis, or at all, nor can there be any assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our current and future solutions. Moreover, any new FDA requirements could conflict with CLIA requirements and thereby complicate our compliance efforts.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

Changes in healthcare policy could increase our costs, decrease our revenues and impact sales of and reimbursement for our current and future solutions. In March 2010, the Affordable Care Act became law. This law substantially changed the way healthcare is financed by both governmental and private insurers, and contained a number of provisions that have impacted our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse enforcement. Further, our combination with Allenex will also change how these provisions could impact our business.

he Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests

In addition to the Affordable Care Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payers. While in general it is difficult to predict specifically what effects the Affordable Care Act or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

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

As of September 30, 2016, we had 16 issued U.S. patents related to autoimmunity and transplant rejection. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford University to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by clinicians and recipients for our current and future solutions, if any;
•	coverage and reimbursement decisions by third-party payers and announcements of those decisions;
•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;
•	the inclusion or exclusion of our current and future solutions in large clinical trials conducted by others;
•	new or less expensive tests and services or new technology introduced or offered by our competitors or us;
•	the level of our development activity conducted for new solutions, and our success in commercializing these developments;
•	our ability to integrate the business of new acquisitions, such as Allenex, efficiently;

•	the level of our spending on test commercialization efforts, licensing and acquisition initiatives, clinical trials, and internal research and development;
•	changes in the regulatory environment, including any announcement from the FDA regarding its decisions in regulating our activities;
•	changes in recommendations of securities analysts or lack of analyst coverage;
•	failure to meet analyst expectations regarding our operating results;
•	additions or departures of key personnel; and
•	general market conditions.

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, and entities affiliated with them, beneficially own in the aggregate approximately 42% of our common stock as of September 30, 2016. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

*Sales of substantial amounts of our common stock in the public markets, or sales of our common stock by our executive officers and directors under Rule 10b5-1 plans, could adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We currently have an effective shelf registration statement on Form S-3, pursuant to which we may sell up to an aggregate of $66 million of common stock or other securities, subject to certain limitations. We also currently have an effective resale shelf registration statement covering the sale of up to 8,534,261 shares of common stock by selling stockholders, including stockholders who acquired common stock in connection with private placements. In addition, our executive officers and directors may adopt written plans, known as “Rule 10b5-1 Plans,” under which they will contract with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales made by our executive officers and directors pursuant to Rule 10b5-1, regardless of the amount of such sales, could adversely affect the market price of our common stock.

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

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We upgraded our U.S. finance and accounting systems, procedures and controls at the beginning of 2016 and acquired Allenex on April 14, 2016. We need to implement new and additional finance and accounting systems, procedures and controls for Allenex and as we grow our business and organization and to satisfy internal control and reporting requirements. We previously identified a material weakness in our internal control over financial reporting related to an entity acquired in 2014, which was remedied. However, during the quarter ended June 30, 2016, we identified two material weaknesses in our internal control over financial reporting relating to: (i) certain areas of our financial statement close process, specifically with respect to an incorrect classification of the deferred consideration payable to the Majority Shareholders within our statement of cash flows following the Allenex acquisition, and (ii) a failure in the design and operating effectiveness of controls over our accounting for business combinations, specifically we did not complete internal control steps and used an incorrect period of tax benefit to estimate the fair value of certain intangible assets acquired in the Allenex acquisition. We are currently in the process of preparing a remediation plan to address the underlying causes of the material weaknesses described above and to improve and strengthen our internal control over financial reporting. We cannot assure you that the measures we have taken to date or any measures we may take in response to these material weaknesses in the future will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the General Corporation Law of the State of Delaware In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012, and for as long as we continue to be an “emerging growth company,” we may continue to choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will continue to be an “emerging growth company” until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

None.

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

CAREDX, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles Constanti
Charles Constanti
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

3.3(3)	Certificate of Designation of the Preferences, Rights and Limitations of the Series A Mandatorily Convertible Preferred Stock, dated April 13, 2016.

4.1(4)	Specimen Stock Certificate.

4.2(5)

Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.

4.4(6)	Form of Warrant.

10.1(7)#	CareDx, Inc. Outside Director Compensation Policy, as amended.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 19, 2016.
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.