Form 10-K
period 2016-12-31
CareDx, Inc.
filed 2017-04-21
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2016 as reported by The NASDAQ Global Market on such date was approximately $49,002,299. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of April 18, 2017 was 21,391,266.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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

These forward-looking statements may include, but are not limited to, statements concerning the following:

•	our ability to generate revenue from sales of AlloMap® and future post-transplant solutions, if any, and our ability to increase the commercial success of AlloMap;
•

our ability to generate revenue from sales of Olerup SSP® products, sequence-based typing, or SBT ResolverTM, XM-ONE, and future pre-transplant solutions, if any, and our ability to increase the commercial success of these pre-transplant products;

•

our plans and ability to develop and commercialize new solutions, including donor-derived cell-free DNA, or dd-cfDNA (which includes our AlloSure® test), and solutions for the surveillance of heart, kidney, and other solid organ transplant recipients;

•	our plans and ability to continue updating our sequence specific primer, or SSP, products and technology to maintain our leading position in the SSP market;
•

our plans and ability to develop, commercialize, and/or distribute new Human Leukocyte Antigen, or HLA, typing, such as a quantitative real-time polymerase chain reaction, or q-PCR, methodology (which includes QTYPETM) and possibly Next Generation Sequencing technology and pre-transplant solutions;

•	our ability to obtain additional financing on terms favorable to us, or at all;
•	our ability to regain eligibility to use Registration Statements on Form S-3 for capital-raising transactions;
•	our ability to integrate our business with the business of Allenex AB, or Allenex, and to realize the anticipated benefits of the acquisition;
•	our ability to obtain, maintain and expand reimbursement coverage from payers for AlloMap, AlloSure and other future solutions, if any;
•	the clinical adoption and use of AlloSure, if at all; as well as the establishment of a protocol for regular AlloSure testing, if at all;
•	the outcome or success of our clinical trial collaborations and observational studies;
•	our dependence on certain of our suppliers, service providers, and other distribution partners;
•	our compliance with federal, state and foreign regulatory requirements;
•	the favorable review of our pre- and post-transplant offerings, and our future solutions, if any, in peer-reviewed publications;
•

our ability to protect and enforce our intellectual property rights, our strategies regarding filing additional patent applications to strengthen our intellectual property rights, and our ability to defend against intellectual property claims that may be brought against us;

•	our anticipated cash needs and our anticipated uses of our funds, including our estimates regarding operating expenses and capital requirements;
•	our ability to meet our obligations under our equity financing agreements, debt agreements and deferred purchase price commitments;

•	anticipated trends and challenges in our business and the markets in which we operate;
•	disruptions to our business, including disruptions at our laboratories and manufacturing facilities;
•	our ability to retain key members of our management team;
•	our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
•	our ability to successfully defend against or settle any litigation brought against us or other legal matters or disputes;
•	our ability to expand internationally;
•	our ability to remediate the four material weaknesses in our internal control over financial reporting as of December 31, 2016; and
•	our ability to comply with the requirements of being a public company.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

PART I

ITEM  1. BUSINESS

Company Overview

We are a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum. We focus on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. Our first commercialized post-transplant testing solution, the AlloMap heart transplant molecular test, or AlloMap, is a gene expression testing service that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance. We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants. AlloMap has received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection. We are also pursuing the development of additional products for transplant monitoring using a variety of technologies, including AlloSure, our proprietary next-generation sequencing-based test to detect donor derived cell-free DNA, or dd-cfDNA, after transplantation.

In April 2016, we acquired Allenex AB, or Allenex or Olerup. Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better pre-transplant match between a donor and a recipient of stem cells and organs. Olerup SSP, a set of Human Leukocyte Antigen, or HLA, typing, is used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation. Olerup SSP is used to type HLA alleles based on sequence-specific primer, or SSP, technology, is one of the market leaders and has long been a well-established brand name in Europe and select other markets for pre-transplant solutions. We frequently update typing kits to include newly discovered alleles, resulting in what we believe is one of the most up-to-date and comprehensive allele libraries for the SSP technology. We also offer XM-ONE®, which we believe is the first standardized test that quickly identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This crossmatch test has primarily been used prior to kidney transplants, and more recent clinical trials are further demonstrating its value as a complement to traditional antibody testing prior to these types of transplants. In 2014, Allenex began active development of a new HLA typing product, QTYPE, and commercially launched the product at the end of September 2016. QTYPE uses real-time PCR, or q-PCR, methodology.

From 2011 to January 2017, Allenex, through its subsidiary, Olerup SSB AB, was the exclusive global distributor of the HLA sequence-based typing products SBT Resolver and Assign SBT from Conexio Genomics, or Conexio, which is an Australian-based company that specializes in the development of sequencing of HLA typing, among other technologies. Illumina, Inc. acquired Conexio, Inc. and, in January 2017, we acquired from Illumina the elements necessary to continue offering the SBT line of products to our customers and Conexio’s legacy customers that were not included in the initial distribution agreement.

Since the launch of AlloMap in January 2005, we have performed more than 93,000 commercial AlloMap tests, including 14,148 tests during 2016, in our Brisbane, California laboratory. Since the commercial launch of AlloMap through December 31, 2016, we have received net proceeds of approximately $189.4 million from AlloMap testing revenues. During the year ended December 31, 2016, AlloMap was used in 100 of the approximately 125 heart transplant centers in the United States. As of December 31, 2016, substantially all of our testing and product revenues came from the United States and Europe, and substantially all of our assets and operations are located in the United States and Sweden. In 2013, we began a partnership with Diaxonhit SA, or Diaxonhit, the leading French provider of specialty in-vitro diagnostic solutions for transplantation, to expand our AlloMap offering in Europe for which we have secured a dedicated laboratory. On May 25, 2016, Diaxonhit announced that it had entered into a services agreement with University Hospital of Strasbourg to open a center dedicated to AlloMap testing. We believe the lab meets all of the quality and safety requirements to ensure the accuracy and reproducibility of the results of AlloMap. Further, its Strasbourg, France location is centrally located in the heart of Europe, which is ideal for servicing heart transplant centers throughout Europe. As a result of our acquisition of Allenex, we have further increased our international presence.

AlloMap has received positive coverage decisions for reimbursement from Medicare and many of the largest U.S. private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint. We believe our success in achieving coverage and reimbursement confirms the value proposition of AlloMap to our key constituents.

We have also successfully completed a number of landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap on the basis of our Cardiac Transplanted Organ Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals.

In addition to our current offering of surveillance solutions, we are also engaged in efforts to develop additional testing solutions in the heart transplant market and new testing solutions in other organ transplant markets. For instance, AlloSure, our development stage transplant surveillance solution, applies proprietary next generation sequencing to detect and quantitate genetic differences between dd-cfDNA in the blood stream emanating from the donor kidney or heart. We believe AlloSure may help clinicians determine rejection-specific activity manifested as cell damage in the transplanted heart, kidney and other solid organs, irrespective of the type of organ transplanted. In late 2015, we announced the completion of analytical validation of AlloSure. Samples used in the analytical validation included donor recipient pairs with unrelated as well as closely related family members. A report describing the analytical validation of AlloSure including clinical validation information for heart transplant, appeared in the November 2016 issue of The Journal of Molecular Diagnostics (2016).

As part of our development efforts for AlloSure, we initiated the Circulating Donor-Derived Cell-Free DNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial in May 2015. DART was designed to establish clinical validation, or the clinical performance characteristics of dd-cfDNA in detecting clinical and sub-clinical rejection in kidney allograft recipients. DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection. DART was also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate. Patients will be followed in DART for a minimum of 18 months. We completed the first analysis of the data from DART in June 2016. By the time of completion of the first analysis, over 400 patients had enrolled in DART in 14 centers and we had collected specimens from over 1,260 patient visits before enrollment was closed. The study demonstrated increased levels of dd-cfDNA in acute rejection using the non-invasive AlloSure assay. Based on the analytical validity and first analysis clinical validation data, we, in collaboration with clinical investigators, submitted two manuscripts that have been accepted for scientific peer-reviewed publication. The study reports appeared in the Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017. With the relevant information from the first analysis, we plan to perform a second clinical trial named Renal Transplant Utility of Level of dd-cfDNA (Allosure): Impact on Patient Management, or TULIP.  TULIP will further establish the clinical utility of our dd-cfDNA kidney solution and provide the framework to engage with payers in an effort to ensure future access to and reimbursement for this novel non-invasive test for transplant surveillance.

On November 29, 2016, we submitted our AlloSure test dossier to the Molecular Diagnostic Services Program, or MolDX, for a technical assessment in support of a coverage determination. Our submission was accepted by MolDx for technical assessment in early December 2016 and the assessment is currently in process and a coverage determination has not been made.  The MolDX, launched in 2011, is administered by Palmetto GBA for the Centers for Medicare & Medicaid Services. Palmetto GBA is responsible for conducting a complete technology assessment to determine coverage, coding, and pricing for molecular diagnostic tests and other molecular pathology services administered through MolDx. MolDx’s policies are also followed by three other Medicare Administrative Contractors: Noridian, CGS, and WPS.

In April of 2016, we acquired Allenex with headquarters in Stockholm, Sweden. Allenex develops manufactures and sells kits for the pre-transplant market with an emphasis on HLA typing products. The immune system uses HLA markers to distinguish self- from non-self. In January 2017, we acquired assets from Conexio Genomics Pty Ltd., or Conexio, based in Freemantle, Australia. Conexio also develops and manufactures HLA typing products for the pre-transplant market. These transactions associated with pre-transplant products complement the post-transplant products we currently offer and are developing and will facilitate our ability to provide products across the transplant continuum (prior to and including the transplant as well as patient management post-transplant).

We are organized and operate in two reportable segments. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K. Sales and other financial information by geographic area is provided in Note 16 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our History

We were originally incorporated in Delaware in December 1998 under the name Hippocratic Engineering, Inc. In April 1999, we changed our name to BioCardia, Inc., and in June 2002, again we changed our name, this time to Expression Diagnostics, Inc. In July 2007, we changed our name to XDx, Inc. and in March 2014, we most recently changed our name to CareDx, Inc. Our principal executive offices are located at 3260 Bayshore Boulevard, Brisbane, California and our telephone number is (415) 287-2300.

On June 10, 2014, we acquired IMX, a privately held development-stage company working on dd-cfDNA-based solutions in transplantation and other fields. Through this acquisition, we added to our existing know-how, expertise and intellectual property in applying dd-cfDNA technology to the surveillance of transplant recipients, which has contributed to the development of AlloSure. The intellectual property rights of IMX included an exclusive license from Stanford University, or Stanford, to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex. Our combination with Allenex creates an international transplant diagnostics company with product offerings along the pre and post-transplant continuum. Allenex’s Olerup SSP line, which addresses HLA testing, is well recognized by the transplant community. As a result of the acquisition we now have a presence and direct distribution channels in the U.S. and Europe, with additional third party distributors in Europe and other markets around the world.

Limitations of Existing Approaches for Surveillance of Transplant Recipients

The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers. For example, based on internal calculations derived from an internal analysis as of 2011, heart transplant recipients often incur lifetime costs of more than $1.9 million and kidney transplant recipients often incur lifetime costs of more than $1.1 million. The historical standard for heart transplant surveillance has been the microscopic examination of heart tissue obtained through an invasive endomyocardial biopsy. In the biopsy procedure, a catheter is inserted into the right internal jugular vein via the recipient’s neck and threaded through blood vessels into the inner chamber of the heart. Four pieces of tissue are cut from the wall of the heart and sent to a laboratory for examination by a pathologist who uses a microscope to look for evidence of cellular rejection. Due to the limitations of biopsies, including (i) pathologist evaluations, which are subjective and dependent upon visual assessment and qualitative interpretation, (ii) the risk of sampling errors, and (iii) the potential for complications and other health risks, these procedures are not frequently used by clinicians to tailor the use of immunosuppressants. The typical schedule of biopsy surveillance may involve eight to ten biopsies within the first six months after transplant and a total of ten to fifteen biopsies within the first year post-transplant. Because repeated biopsies incur cumulative risk and trauma to the recipient, the frequency of biopsy surveillance after one year has been low, despite the fact that recipients would benefit from continued monitoring for rejection and management of their immunosuppressive drugs for the rest of their lives. With less biopsy data collected after the first year post-transplant, clinicians have less information upon which to tailor immunosuppression treatment for their recipients.

The use of renal biopsies for surveillance of kidney transplants is similarly limited due to the risks associated with such invasive procedures. Therefore, the main clinical test of transplanted kidney dysfunction is an investigation of serum creatinine levels.  An increase in such levels is an indicator of kidney dysfunction, and though this test is widely used, literature suggests it may be nonspecific and detect dysfunction only after significant and irreversible renal function loss has occurred.

As the current solutions for the surveillance of organ transplant recipients provide only limited and infrequent information on the presence or absence of rejection, clinicians tend to administer relatively high levels of immunosuppression therapy to control rejection risk, which may be more than is required for an individual recipient and result in adverse health effects. Due in part to this long-term high level of immunosuppression therapy, illness and mortality rates among transplant recipients remain well above those of the general population and have not significantly improved in the last ten years.

Immunosuppression of Heart and Kidney Transplant Recipients

The risk of rejection in heart and kidney transplant recipients is managed primarily through the use of immunosuppressive drugs. Surveillance biopsies are infrequent after the first year because of invasive procedural risks, discomfort, inconvenience, expense and the low rate of finding moderate to severe grade rejection. As a result, clinicians have limited and infrequent information about an individual recipient’s risk of rejection over the months and years following transplant. In the average recipient, the immune system gradually adapts to the organ graft, and the need for immunosuppression declines over time. However, there is meaningful variation in the level of rejection activity and need for immunosuppression among transplant recipients. Limited insight into the risk profile of the individual recipient often causes clinicians to apply a “one-size-fits all” approach to immunosuppression to help protect against the severe consequences of rejection. Although typical doses of immunosuppressants result in a low rate of rejection in the transplant population as a whole, many individuals receive more immunosuppressants than they may actually need. Improved post-transplantation diagnostics are necessary to achieve further gains in the long-term care and health outcomes of heart, kidney and other organ transplant recipients.

The Need for a Better Surveillance Solution

More effective solutions for the surveillance and risk assessment of recipients would improve the clinician’s ability to individualize immunosuppression therapy and to reduce the use of invasive biopsies. We believe that core elements of effective surveillance solutions include:

•	highly accurate and quantitative results;
•	non-invasive procedure, without creating risks to the recipient;
•	ease of administration;
•	differentiation of rejection from non-rejection;
•	ability to detect rejection earlier; and
•	ability to provide results with timing and at a frequency that allows informed and effective treatment decisions.

Our Products and Services

Post-Transplant. We develop and provide a diagnostic surveillance testing solution for heart transplant recipients. Our initial test, AlloMap, is designed to help clinicians to regularly monitor for heart transplant rejection throughout the life of the recipient, modulate the use of immunosuppression and make more personalized treatment decisions. The AlloMap test uses a sample of the patient’s blood. Blood draws are relatively painless and the process is routinely performed in two laboratories covering North America and Europe around the world. AlloMap may be used instead of a surveillance heart biopsy to rule out acute cellular rejection in heart transplant recipients. AlloMap offers rapid, high quality results, and we aim to return AlloMap results to the clinician within three business days after the blood draw. We are also in the process of commercializing AlloSure, our development stage kidney transplant surveillance solution which applies proprietary next generation sequencing to detect dd-cfDNA after transplantation for detecting clinical and sub-clinical rejection in kidney allograft recipients.

Pre-Transplant. Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP, a set of Human Leukocyte Antigen, or HLA, typing, is used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation. Olerup SSP is used to type HLA alleles based on sequence-specific primer, or SSP, technology.  It is one of the market leaders, and has long been a well-established brand name for pre-transplant solutions in Europe and other select markets. We frequently update typing kits to include newly discovered alleles, resulting in what we believe is one of the most up-to-date and comprehensive allele libraries for the SSP technology. We also offer XM-ONE®, which we believe is the first standardized test that quickly identifies a patient’s antibodies against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This crossmatch test has primarily been used prior to kidney transplants, and more recent clinical trials are further demonstrating its value as a complement to traditional antibody testing prior to other types of transplants. In 2014, Allenex began active development of a new HLA typing product, Olerup QTYPETM, and commercially launched the product at the end of September 2016. QTYPE uses q-PCR methodology, and is based on SSP technology.

From 2011 to January 2017, Allenex, through Olerup SSB AB, was the exclusive global distributor of the HLA sequence-based typing products SBT Resolver and Assign SBT from Conexio, which is an Australian-based company that specializes in the development of sequencing of HLA typing, among other technologies. Illumina, Inc. acquired Conexio, Inc. and, in January 2017, we acquired from Illumina the elements necessary to continue offering the SBT line of products to our customers and Conexio’s legacy customers that were not included in the initial distribution agreement.

Product Overview

Post-transplant products:

AlloMap uses gene expression technology to aid in the identification of heart transplant recipients at low risk of rejection. The test measures the molecular signatures that correlate with biological activity associated with moderate to severe acute cellular rejection. Gene expression may indicate acute cellular rejection well before the evidence of damage is visible from a tissue biopsy sample. AlloMap applies a proprietary mathematical algorithm comprised of the expression of 20 genes, as measured by specific RNA levels.  Of the 20 genes, 11 are informative and 9 are for quality control.  The algorithm then yields a single AlloMap score. AlloMap may be used for heart transplant recipients 15 years of age or older, starting on day 55 post-transplant.

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

The clinical utility of AlloMap is well established. AlloMap is the first and only non-invasive method recommended in the International Society for Heart & Lung Transplantation, or ISHLT, patient care guidelines for surveillance of heart transplant recipients for rejection in non-infants. AlloMap has obtained 510(k) clearance from the FDA as an In Vitro Diagnostic Multivariate Index Assay, or IVDMIA. In addition, the clinical utility of AlloMap is supported by numerous clinical trials that we have sponsored, the results of which have been published in leading peer-reviewed medical journals.

Through December 31, 2016, we have performed more than 93,000 total commercial AlloMap tests.  We estimate that there are approximately 125 centers performing heart transplants in the United States. In 2016, 100 of these centers used AlloMap.

When incorporating AlloMap into their practice, clinicians may consider recipient history, a physical exam, graft function and the results of AlloMap at each post-transplant clinic visit. If the recipient’s AlloMap score is below an applicable threshold, in the absence of other clinical indicators of rejection, clinicians may elect not to conduct a surveillance biopsy at that time. Where there are signs or indications of rejection, evidence of failure or impaired function or an AlloMap score greater than the applicable threshold, a biopsy may be ordered.

AlloMap Score Variability, or AMV, is a service we offer that we believe provides useful, complementary information to help personalize long-term care of heart transplant recipients. It is available only upon request by clinicians. A patient’s AMV is based on the variability of a patient’s AlloMap scores over time and may be used as a stratification tool in estimating the risk of probability that one or more of the clinical events in heart transplant recipients may occur in the future. AMV is available from four AlloMap test results within a 24-month period. A low AMV may indicate a lower risk of future events, which suggests that a patient may be a potential candidate for reduced immunosuppression. A high AMV may indicate a higher risk of future events and a patient may merit more vigilant surveillance. The concept of AMV was developed over the course of several years, beginning as an observation in clinical studies of low score variability among stable patients which suggested that AMV might be a predictor of future clinical events and rejection episodes. The Cardiac Allograft Rejection Gene Expression Observational II, or CARGO II, study included data which demonstrated that AMV may be useful in estimating the probability of future adverse events, such as death, re-transplantation or graft failure, in heart transplant recipients who were undergoing surveillance with AlloMap testing more than 315 days following transplantation.

Pre-transplant products:

Our pre-transplant products are from the Allenex and Conexio acquisitions. The Olerup branded pre-transplant products, include SSP (sequence-specific PCR), QTYPE, GAMMATYPE, and SBT Resolver for Human Leucocyte Antigens (HLA) typing, and CrossMatch Test XM-ONE. The HLA genes are encoded on chromosome 6 and are involved in self- versus non-self-recognition. The Olerup SSP product line is used to type HLA alleles. These products are among the market leaders, and have long been a well-established brand name. The SSP product line comprises products for low to high-resolution HLA typing. The product line includes close to 400 different typing products, covering the approximately 16,250 different HLA alleles (gene variants) that have been identified to date. New HLA alleles are identified frequently and the typing kits are routinely updated for new alleles. Our custom developed software (SCORE) simplifies interpretation and documentation of laboratory results. We offer one of the most up-to-date and comprehensive libraries of HLA typing kits based on SSP technology.

Olerup QTYPE, an HLA typing kit based on real-time q-PCR methodology, was launched in September 2016 to complement the SSP line of products. QTYPE will primarily focus on low- to intermediate resolution typing where high-resolution typing is not a requirement but even more rapid typing results are required such as for deceased donor typing.  When transplanting organs from deceased donors it is of great importance to be able to expediently carry out HLA typing to find an appropriate recipient. Typing with QTYPE requires approximately one hour compared to up to the 2-3 hours that it takes to do traditional SSP typing and the 5-7 hours that it takes with SSO (sequence -specific oligonucleotides). QTYPE comes with custom software, SCORE6.

Olerup GammaType, a diagnostics tool since 2015, types an additional region in the HLA locus and provides additional resolution beyond other HLA typing kits, particularly for hematopoietic stem cell transplantation. This product was in-licensed as part of the transaction whereby we acquired key assets from Conexio.

The sequence-based typing (SBT) product for typing HLA alleles uses specifically designed software, AssignBT, a sequence analysis software program that provides high resolution HLA typing. This software was also licensed as part of the recently announced transaction with Conexio.

The CrossMatch test XM-ONE is primarily used prior to kidney transplantation to detect non-HLA antibodies against the donor’s endothelia, the lining of the organ’s cavities. Prior studies indicate that XM-ONE is a good complement to traditional antibody testing prior to kidney transplantation.

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

In May 2015, we initiated the DART trial to clinically validate AlloSure, our proprietary next-generation sequencing test.  AlloSure measures the percent of dd-cfDNA in solid organ transplant recipients, regardless of the type of organ transplanted. However, DART is designed to establish clinical validation, or the clinical performance characteristics of dd-cfDNA in detecting acute rejection in kidney allograft recipients. DART is a multicenter observational study of the clinical status of renal transplant patients. Blood specimens are collected periodically at post-transplant follow-up visits, as well as at the time of any renal biopsies following treatment for acute rejection. DART is also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate. Patients will be followed in DART for a minimum of 18 months. At the end of December 2016, DART had enrolled over 400 patients in 14 centers. The study demonstrated increased levels of dd-cfDNA in acute rejection using the non-invasive AlloSure assay. With the relevant information from the first analysis, we have designed and are implementing a second clinical trial named TULIP.  We believe TULIP will establish the clinical utility of our dd-cfDNA kidney solution.

Clinical trials for CE marking of the pre-transplant Olerup QTYPE product are expected to commence in 2017.

Research and Development

Our research and development activities focus on developing cutting edge organ transplant surveillance solutions, further expanding on our pre-transplant matching solutions and seeking to continuously explore and develop new clinically-relevant approaches to our products. Our ongoing research and development efforts include:

•	defining the clinical utility and protocol of AlloSure for kidney transplant patients;
•

increased understanding of biological processes of transplant rejection through analysis of genes/metagenes of archived clinical trials, OAR registry and commercial laboratory testing to further improve clinical utility of AlloMap and AlloMap Score Variability;

•	validation studies of AlloSure for other organs such as heart, lung and liver;
•	technology platform and procedure optimization as well as further advances of laboratory information management to increase efficiency and lower costs in our testing and laboratory operations;
•	technology platform development to increase efficiency and lower costs in our testing and laboratory operations;
•	updating SSP and QTYPE products for newly identified HLA alleles;
•	further development of QTYPE to expand its addressable market;

•	demonstration of QTYPE performance on additional real time PCR instruments; and
•	investigation of genetic alterations associated with the development of cancer in these transplant patients who are at increased risk for malignancies because of chronic immunosuppression.

Our research and development efforts are not limited to specific technology platforms, biomarkers or methodologies. Instead, we aim to leverage current and future innovations in biomarker identification and measurement in developing future solutions.

Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $12.4 million, $9.3 million and $3.8 million, respectively.  The increase in research and development expenses for the year ended December 31, 2016 was mainly attributable to expenses incurred for the development of AlloSure and QTYPE.

During 2016, our European commercial partner, Diaxonhit, assisted with the design of a French Ministry of Health funded economic study for AlloMap reimbursement in Europe that commenced in April 2016 and is ongoing. Diaxonhit is a French publicly traded specialty diagnostics company with activities in France, Switzerland and Belgium, and is a leader in specialty in-vitro diagnostics for transplantation, infectious diseases and cancer. Additionally, the French Ministry of Health has approved the funding of a study designed to demonstrate that AlloMap is non-inferior to biopsy as a method of evaluating the risk of acute cellular rejection among French heart transplant patients.

dd-cfDNA as a Biomarker for Organ Rejection

We are currently engaged in discovery and development efforts using dd-cfDNA to develop additional post-transplant diagnostic solutions, with an initial focus on a test for heart and kidney rejection. We believe dd-cfDNA may be useful as a biomarker for the detection of rejection related organ damage in solid organ transplant recipients. dd-cfDNA are short fragments of DNA that are released into the blood stream when cells die. dd-cfDNA assays have demonstrated market adoption and clinical utility in an adjacent market, having transformed pre-natal testing by providing a non-invasive, accurate method to detect genetic abnormalities in a fetus, without needing an invasive amniocentesis procedure. In a transplant recipient, we believe the differences in the relative amounts of dd-cfDNA from the donated organ and the recipient can be used to distinguish between patients with a healthy or damaged donor organ.

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

In early 2015, we presented preliminary data demonstrating an increase of dd-cfDNA in the plasma of patients prior to organ rejection and the decrease of dd-cfDNA following immunosuppressive therapy for acute rejection in heart transplant recipients, using blood samples and clinical data from our CARGO II repository. These tests were conducted in our research facilities using our library of well annotated blood samples from primarily heart organ transplant patients. The results were presented at several professional medical society meetings.

dd-cfDNA for Kidney Transplants

Our DART clinical trial is aimed at establishing the clinical validity of a dd-cfDNA-based solution for kidney transplant patients. We are applying expertise we gained developing AlloSure to develop a dd-cfDNA-based solution for other organ transplants, beginning with kidney transplants. We have a proprietary library of longitudinal blood and urine samples from kidney transplant recipients acquired during the course of our Kidney Transplanted Organ Rejection Gene expression Observational, or KARGO, study. With the relevant information from the first analysis, we have developed and are implementing a study design called TULIP. We believe this clinical trial will establish the clinical utility of our dd-cfDNA kidney solution and allow us to meaningfully engage with payers in an effort to ensure future access to and reimbursement for this novel non-invasive test for transplant surveillance.

An interventional clinical study to establish clinical utility of dd-cfDNA is expected to commence after initial results are obtained from the DART validation study. We may seek to acquire rights to access additional well-curated samples from other university hospitals and other sample repository consortiums in the United States with which we maintain relationships. We plan to expand the clinical validity evidence in support of commercialization for use in kidney transplant recipients. If developed, we would commercialize this solution. We recently designed and expanded our lab, which is Clinical Laboratory Improvement Amendments of 1988, or CLIA, and College of American Pathologists, or CAP, compliant, to accommodate clinical-grade next generation sequence testing and released a clinically validated Laboratory Developed Test, or LDT, under CLIA in December 2015.

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

dd-cfDNA for Heart Transplants

We believe that a dd-cfDNA-based solution for heart transplant recipients could provide additional value to clinicians, particularly in situations where a recipient’s AlloMap score does not suggest a low probability of acute rejection. Studies have reported a higher percentage of dd-cfDNA in the blood stream of patients with moderate or severe rejection as determined by an associated biopsy specimen. We believe a dd-cfDNA solution for heart could help clinicians to identify recipients with a higher probability of rejection and make any subsequent biopsy a more effective diagnostic tool, because the likelihood of detecting rejection in the biopsy specimen would be substantially enhanced.

We have completed internal studies with our collection of samples. We have established our proprietary strategy for quantification of donor specific dd-cfDNA and we have completed initial proof of concept studies. We now offer AlloSure as a laboratory developed test for a limited number of heart transplant centers and physicians as part of our Utility of Donor-Derived Cell-Free DNA in Association with Gene-Expression profiling (AlloMap) in Heart Transplant Recipients (D-OAR), or D-OAR, study.

Other steps in our AlloSure development process have included publication of abstracts in association with professional meetings on the results of the clinical validity of AlloSure in our CARGO II sample and data repository.

Pre-transplant Product Advancement and Development

Ongoing research and development in the pre-transplant arena encompasses four areas. First, the last decade of next generation sequencing has unveiled significant additional sequence diversity in the HLA region on chromosome 6 of the human genome. While some of the sequence diversity is of unclear clinical impact, many newly identified HLA alleles need to be integrated into ongoing updates of the Olerup SSP and QTYPE kits. We have been updating, and intend to continue to update, our HLA typing kits with newly identified alleles. Olerup SSP and QTYPE use technology platforms that can readily accommodate this increase in HLA allele assays.

Second, depending on the specific indication, different levels of HLA typing resolution and follow up confirmatory testing are required. The Olerup SSP and QTYPE flexible platforms are complemented with the sequence based SBT Resolver; our research and development staff weave together the three typing product offerings to effectively address laboratory needs.

Third, the complexity of the HLA region benefits significantly from interpretive software solutions for the laboratories. We are committed to ongoing upgrades to our software solutions to further simplify the use of the various HLA kits.

Finally, our research and development staff in pre- and post-transplant settings are working closely together to advance the synergies of products across the pre- and post-transplant continuum.

Reimbursement

We have been successful in achieving reimbursement from many payers. The reimbursement process can take six months or more to complete depending on the payer.

Reimbursement for AlloMap comes primarily from Medicare, private third party payers such as insurance companies and managed care organizations, Medicaid and hospitals. A number of payers have adopted coverage policies approving AlloMap for reimbursement. Such policies often approve reimbursement for tests performed from six months or one year post-transplant through five years post-transplant. For tests performed outside the scope of the payer’s policy, and for tests performed where the payer has not adopted a coverage policy, we pursue reimbursement on a case-by-case basis. If a reimbursement claim is denied, we generally pursue payment through the particular payer’s appeal process.

For many years and consistent with other diagnostic tests, AlloMap had been billed using an unlisted Current Procedural Terminology, or CPT, code. In February 2015 Medicare assigned a Category 1 CPT code for AlloMap.

Following this assignment of a Category 1 CPT code, in September 2015, the Centers for Medicare & Medicaid Services, or CMS, issued a proposed Clinical Laboratory Fee Schedule, or CLFS, Preliminary Determinations for calendar year 2016. In the draft, CMS proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the proposed fee schedule, AlloMap reimbursement would have been reduced by 77% from $2,821 to $645. In October 2015, CMS reversed its preliminary CLFS and restored the final pricing determinations for AlloMap in the 2016 CLFS to $2,821. This matched the previous rate set by a number of Medicare Administrative Contractors, or MACs. CMS deferred any formal Category 1 CPT pricing determinations until 2017.

On June 10, 2016, CMS announced its proposed gapfill pricing for patients covered by Medicare. CMS initially proposed that reimbursement for AlloMap be reduced from the current rate of $2,821 to $732. On September 30, 2016, CMS published a gapfill reimbursement rate determination from the MACs, under which payment for the AlloMap test would have been $1,921. We submitted a request for reconsideration of the reimbursement rate and in November 2016, CMS released the 2017 Clinical Laboratory Fee Schedule reflecting the final rate of reimbursement at $2,841, an increase of $20 compared to the 2016 fee schedule.

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests.

Medicare

We are reimbursed for a substantial portion of our AlloMap tests performed on recipients covered by Medicare. These represented 34%, 36% and 37% of all AlloMap tests in 2016, 2015 and 2014, respectively. Approximately 44%, 50% and 51% of all testing revenue was derived from Medicare reimbursements for the years ended December 31, 2016, 2015 and 2014, respectively. Medicare reimbursement for AlloMap began in 2006.

Private Payers and Medicaid Payers

We are reimbursed for a substantial portion of the AlloMap tests we perform on patients covered by private payers and Medicaid payers. Coverage policies approving AlloMap for reimbursement have been adopted by many of the largest private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint, and a number of state Medicaid programs. Many other payers have positive coverage policies for AlloMap. With private payers and Medicaid payers that have not yet adopted positive coverage policies for AlloMap, we obtain reimbursement from those payers on a case-by-case basis for a significant portion of claims.

International

In 2013, we initiated a commercial agreement with Diaxonhit, a leader in specialty in-vitro diagnostics for transplantation, infectious diseases and cancer. The agreement carries a 10-year term and grants Diaxonhit exclusive rights to promote AlloMap in Europe. Diaxonhit has agreed to commercialize AlloMap in all countries in western and central Europe directly and through sub-partners. Under the terms of our agreement, we provide Diaxonhit with training and a license to perform AlloMap. In Europe, we receive revenue in two ways; first, through our sale of testing materials to our partner, Diaxonhit, and second, through royalties on Diaxonhit’s net earnings from sales of AlloMap. Diaxonhit will pay royalties to us as a percentage of the net earnings from sales, as defined in the agreement, of AlloMap tests, in the mid to high teens. Diaxonhit made an upfront payment to us in cash of approximately €387,500 ($408,000) and Diaxonhit’s publicly traded common stock with a value at the time of €387,000 following execution of the agreement. Through Diaxonhit, we have also secured a dedicated laboratory, the Strasbourg University Hospital Central Immunology Laboratory, or HUS, in France.

Our agreement with our Canadian partner, LifeLabs Medical Laboratory Services, was terminated in August 2015 and we now sell AlloMap directly in Canada with a focus on Ontario, Canada’s largest province.

The Olerup line of pre-transplant products has a broad international presence. Our Swedish affiliate makes direct sales of these products to customers throughout the Nordic region, while the team in Austria sells directly to customers in Germany, Benelux, Austria and Slovenia. The Austrian affiliate also manages our relationships with third-party distributors and sub-distributors to offer our pre-transplant products throughout the rest of Europe, Asia and Africa. Finally, our US-based Olerup affiliate offers these products in U.S. and Canada, as well as South and Central America through a network of distributors and sub-distributors.

Testing and Laboratory Operations

Our laboratory operations are headquartered at our Brisbane, California laboratory, which is certified under CLIA, and where we perform all AlloMap laboratory testing in support of our U.S. and Canadian patients. Through our European commercial partner, we have contracted with a dedicated laboratory in France with HUS for AlloMap testing in Europe. We undertook a multi-step validation process to demonstrate that AlloMap test results released from the HUS laboratory are equivalent to AlloMap results generated by our main laboratory in the United States. We completed the technology transfer in January 2016, and patient samples can now be tested at HUS. We believe that our laboratory capacity will be adequate to meet demand for AlloMap for the next few years.

We have also expanded our existing California lab facilities to accommodate CLIA-compliant space specifically designed for clinical-grade next-generation sequencing, or NGS, testing. This laboratory space has been established to support future products, such as AlloSure, that target dd-cfDNA for the surveillance of organ transplant recipients. The expanded facility also includes a state-of-the-art laboratory information management system containing best-in-class NGS bioinformatics and customized software modules.

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

We rely solely on single suppliers to provide certain laboratory instruments and reagents used to perform AlloMap. These sole source suppliers include Thermo Fisher Scientific Inc., or Thermo Fisher, which supplies us with instruments, laboratory reagents, a master mix formula and consumables; Becton, Dickinson, and Company, which supplies us with cell preparation tubes; and Therapak Corporation, which supplies us with a proprietary buffer reagent. One of the reagents supplied to us by Therapak Corporation is, in turn, obtained by Therapak Corporation from Qiagen N.V. and is a proprietary formulation of Qiagen N.V.

We have completed all the verification and validation studies with Thermo Fisher for the development of a custom master mix. All three full scale validation lots passed our acceptance testing. We now routinely purchase this material for routine use in the production of its AlloMap test plates.

Manufacturing

We have historically purchased many of the components and raw materials used in our Olerup product line of pre-transplant test kits from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and critical raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop alternate backup plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. Due to the high standards and FDA requirements applicable to the manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing facility at our principal European executive offices located in Stadshagen, Stockholm, Sweden is used to support the production, packaging and labeling of our proprietary Olerup brand test kits. The facility is certified to Quality Management System, or QMS, to standards ISO 9001:2008, ISO 13485: 2012 and the Canadian Medical Devices Conformity Assessment System, or CMDCAS, for Medical Devices. These standards include a special set of requirements specifically related to the supply of medical devices and related services. ISO is an internationally recognized standard for quality management systems. Subsequent audits by the registrar have been and will continue to be carried out at regular intervals to ensure we are maintaining our system in compliance with ISO standards. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. Additionally, we seek to manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.

Sales and Marketing

Post-transplant Sales and Marketing Team

Our sales organization consists of a direct sales team in the United States that interacts with all aspects of the post-transplantation channel, including sales, medical science, reimbursement, customer service and field laboratory/draw site support. As of December 31, 2016, our sales and marketing team consisted of 16 employees, including transplant account sales executives, reimbursement account managers and customer service personnel.

In 2016, AlloMap was used in 100 of the approximately 125 heart transplant centers in the United States. Our marketing focuses on the clinical and economic benefits of AlloMap and the scientific validation that supports our test. Our strategy includes continued marketing to and education of clinicians and administrators at treatment centers that have used our test to increase the number of clinicians at those centers using our test, assist transplant centers with scheduling AlloMap tests for patients, and to have centers adopt formal protocols for AlloMap use.

Pre-transplant Sales and Marketing Team

The pre-transplant sales team has sales offices in Vienna, Austria; Stockholm, Sweden; and West Chester Pennsylvania. The office in Austria has eight employees and is responsible for sales and distribution of Olerup products in Europe. Direct sales are conducted for customers in Germany, Benelux, Austria and Slovenia. Distributors and sub-distributors are used for the rest of Europe, Asia and Africa. The Swedish office, with three sales and marketing employees, makes direct sales to customers throughout the Nordic region. Finally, the office in Pennsylvania, with seven employees, is responsible for direct sales of pre-transplant products in the U.S. Through distributors and sub-distributors, it also offers Olerup products in Canada, as well as South and Central America.

Competition

Because of our comprehensive portfolio of pre-transplant HLA typing products and post-transplant surveillance diagnostic test services, we face many different types of competition.

Pre-Transplant

Our competitors within the pre-transplant HLA tissue typing markets comprise a diverse range of manufacturers servicing hospital and commercial reference testing laboratories. The market leader in HLA typing and third party distributors is Thermo Fisher through its acquisition of transplant-focused companies One Lambda and Life Technologies. In certain HLA tissue typing markets that incorporate a wide variety of technology test platforms, such as SSP, SBT, SSO and emerging next generation sequencing (NGS), competitors include Abbott, Illumina, Protrans, GenDx, Bio-Rad laboratories, Immucor and R.O.S.E. We also face completion from hospital and commercial reference labs that develop their own in-house testing solutions known in the diagnostics industry as “home brews”. We believe that our Olerup brand product line based on performance, reputation and service competes favorably behind One Lambda and Life Technologies as a leading supplier of HLA test kits.

Post-Transplant

Our competition within the post-transplant markets principally includes clinical reference labs and hospital labs using existing and routine clinical chemistry tests. We believe the principal competitive factors in our target markets include:

•	quality and strength of clinical and analytical validation data;
•	confidence in diagnostic results;
•	technical performance and innovation to deliver new products that provide clinically actionable results;
•	reputation among customers as a provider of high value diagnostic tests and diagnostic test services;
•	the extent of reimbursement;
•	inclusion in practice guidelines;
•	cost-effectiveness; and
•	ease of use.

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

We expect the competition for post-transplant surveillance to increase as there are several established and early-stage companies in the process of developing novel products and services for the transplant market which may directly or indirectly compete with AlloMap, AlloSure and or our development pipeline. In addition, companies that have not historically focused on transplantation, but have knowledge of dd-cfDNA technology, have indicated they are considering this market.

Overall Competition

Our potential competitors may have widespread brand recognition and substantially greater financial, technical and research and development resources and selling and marketing capabilities than we do. Other competitors may develop products with prices lower than ours that could be viewed by clinicians and payers as functionally equivalent to our solution, offer solutions that may be more accurate or effective than our solution or offer solutions at prices designed to promote market penetration, which could force us to lower the price of our current and future solutions and affect our ability to achieve or maintain profitability.

Intellectual Property

Patents and Proprietary Technology

In order to remain competitive, we seek to develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, material data transfer agreements and licenses to protect our intellectual property rights. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with confidentiality agreements and reasonable security measures.

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

As of December 31, 2016, we have 16 issued U.S. patents related to transplant rejection and autoimmunity. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of IMX, we obtained an exclusive license from Stanford to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030. As part of our April 2016 acquisition of Allenex and its subsidiaries, we obtained an additional five U.S. patents on donor matching technology and treatment for antibody mediated transplant rejection.

We have six issued U.S. patents covering a method of diagnosing or monitoring autoimmune or chronic inflammatory diseases, such as lupus, by detecting specific genes. While we have clinical samples and patents covering lupus diagnostics, we do not intend to actively pursue the lupus test opportunity.

AlloMap, AlloSure, Olerup SSP, XM-ONE and CareDx are registered trademarks of ours in the United States.

We have developed trade secrets and know-how since our inception. These are found particularly in technical areas such as optimized systems for making precise and reproducible quantitative polymerase chain reaction, or q-PCR, measurements, and in the analysis of genomic data and algorithm development.

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

In November 2004, we entered into a license agreement with Roche Molecular Systems, Inc., or Roche, which was amended in January 2007, July 2007, October 2008 and September 2014, as so amended, the Roche License. The Roche License grants us the right to use PCR and q-PCR for use in clinical laboratory services. The Roche License is a non-exclusive license agreement in the United States covering the claims in multiple Roche patents. Under the terms of the Roche License, we are required to report and pay royalties, after adjustment due to a discount for combination services, in the mid-single digits on test revenues from products using the licensed intellectual property on a quarterly basis until September 2017, pursuant to a Settlement Agreement and Mutual Release, dated September 11, 2014, or the Settlement Agreement. As part of the Settlement Agreement, we will continue (i) a downward adjustment of the combination services percentage used to determine the portion of the AlloMap service that is royalty bearing under the terms of the Roche License until September 30, 2017 and (ii) to report and pay quarterly royalties within 45 days of the end of each quarter. Roche has agreed that subject to our timely payment of all applicable royalties through such date, no further royalties will be payable by us for periods after September 20, 2017.

In June 2014, we entered into an amended and restated license agreement with Stanford, or the Stanford License, which granted us an exclusive license to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA and a non-exclusive license to related technology provided by Stanford. Subject to various rights of extension, we are required to achieve certain development and commercialization milestones set forth in the license agreement. Under the terms of the Stanford License, we are required to report and pay an annual license maintenance fee, six milestone payments and royalties in the low single digits on net sales of products incorporating the licensed technology.

In January 2017, we completed a transaction to acquire Conexio business assets in order to continue selling the SBT product line. We purchased rights to many of the assets, such as machinery, facility lease, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products.

Regulation

Clinical Laboratory Improvement Amendments of 1988

Having a clinical laboratory in California, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the CLIA, administered by CMS, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems, proficiency testing and performance. Almost all clinical laboratories are subject to regulation under the CLIA, which is designed to ensure that laboratory testing services on materials derived from the human body are accurate and reliable.

We have a certificate of accreditation under the CLIA to perform “high complexity” testing. Laboratories performing high complexity testing are required to meet more stringent personnel and quality system requirements than laboratories performing less complex tests. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The standards applicable to the testing which we perform may change over time. We were inspected as part of the customary College of American

Pathologists audit in 2016 and recertified under the CLIA as a result of passing that inspection. We expect the next regular inspection under the CLIA to occur in 2018.

California Laboratory Licensing

In addition to federal certification requirements of laboratories under the CLIA, licensure is required and maintained for our laboratory under California law. Such laws establish standards for the day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory. We are required to maintain compliance with California standards as a condition to continued operation of our laboratory in California.

Other States’ Laboratory Testing

Other states require out-of-state laboratories which accept specimens from those states to be licensed. We have obtained licenses in California, Florida, New York, Maryland and Pennsylvania and believe we are in compliance with applicable licensing laws.

Food and Drug Administration

The FDA regulates the design, testing, development, manufacture, safety, labeling, marketing, promotion, storage, sale and distribution of medical devices pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or FFDCA. The FFDCA and its implementing regulations govern, among other things, the following activities relating to our medical devices: preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, post-market adverse event reporting, import/export, and advertising and promotion. These regulations apply to all or our products sold in the United States, as well as our facilities in Stockholm, Sweden used to produce some of them. The FDA has also asserted that it has the authority to regulate LDTs as medical devices under the FFDCA. An LDT is a test developed by a single laboratory for use only in that laboratory, such as AlloMap.

The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most laboratory-developed tests and because it believes that laboratories certified as high complexity under the CLIA, such as ours, have demonstrated expertise and ability in test procedures and analysis. However, beginning in September 2006, the FDA issued draft guidance on a subset of LDTs known as IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions which require clinical validation. We believed that AlloMap met the definition of IVDMIA set forth in the draft guidance document. As a result, we applied for, and obtained in August 2008, 510(k) clearance for AlloMap for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe rejection.

On October 3, 2014, the FDA published two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. The FDA allotted 90 days for comment from stakeholders in order to further advance their thinking on their regulatory oversight of LDTs. In addition, the FDA convened a public meeting January 8-9, 2015, also for the purpose of stakeholders to provide input into the FDA process. On January 13, 2017, the FDA posted a “discussion paper” in which the agency outlined a substantially revised “possible approach” to the oversight of LDTs. The discussion paper explicitly states that it not a final version of the July 2014 draft guidance, and that it does not represent the agency’s “formal position.” Rather, the document represents the latest iteration of the agency’s thinking on LDTs, which the agency posted to “spur further dialogue.”

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

Health Insurance Portability and Accountability Act

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by healthcare providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

Federal and State Self-Referral Prohibitions

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law, and to similar state restrictions such as California’s Physician Ownership and Referral Act, or PORA. Where applicable, these restrictions generally prohibit us from billing patients or certain governmental or private payers for clinical laboratory testing services when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in, or compensation arrangement with, us, unless the arrangement meets an exception to the prohibition.

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

Federal and State Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, or collectively, the Affordable Care Act, was enacted in the United States. The provisions of the Affordable Care Act are effective on various dates. The Affordable Care Act expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the Anti-Kickback Statute and the False Claims Act, to make it easier to bring suit under these statutes. The Affordable Care Act also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system and expanded use of recovery audit contractors for enforcement.

There have been recent public announcements by members of the U.S. Congress and President Trump and his administration regarding their plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal or replacement of the Affordable Care Act or the effect such repeal or replacement would have on our business.

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

Federal False Claims Act

Another development affecting the healthcare industry is the increased use of the federal False Claims Act, and in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate instance of false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of causing physicians to order excessive or unnecessary services, providing false documentation in support of claims, kickbacks, Stark Law violations and other improper referrals and CLIA violations, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, the federal government has pursued enforcement actions under the False Claims Act in connection with off-label promotion of products. Our future activities relating to billing, compliance with the CLIA and Medicare reimbursement requirements, physician and other healthcare provider financial relationships and the sale and marketing of our products may be subject to scrutiny under these laws.

Foreign Jurisdictions

Laws and regulations outside of the United States also apply to our products. The number and scope of these requirements continues to grow, and there can be no assurance that we will be able to maintain any approvals that may be required to market our pre-transplant line of products outside the United States. Further, there may be significant expense and effort required to comply with these approvals for new products as they become ready for the commercial marketplace, or for our existing products that we wish to sell abroad.

We currently produce products, which are CE labeled and subject to the In Vitro Diagnostic Devices Directive (98/79/EC) (IVDD), a European Union (EU) Directive. Some of our products are currently labeled by self-declaration based on their intended. Others have been certified by a Notified Body for Compliance of the IVDD requirements. A product that is not CE marked is automatically considered to be non-compliant. Appointed national enforcement agencies monitor the market for violations and imported products are checked for compliance at customs offices.

No in vitro device or accessory may be placed on the market or put into service unless it satisfies the essential requirements set forth in the IVDD. Devices considered to meet the essential requirements must bear the CE marking of conformity, placed by the manufacturer, when introduced on the market. A manufacturer placing devices on the market in its name must notify its national competent authorities.

Our pre-transplant products also comply with the Canadian Medical Devices Conformity Assessment System (CMDCAS), which is a system designed to implement Canadian regulations requiring some medical devices be designed and manufactured under a registered quality management system (QMS). The SCC and Health Canada's Therapeutic Products Directorate (TPD) developed this system. It came into effect January 1, 2003.

Employees

At December 31, 2016, we had 161 regular employees, including 41 in manufacturing operations and support; 48 in research and development; 34 in sales and marketing and 38 in general and administrative positions. As of December 31, 2016, 106 employees were located in the United States and 55 were located outside of the United States.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. Most of our employees in Sweden are represented by a union. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Environmental Matters

Our operations require the use of hazardous materials (including biological materials), which subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. In addition, we could be subject to significant fines for failure to comply with applicable environmental, health and safety requirements. We cannot predict how changes in laws or new regulations will affect our business, operations or the cost of compliance.

Available Information

Our website is www.caredx.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not consider information on our website to be part of this report unless specifically incorporated herein by reference. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the website is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0300.

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

We have incurred substantial net losses since our inception, and we expect to continue to incur additional losses for the next several years. For the year ended December 31, 2016, our net loss was $39.8 million. As of December 31, 2016, we had an accumulated deficit of $212.6 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

•

researching, developing, validating and commercializing potential new diagnostic solutions, including additional expenses in connection with our continuing development and commercialization of AlloSure and other future diagnostic solutions;

•	developing, presenting and publishing additional clinical and economic utility data intended to increase payer coverage and clinician adoption of our current and future solutions;
•	expansion of our operating capabilities;
•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;
•	the process of fully integrating acquired companies and operations and the associated potential disruptions to our business;
•	future clinical trials;

•	expansion of the size and geographic reach of our sales force and our marketing capabilities to commercialize our existing and future solutions;
•	employment of additional clinical, quality control, scientific, customer service, laboratory, billing and reimbursement and management personnel;
•

compliance with existing and changing laws, regulations and standards, including those relating to corporate governance and public disclosure and regulations implemented by the SEC and The NASDAQ Stock Market LLC;

•	employment of operational, financial, accounting and information systems personnel, consistent with expanding our operations and our status as a public company; and
•	failure to achieve expected operating results may cause a future impairment of goodwill or other assets related to our acquisition of Allenex.

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy or even continue to operate. For a detailed discussion of our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We will require additional financing.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex AB, or Allenex. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to Midroc Invest AB, FastPartner AB and Xenella Holding AB, or the Majority Shareholders, by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on our obligations to the Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Majority Shareholders through a purchase of our equity securities in a subsequent financing, or the Subsequent Financing. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by no later than July 1, 2017. Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex. We determined at the date of the acquisition that these contingencies would be waived. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. We will do so in accordance with all applicable Swedish law, and anticipate concluding this process in Q2 or Q3 of 2017. On June 8, 2016, we delisted Allenex’s common stock from Nasdaq OMX Stockholm AB.

On April 14, 2016, we completed a private placement transaction for the sale of 591,860 units, or Units, at a purchase price of $23.94 per Unit, or the Private Placement. The aggregate gross proceeds to us from the Private Placement were approximately $14.2 million. Concurrently, we also entered into Commitment Letters pursuant to which the Majority Shareholders agreed to purchase our equity securities in the Subsequent Financing. We made payments of approximately $1.1 million and $97,000 in placement fees and other offering expenses, respectively, to placement agents as part of closing the sale of the 591,860 Units in the Private Placement. On June 15, 2016, we completed the Subsequent Financing for the sale of an additional 334,169 Units to the Majority Shareholders. The aggregate gross proceeds to us from the Subsequent Financing were approximately $8.0 million. Securities issued in the Subsequent Financing were issued and sold at the same price and on substantially the same terms as the securities issued in the Private Placement.

On September 26, 2016, we completed an underwritten public offering, or the Public Offering, pursuant to which we issued and sold an aggregate of 2,250,000 shares of our common stock at a public offering price of $4.00 per share, or the Public Offering. The aggregate gross proceeds to us were approximately $9.0 million, and $7.8 million net of issuance costs. The Public Offering was made pursuant to our registration statement on Form S-3, which was declared effective by the SEC on December 4, 2015, a base prospectus dated December 4, 2015 and a prospectus supplement dated September 21, 2016. Piper Jaffray & Co. acted as the sole underwriter for the Public Offering.

On March 15, 2017, we completed a convertible debt financing with institutional investors for net proceeds of $24.0 million. The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank and we are required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to us to fund our operations or repay indebtedness. We intend to use the remaining net proceeds for continuing operations and to fund the commercialization of AlloSure.  The Debentures mature on February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of our common stock at a price of $4.56 per share, or the Conversion Price, at the holder’s option. The Debentures include warrants to purchase up to an aggregate of 1.25 million shares of our common stock.  The warrants have an exercise price of $5.00 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022.  After September 1, 2017, upon the satisfaction of certain conditions, including the volume weighted average price of our common stock exceeding 250% of the Conversion Price for twenty consecutive trading days, we can require that the Debentures be converted into shares of our common stock, subject to certain limitations. Commencing on March 1, 2018, each of the holders of the Debentures will have the right, at its option, to require us to redeem up to $937,500 of the outstanding principal amount of its Debenture per month. We will be required to promptly, but in any event no more than one trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lesser of (a) a 12% discount to the average of the three lowest volume weighted average prices of our common stock over the prior 20 trading days, (b) a 12% discount to the prior trading day’s volume weighted average price, or (c) the Conversion Price. We may only opt for payment in shares of our common stock if certain conditions are met, and any repayments made through the issuance of common stock will result in dilution to our existing stockholders. Our obligations under the Debentures can be accelerated upon the occurrence of certain events of default as specified in the agreement, including any failure to deliver cash or shares if any holder of the Debentures elects to require us to redeem a Debenture. In the event of default and acceleration of our obligations, we would be required to pay (i) 115% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated on or prior to March 1, 2018, (ii) 108% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated after March 1, 2018, but prior to March 1, 2019, and (iii) 105% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated on or after March 1, 2019.

Notwithstanding the prior transactions, we will require additional financing and/or refinancing of our current debt obligations to fund working capital, repay debt and to pay our obligations, including our obligations under a term loan facility, or the Term Loan Facility, with Danske Bank A/B, or Danske, and our obligations to FastPartner AB and Mohammed Al Amoudi under our outstanding promissory notes with such parties. Our obligations under the promissory notes are secured by a pledge of shares of Allenex. We may pursue financing and refinancing opportunities in both the private and public debt and equity markets through sales of debt or equity securities. Additional financing might include one or more offerings and one or more of a combination of discounted or at-the-market common stock, securities convertible into or exchangeable for shares of common stock, warrants or other rights to purchase or acquire common stock.

Absent the receipt of additional financing and provided that Danske does not demand repayment of debt, we will be unable to fund our operations and make scheduled loan payments beyond the quarter ended June 30, 2017 unless we substantially reduce our costs and operations, including research and development activities, marketing activities and programs and other general and administrative expenses. As a result of our obligations and lack of immediately available financial resources, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, and/or refinance our Allenex indebtedness in the near term, we will be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016, included a “going concern” explanatory paragraph indicating that our recurring losses from operations and need for additional capital raise substantial doubt about our ability to continue as a going concern.

Our ability to raise additional financing for working capital and to refinance our indebtedness will depend, in part, on the conditions of the capital markets, restrictions on the issuance of securities under the regulations implemented by the SEC and The NASDAQ Stock Market LLC and current stock valuation. Additional capital may not be available on attractive terms, or at all. Raising additional funds by issuing equity securities would result in dilution to our existing stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Any refinancing of our indebtedness could be at significantly higher interest rates, require additional restrictive financial and operational covenants, require us to incur significant transaction fees and also require that we issue warrants or other equity securities, or issue convertible securities. Any debt arrangement we enter into may contain restrictive covenants, including restrictions on the ability of us and our subsidiaries to incur additional debt, grant liens, make investments, including acquisitions and pay dividends and distributions. These restrictions and covenants may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default and an acceleration of our obligations under a debt agreement. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we would have to curtail our research and development and other activities and this would adversely affect our business and future prospects.

As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2016, we are currently ineligible to file new short form registration statements on Form S-3, and we are unable to access our existing Registration Statement on Form S-3 for sales of securities by us, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file our Annual Report on Form 10-K for year ended December 31, 2016, we are currently ineligible to file new short form registration statements on Form S-3 and we are unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act using our currently effective Registration Statement on Form S-3 (File No. 333-206277). As a result, we are currently unable to conduct an “at the market” offering pursuant to our August 2015 Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. In addition, if we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. In addition, our inability to conduct an offering “off the shelf” may require us to offer terms that may not be advantageous (or may be less advantageous) to us or may generally reduce our ability to raise capital in a registered offering. If we are unable to raise capital through a registered offering, we would be required to conduct our financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under rules of The NASDAQ Stock Market LLC.

Assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is April 1, 2018.

We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.

For the year ended December 31, 2016, payments from Medicare for AlloMap represented 44% of post-transplant testing revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

In 2016, CMS used a process referred to as “gapfill” to establish reimbursement rates for Allomap for 2017. The gapfill process consisted of a number of steps, including: (i) CMS obtained preliminary proposed reimbursement for AlloMap from the eight Medicare Administrative Contractors, or MACs; (ii) CMS obtaining final reimbursement submission for AlloMap from the eight MACs; and (iii) a reconsideration period, with requests for reconsideration submitted through October 31, 2016. On June 10, 2016, CMS announced the proposed gapfill pricing from the MACs for patients covered by Medicare, which initially proposed that reimbursement for AlloMap be reduced from the 2016 National Limitation Amount of $2,821 to $732.  On September 30, 2016, CMS published a final gapfill reimbursement rate determination from the MACs, under which payment for the AlloMap test would have been $1,921. This reimbursement rate, determined by gapfill submissions from the MACs, was open to reconsideration submissions until October 31, 2016. We submitted a request for reconsideration of the reimbursement rate determined by the MACs and in November 2016 CMS released the 2017 Clinical Laboratory Fee Schedule reflecting the final rate of reimbursement at $2,841, an increase of $20 compared to the 2016 AlloMap price.

Ultimately, the proposed gapfill rates were not implemented. However, if an AlloMap reimbursement rate that is significantly lower than the current reimbursement rate is published in the Clinical Laboratory Fee Schedule, or CLFS, in the future, it could cause us to discontinue AlloMap testing for Medicare patients because providing AlloMap tests at a substantially lowered reimbursement rate may not be economically viable. Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations.

If future reimbursement levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.

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

Any decision by CMS or its local contractors to reduce or deny coverage for our test would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare covered patients to reduce or discontinue the use of our AlloMap test.

Our financial results currently are largely dependent on sales of one post-transplant test, AlloMap, and Olerup products for pre-transplant matching, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.

A majority of our revenue is currently dependent on sales of AlloMap for heart transplant recipients and secondarily from sales of Olerup products for pre-transplant matching of donors and recipients. We expect that sales of AlloMap and Olerup products will account for a substantial portion of our revenue for at least the next two years. Although we are in the process of commercializing AlloSure, our dd-cfDNA-based solution for solid organ transplant recipients, and QTYPE for more rapid testing of pre-transplant organs and tissues, even if we are successful in developing these new tests, we expect that adoption will take many quarters, during which our financial results will depend on the performance of our existing solutions and tests. Although we are in the process of commercializing AlloSure for kidney transplant recipients - the first group of patients for which the test will be available - even if we are successful in developing this test, we do not expect to receive approval for reimbursement of this test, which will drive its value as a contributor to our revenue stream, for at least the next several fiscal quarters. If we are unable to increase sales of AlloMap or Olerup products or successfully develop and commercialize other solutions, tests or enhancements, such as QTYPE, which was commercially launched at the end of September 2016, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.

We have in the past been, and from time to time in the future we may become, involved in lawsuits, claims and proceedings incident to the ordinary course of or otherwise in connection with our business. Litigation is inherently unpredictable. It is possible that an adverse result in one or more of these possible future events could have a material adverse effect on us including increased expenses to defend, settle or resolve such litigation.

The development and commercialization of additional diagnostic solutions, including solutions related to the acquisition of Allenex, are a key to our growth strategy. New test development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize additional diagnostic solutions.

Key elements of our strategy are to discover, develop, validate and commercialize a portfolio of new diagnostic solutions. While we have engaged in discovery and development activity for AlloSure, our dd-cfDNA solution for solid organ transplant recipients, we will be required to devote considerable additional efforts and resources to the further research and development of this test to demonstrate its clinical validity and utility before it will be fully adopted for use in recipients of various types of donated organs. Our planned new diagnostic solutions for organs other than the heart or kidney are at much earlier stages of development. dd-cfDNA solutions are a novel technology, and to date have not been used commercially in the field of transplantation surveillance. In connection with the acquisition of Allenex, we acquired two new potential commercial opportunities, QTYPE and XM-ONE, to address pre-transplantation testing needs. In 2014 and 2015, Allenex expended significant resources to develop QTYPE. QTYPE was commercially launched at the end of September 2016. XM-ONE is a research product for larger medical centers and we are working to establish broader commercial use. We cannot assure you that we will be able to successfully complete development of or commercialize any of our planned future or recently launched solutions, or that they will prove to be capable of reliably being used for organ surveillance in the heart or in other types of organs. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

The field of diagnostic testing in transplantation is evolving. Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations which could make AlloMap, Olerup products, and our solutions in development, outdated. We must continually innovate and expand our test offerings to address unmet needs in monitoring transplant related conditions and in pre-transplant testing. AlloMap, Olerup products and our solutions under development could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. If we are unable to demonstrate the effectiveness of AlloMap, Olerup SSP products and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our solutions and tests could decline, which would harm our business and financial results.

If clinicians, hospital administrators, medical centers and laboratories do not adopt our diagnostic solutions, we will not achieve future sales growth.

Clinicians and healthcare administrators are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we continue to educate clinicians, administrators and laboratory directors about AlloMap, AlloSure, Olerup product line and, subject to their development, our other solutions, and demonstrate the clinical and diagnostic benefits of these solutions and products. We believe that clinicians, transplant centers and laboratories may not use our solutions unless they determine, based on published peer-reviewed journal articles, the experience of other clinicians or laboratory verification, that our solutions provide accurate, reliable and cost-effective information that is useful in pre-transplant matching and monitoring their post-transplant recipients.

We estimate that there are approximately 125 centers managing heart transplant recipients in the United States. In 2016, AlloMap was used in 100 of these centers. However, not all clinicians in these centers are currently using our test. In order for AlloMap sales to grow, we must continue to market to and educate clinicians and administrators at treatment centers that have used our test to increase the number of clinicians ordering our test, the number of recipients tested and the number of tests per recipient. In addition, we must actively solicit additional treatment centers to establish policies and procedures for ordering our test and to encourage clinicians at those centers to incorporate our test into their standard clinical practice. Some of the challenges that our sales team must overcome include explaining the clinical benefits of AlloMap, which is a highly technical product, and changing a 30-year patient management paradigm of using biopsy as the basis of transplant recipient monitoring.

Our Olerup pre-transplant tests are sold to hundreds of laboratories mainly in Europe and the U.S. Laboratories order pre-transplant testing products based on the accuracy, speed and cost of the test together with the cost and availability of equipment on which to run the test. Switching to or adopting our Olerup SSP product often requires the purchase of new and costly testing equipment. To attract new laboratory customers, the performance of our Olerup SSP products must provide an accuracy, speed and/or cost advantage over similar products sold by our competitors.

If clinicians, hospital administrators and laboratories do not adopt and continue to use AlloMap, Olerup products or our future solutions and tests, our business and financial results will suffer.

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

If the use of AlloMap, AlloSure and our other solutions is not supported by studies published in peer-reviewed medical publications, and then periodically supplemented with additional support in peer-reviewed journals, the rate of adoption of our current and future solutions by clinicians and treatment centers and the rate of reimbursement of our current and future solutions by payers may be negatively affected.

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

We are in the process of completing clinical trials demonstrating the clinical use of AlloSure, our development stage transplant surveillance solution, and clinical performance characteristics of dd-cfDNA. To ensure the success of AlloSure and future tests based on dd-cfDNA, we will need to continue our efforts to complete and publicize research and trials that provide evidence of the utility of dd-cfDNA and validate AlloSure as a solution.

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

We expect the competition for pre- and post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing novel products and services for the transplant market which may directly or indirectly compete with AlloMap or our development pipeline. Allenex has a well-established business with well-known products in the field of HLA typing based on Olerup SSP. However, competition from other companies, especially those with an eye toward transitioning to more automated typing processes, could impact Allenex’s ability to maintain market share and its current margins. For example, we launched QTYPE in September 2016 and QTYPE competes with other q-PCR products including products offered by Linkage Bioscience and Thermo Fisher Scientific, Inc. as well as alternatives to PCR such as NGS products offered by Illumina.  In addition to companies focused on pre-transplantation such as Thermo Fisher Scientific Inc.’s One Lambda and Immucor, Inc.’s LIFECODES businesses, companies who have not historically focused on transplantation, but with existing knowledge of dd-cfDNA technology have indicated they are considering this market.

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

If we are unable to successfully and continually update our Olerup SSP typing kits on a timely basis, our ability to attract and retain patients could be impaired and our competitive position could be harmed.

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

Our clinical development relies on our ability to secure access to tissue and blood samples, as well as recipient information including biopsy results and clinical outcomes from the same patient. Furthermore, the studies through which our future solutions are developed may rely on access to multiple samples from the same recipient over a period of time as opposed to samples at a single point in time or archived samples. We will require additional samples and recipient data for future research, development and validation. Access to recipients and samples on a real-time, or non-archived, basis is limited and often on an exclusive basis, and there is no guarantee that initiatives such as the Circulating Donor-Derived Cell-Free DNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, study will be successful in obtaining and validating additional samples. Additionally, the process of negotiating access to new and archived donor and recipient data and samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues, such as usage rights, institutional review board approval, recipient consent, privacy rights and informed consent of recipients, publication rights, intellectual property ownership and research parameters. If we are not able to acquire or negotiate access to new and archived donor and recipient data and tissue and blood samples with source institutions, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future solutions such as AlloSure will be limited or delayed.

If we cannot maintain existing new clinical collaborations and enter into new ones, our efforts to commercialize AlloSure and our development of other new products could be delayed.

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

From time to time we expect to engage in discussions with potential clinical collaborators, which may or may not lead to collaborations. We cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies that may result will be enrolled or completed in a reasonable time frame or with successful outcomes. Once news of discussions regarding possible collaborations become known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the other entity’s announcement of a collaboration with an entity other than us may result in adverse speculation about us, our current and future solutions or our technology, resulting in harm to our reputation and our business.

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

Our past testing revenue growth rates may not be indicative of future growth, and we may not grow at all, and revenue may decline.

From 2015 to 2016, our testing revenue grew from $27.9 million to $29.7 million, which represents annual growth of 6%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:

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

If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloMap and future testing solutions, if any, and our business will be harmed.

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

Our present and future funding requirements will depend on many factors, including:

•

the level of research and development investment required to develop our dd-cfDNA test for heart and kidney transplant recipients and additional solutions for the surveillance of transplantation of other organs and our new HLA typing product, QTYPE, commercially launched at the end of September 2016, that reduces the time required to match donor organs and tissue with potential recipients prior to transplantation and uses real-time PCR;

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

Additional capital, if needed, may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. For example, in August 2015 we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. for selling additional shares of our common stock to the public through an “at the market” offering. In the event we become re-eligible to use a Registration Statement on Form S-3 to raise capital, any shares of common stock issued in the at-the-market offering will result in dilution to the existing stockholders. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

Our debt agreements contain restrictive and financial covenants that may limit our operating flexibility.

Our existing debt agreements with JGB Collateral LLC and certain of its affiliates, or JGB, and Danske contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times, achieving commercialization of AlloSure by a certain date, achieving certain gross profit targets for sales of our AlloMap product, a minimum cash flow to debt service ratio and maximum leverage and solvency ratios and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. For example, as a result of our failure to file this Annual Report on Form 10-K by April 17, 2017, we breached our obligation under our purchase agreement with JGB to make all required Exchange Act filings with the SEC on a timely basis. In addition, because we did not file a registration statement with the SEC registering for resale the common stock underlying the securities issued to JGB in the financing, commencing April 18, 2017 we began accruing liquidated damages payable to JGB at a rate of approximately $7,000 per day, which damages will continue to accrue at the same rate on a daily basis until the registration statement is filed with the SEC. As of February 29, 2016, we were also in violation of one of our financial covenants under our loan agreement with East West Bank. This violation was waived and memorialized in a written amendment to the loan agreement dated May 12, 2016 and, as of December 31, 2016, we were in compliance with our debt covenants under our loan agreement with East West Bank. We paid off all obligations owing under, and terminated, our loan agreement with East West Bank effective March 15, 2017. A debt covenant in the Term Loan Facility with Danske was violated due to insufficient working capital in Allenex, at each of June 30, 2016, September 30, 2016 and December 31, 2016.  We obtained waivers from Danske for each of these violations of the debt covenant.  However, the waiver we received for the covenant violation as of December 31, 2016 is conditional because it is based on preliminary consolidated financial statements for Allenex as of and for the three months and year ended December 31, 2016 prepared under International Financial Reporting Standards as adopted in Sweden and for regulatory reporting in Sweden, which financial statements are currently subject to further review and audit in Sweden, and the final consolidated financial statements for Allenex may change materially. Any change to the preliminary Allenex financials that served as a basis for the conditional waiver could result in a withdrawal of the conditional waiver and could result in Allenex being in default under the Term Loan Facility, at which point Danske could demand repayment of the debt. Additionally, while Allenex received waivers from Danske for each of these violations, due to continuing liquidity matters, we determined that it is not probable that Allenex was in compliance with this covenant as of March 31, 2017.  Danske has the ability to demand repayment of the debt if the violation is not resolved. For these reasons, the long-term debt due to Danske was classified as a current liability in the consolidated balance sheet as of December 31, 2016.  Additionally, if the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under our debt agreements.

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

Recent and future acquisitions and investments could disrupt our business, harm our financial condition and operating results, dilute your ownership of us and increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements to expand our existing know-how, expertise and intellectual property in other fields, including for the development of other commercial tests. Examples include our 2014 acquisition of ImmuMetrix, Inc., or IMX, a privately held development-stage company working on dd-cfDNA-based solutions in transplantation and other fields, our acquisition of Allenex in April 2016 and our acquisition of certain assets of Conexio Genomics Pty Ltd, or Conexio, in January 2017. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our test offerings or distribution. We have limited experience with respect to acquiring other companies and limited experience with respect to the acquisition of strategic assets or the formation of collaborations, strategic alliances and joint ventures. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our acquisition of IMX, our acquisition of Allenex and our recent acquisition of assets from Conexio, include:

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
•

financial reporting, revenue recognition or other financial control deficiencies of or arising from the acquired company that we do not adequately address and that cause our reported results to be incorrect or delayed;

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. For example, we completed our acquisition of IMX in June 2014, and some risks remain, including the risks that the intellectual property we acquired in this acquisition may not lead to a successful product, risks associated with milestone payments due under the merger agreement and the probability of achieving them, and the risk that Stanford University could terminate our patent license relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA if we do not meet certain performance and commercialization conditions. Additionally, the timing of the recent acquisition of Allenex may cause a heightened risk of any or all of the above factors, particularly in the near-term as we attempt to fully integrate the acquired operations. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill and other intangible assets, any of which could harm our business and results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

For example, on April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex. Allenex’s technology and products are new to us, and accordingly we may need to make substantial investments of resources to support the integration of Allenex, which will result in increased operating expenses and divert resources and management attention from other areas of our business. Additional unanticipated costs or delays may be incurred in the course of integrating the respective businesses. We cannot make any assurances that these investments will be successful. As a result of any of the aforementioned challenges, as well as other challenges and factors that may be unknown to us, we may not be able to fully realize the anticipated strategic benefits of the acquisition, which includes a complementary product portfolio and significant cross-selling opportunities. If we fail to successfully integrate Allenex, we may not realize the benefits expected from the transaction and our business may be harmed.

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

Our products may contain undetected errors or defects that are not identified until after the products are first introduced. Disruptions or other performance problems with our products, or the perception of disruption or performance problems with our products, may require us to initiate a product recall, such as occurred in April 2016 with respect to one of Allenex’s Olerup products, and may damage our customers’ businesses and harm our reputation. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim, product recall or similar occurrence may cause us to incur significant expense, decrease market acceptance of our products and adversely impact our business and operating results.

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

We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use to perform AlloMap. These sole source suppliers include Thermo Fisher Scientific Inc., which supplies us with instruments, laboratory reagents and consumables, Becton, Dickinson and Company, which supplies us with cell preparation tubes, and Therapak Corporation, which supplies us with a proprietary buffer reagent. One of the reagents supplied to us by Therapak Corporation is, in turn, obtained by Therapak Corporation from Qiagen N.V. and is a proprietary formulation of Qiagen N.V. We have no relationship with or control over, Qiagen N.V. We do not have guaranteed supply agreements with Thermo Fisher Scientific Inc., Becton, Dickinson and Company, Therapak Corporation or Qiagen N.V., which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States, some of which may be enhanced by our acquisitions of Allenex and the Conexio business assets.

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

Our operating results may be adversely affected by unfavorable economic and market conditions.

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

Accounting methods and policies for diagnostic companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. In addition, the preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Any changes or modifications to the methodology used for determining our estimates, assumptions and forecasts could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Allenex Acquisition

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

Each of our and Allenex’s business relationships may be subject to disruption due to uncertainty associated with the acquisition.

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

The market price of our common stock may decline due to increased selling pressure as a result of the acquisition or the subsequent equity financing.

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

The uncertainties associated with our combination with Allenex may result in a loss of key personnel.

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

Intangibles, including goodwill, acquired in connection with acquisitions may subsequently be impaired and, if so, could increase our net accumulated deficit.

We are accounting for the business combination with Allenex under the acquisition method of accounting in accordance with United States generally accepted accounting principles, or U.S. GAAP. The purchase price of Allenex is allocated to the fair value of the identifiable tangible and intangible assets and liabilities that are acquired from Allenex. The excess of the purchase price over Allenex’s net assets and intangibles is allocated to goodwill. We are also accounting for the business combination with ImmuMetrix in 2014 under the acquisition method of accounting. We have a substantial amount of goodwill on our balance sheet generated in connection with our acquisitions of Allenex and ImmuMetrix as part of our business growth strategy. Our goodwill of approximately $13.8 million as of December 31, 2016 represented approximately 18.0% of our total assets as of that date.

Under U.S. GAAP, we are required to evaluate our goodwill and indefinite-lived intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable; specifically, we are required to evaluate whether the intangible assets and goodwill as a result of the acquisitions of Allenex and ImmuMetrix continue to have fair values that meet or exceed the amounts recorded on our balance sheet. We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if impairment indicators are present. If the fair values of such assets decline below their carrying value on the balance sheet, we may be required to recognize an impairment charge related to such decline. In connection with our annual goodwill assessment on December 1, 2016, we performed step one of our annual goodwill impairment test and determined that the fair value of the Olerup reporting unit was $1.7 million, which was lower than its carrying value. A reduction in our forecasted revenue and operating results for the Olerup reporting unit was the primary cause of the reduction in fair value as compared with our forecast as of the acquisition of Allenex in April 2016.  Our forecasted revenues and operating results were adversely impacted by an earlier-than-expected market adoption of NGS and/or q-PCR technology and increased competition from other companies that compete with or will compete with our pre-transplant products. We then were required to perform the second step of the two-step process for the Olerup reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities, using a present value analysis, in order to determine an implied fair value of goodwill. Based on our analysis, the implied fair value of the goodwill was lower than the carrying value of the Olerup reporting unit. Based on the results of the impairment test, we recorded an impairment charge of $13.0 million of Allenex’s goodwill. For information about this $13.0 million impairment charge, see Note 6 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Under U.S. GAAP, we are also required to evaluate finite-lived intangible assets, which are long-lived assets, for indicators of possible impairment at least annually and more frequently when events or changes in circumstances indicate the carrying amount of the intangible asset may not be recoverable. Finite-lived intangible assets are intangible assets that we are amortizing over their estimated useful lives. If recoverability is in question, we would then compare the carrying amounts of the intangible assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the intangible asset over the asset’s fair value determined using discounted estimates of future cash flows.

Lower than expected revenue growth, a trend of weaker than anticipated financial performance, a decline in our market capitalization for a sustained period of time, unfavorable changes in market or economic and industry conditions all could significantly impact our impairment analysis. If we determine an impairment exists, we may be required to recognize further impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

We may not realize the full value of the inventory acquired pursuant to our combination with Allenex.

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

Additionally, from time to time, payers change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. These billing complexities, and the resulting uncertainty in obtaining payment for AlloMap and future solutions, could negatively affect our revenue, cash flows and profitability.

Health insurers and other third-party payers may decide to revoke coverage of our existing test, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects.

Successful commercialization of AlloMap and AlloSure depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals. We do not recognize revenue for test results delivered without a contract for reimbursement, or an established coverage policy and a history of payment. Revenue for AlloMap is recognized on a cash basis if the conditions for recognizing revenue on an accrual basis are not met. For the years ended December 31, 2016 and 2015, approximately 37% and 32%, respectively, our AlloMap revenue was recognized on a cash basis.

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

Decisions by CMS with respect to coding could also affect our revenue. For example, on September 25, 2013, CMS released the preliminary payment determinations for the CLFS for 2014. CMS proposed to not recognize certain Current Procedural Terminology codes, or CPT codes, called Multianalyte Assays with Algorithmic Analyses codes, or MAAA codes, as valid for Medicare purposes under the CLFS because it determined that an algorithm is not a clinical diagnostic test. This preliminary determination would have reversed a CMS final determination released on November 6, 2012 for 2013 that withdrew a proposal to not cover algorithmic analysis and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they were then billed under the CLFS. When the final payment determination for 2014 was issued, CMS stated instead that it will continue to consider each test classified by the CPT as a MAAA on its own merits, and payment amounts would be determined using a gapfill methodology if the Medicare contractor determines the code is payable.

Until 2016, AlloMap was billed using an unlisted CPT code, but in 2016 a new CPT Category 1 MAAA code was added that specifically describes the test. The AlloMap test also has been assigned a second Z codeTM identifier through a program for molecular diagnostics, which is included on all Medicare claims. If in the future CMS makes a determination not to pay for this code, or for any MAAA codes, this could be harmful to our business, and could have negative spillover implications that prevent or limit coverage by other third-party payers that might mirror aspects of Medicare payment criteria.

Our transition from an outsourced billings and collections vendor to an in-house staff has negatively affected our cash collection cycle.

During 2015, we transitioned our billing and collections functions for our AlloMap testing from on outside vendor to an in-house staff. On July 1, 2015, these functions began being performed by in-house staff recruited and hired by us directly. During this process, we also transitioned from the outside vendor’s software, which was familiar and compatible with our accounting system and procedures, to a new software system designed for use by in-house departments in billing and collections of medical diagnostic tests. Since the transition and despite hiring experienced personnel, we have experienced a slowdown in collections and are working to remediate the slowdown. There is risk that billing and collections will not be smooth until the procedures are improved and become routine, including that payments may not be collected timely, communication errors with insurers regarding specifics of the insurance claims may occur, insurers’ deadlines may not be met, claims may expire, payments may not be properly applied to outstanding receivables, and revenue may not be recorded accurately. There is also a risk that the combination of a software system changeover, the hiring of new personnel with lack of experience with the specific nature of our billing procedures with insurers, payments being directed to a new lockbox, new reports with changes to our billing and cash collections data and other changes to the process will result in lost or reduced collections compared with prior periods or otherwise have an adverse effect on our operations, cash flows and revenue.

Healthcare reform measures could hinder or prevent the commercial success of AlloMap.

The pricing and reimbursement environment may change in the future and become more challenging as a result of any of several possible regulatory developments, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to profitably sell any diagnostic products we may develop and commercialize. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products from governmental agencies or other third-party payers, which would adversely affect our business strategy, operations and financial results. For example, as a result of the Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or the Affordable Care Act, substantial changes have been made and may continue to be made to the current system for paying for healthcare in the U.S., including changes made in order to extend medical benefits to those who currently lack insurance coverage. The Affordable Care Act also provided that payments under the Medicare CLFS were to receive a negative 1.75% annual adjustment through 2015. Although we have not been subject to such adjustment in the past, we cannot assure you that the claims administrators will not attempt to apply this adjustment in the future.

Among other things, the Affordable Care Act includes payment reductions to Medicare Advantage plans. These cuts have been mitigated in part by a CMS demonstration program that expired in 2015. We cannot be assured that future cuts would be mitigated by CMS. Any reductions in payment to Medicare Advantage plans could materially impact coverage and reimbursement for AlloMap.

In addition to the Affordable Care Act, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. The Protecting Access to Medicare Act of 2014 introduced a multi-year phase in of a new payment system for services paid under the CLFS. Under this new system, beginning in 2017 laboratories will report to CMS the payment rates paid to the laboratories by commercial third-party payers including Medicare and Medicaid managed care plans, for each test and the volume of each test performed. CMS will use the reported data to set new payment rates under the CLFS beginning in 2018. For most tests, rates will only be adjusted every three years. For newly developed tests that are considered to be “advanced diagnostic lab tests,” the Medicare payment rate will be the actual list price offered to third-party payers for the first three quarters that the tests are offered, subject to later adjustment. CMS will establish subsequent payment rates using the commercial third-party payer data reported for those tests.

There have been recent public announcements by members of the U.S. Congress and President Trump and his administration regarding their plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal or replacement of the Affordable Care Act or the effect such repeal or replacement would have on our business. Regardless of the impact or repeal of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. Additionally, annual federal budget negotiations frequently include healthcare payment reform measures impacting clinical laboratory payments. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloMap. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloMap and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.

Risks Related to the Healthcare Regulatory Environment

In order to operate our laboratory, we have to comply with the CLIA and state laws governing clinical laboratories.

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

We were inspected as part of the customary College of American Pathologists audit in 2016 and recertified under the CLIA as a result of passing that inspection. We expect the next regular inspection under CLIA to occur in 2018. If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform AlloMap, which would limit our revenues and materially harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.

If the FDA’s recently published draft guidance setting forth a comprehensive regulatory scheme for laboratory-developed tests, or LDTs, becomes final, we would incur substantial costs and delays associated with trying to obtain premarket clearance or approval for those solutions.

Clinical laboratory tests that are developed and validated by a laboratory for its own use are called LDTs. The laws and regulations governing the marketing of diagnostic products for use as LDTs are extremely complex, and in many instances, there are no significant regulatory or judicial interpretations of these laws. For instance, while the FDA maintains that LDTs are subject to the FDA’s authority as diagnostic medical devices under the Federal Food, Drug, and Cosmetic Act, or FFDCA, the FDA has in the past generally not exercised enforcement discretion with respect to most LDTs performed by CLIA-certified laboratories.

The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most laboratory-developed tests and because it believes that laboratories certified as high complexity under CLIA, such as ours, have demonstrated expertise and ability in test procedures and analysis. However, beginning in September 2006, the FDA issued draft guidance on a subset of LDTs known as “in vitro diagnostic multivariate index assays,” or IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which the FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions which require clinical validation. We believed that AlloMap met the definition of IVDMIA set forth in the draft guidance document. As a result, we applied for, and obtained in August 2008, 510(k) clearance for AlloMap for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe rejection. A 510(k) submission is a premarketing submission made to the FDA. Clearance may be granted by the FDA if it finds the device or test provides satisfactory evidence pertaining to the claimed intended uses and indications for the device or test.

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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests.

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

As of December 31, 2016, we had 16 issued U.S. patents related to autoimmunity and transplant rejection. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of IMX, we obtained an exclusive license from Stanford University to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030.

We have six issued U.S. patents covering a method of diagnosing or monitoring autoimmune or chronic inflammatory disease, such as lupus, by detecting specific genes. While we have clinical samples and patents covering lupus diagnostics, we do not intend to actively pursue the lupus test opportunity. As part of our April 2016 acquisition of Allenex and its subsidiaries, we obtained an additional five U.S. patents on donor matching technology and treatment for antibody mediated transplant rejection. In dd-cfDNA-based transplant diagnostics, we have submitted a patent application to cover some of our initial research and development work in this field. There is no guarantee that the U.S. Patent and Trademark Office, or PTO, will approve this application. We do not know what claims, if any, will be granted in our existing and future applications. Our patents and patents that we exclusively license from others address fields that are rapidly evolving, and, particularly with respect to dd-cfDNA-based transplant diagnostics, it is possible that other patents have and will be granted to others that affect our ability to develop and commercialize our current and future solutions. If the reviewers of our patent applications at the PTO refuse our claims, we may not be able to sufficiently protect our intellectual property. Further, recent and future changes in the patent laws and regulations of the United States and other jurisdictions may require us to modify our patent strategy and could restrict our ability to obtain additional patents for our technology.

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

AlloMap, AlloSure, Olerup SSP, XM-ONE and CareDx are registered trademarks of our company in the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue. We may not be able to protect our rights to these and other trademarks and trade names which we need to build name recognition by potential partners or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

We license technology from third parties necessary to develop and commercialize our products. One of our most significant licenses covers PCR technology used in AlloMap and may be required for future solutions we develop. We license this technology from Roche Molecular Systems, Inc. In connection with our acquisition of IMX, we obtained another significant license. This one is an exclusive license from Stanford University to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This technology is critical to AlloSure, our newest dd-cfDNA-based solution for solid organ recipients. Our rights to use these and other licensed technologies, data and materials and to employ the inventions claimed in licensed patents are subject to the continuation of and our compliance with the terms of the applicable licenses. We are obligated under these licenses to, among other things, pay certain royalties upon commercial sales of our products. These licenses generally last until the expiration of the last to expire of the patents included within the licenses that cover our use within our products, but the licenses may be terminated earlier in certain circumstances. Termination of any of these licenses could prevent us from producing or selling some or all of our products, and a failure of the licensors to abide by the terms of the licenses or to prevent infringement by third parties could harm our business and negatively impact our market position. Failure of a licensor to abide by the terms of a license or to prevent infringement by third parties could also harm our business and negatively impact our market position.

Risks Related to Our Common Stock

Our operating results may fluctuate, which could cause our stock price to decrease.

Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 4, 2016 to December 31, 2016, our stock price ranged from $2.50 to $6.84 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by clinicians and recipients for our current and future solutions, if any;
•	coverage and reimbursement decisions by third-party payers and announcements of those decisions;
•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;
•	the inclusion or exclusion of our current and future solutions in large clinical trials conducted by others;
•	new or less expensive tests and services or new technology introduced or offered by our competitors or us;
•	the level of our development activity conducted for new solutions, and our success in commercializing these developments;
•	our ability to integrate the business of new acquisitions, such as Allenex and the assets we acquired from Conexio, efficiently;
•	the level of our spending on test commercialization efforts, licensing and acquisition initiatives, clinical trials, and internal research and development;
•	changes in the regulatory environment, including any announcement from the FDA regarding its decisions in regulating our activities;
•	changes in recommendations of securities analysts or lack of analyst coverage;
•	failure to meet analyst expectations regarding our operating results;
•	additions or departures of key personnel; and
•	general market conditions.

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

Prior to our initial public offering in July 2014, there had been no public market for our shares of common stock. Our common stock is currently traded on the NASDAQ Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of life sciences stocks;
•	changes in operating performance and stock market valuations of other life sciences companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•	entering into financing or other arrangements with rights or terms senior to the interests of common stockholders;
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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, and entities affiliated with them, beneficially own in the aggregate approximately 45% of our common stock as of December 31, 2016. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Furthermore, our Debentures and related documents with JGB and our term loan facility with Danske prohibit us from paying dividends without the respective lender’s prior consent, and we may in the future become subject to additional contractual restrictions on, or prohibitions against, the payment of dividends.

If we are unable to substantially utilize our net operating loss carryforwards, our financial results could be harmed.

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally limits the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry-forwards, or NOLs, and certain other tax attributes against any taxable income in taxable periods after the ownership change. The amount of taxable income in each taxable year after the ownership change that may be offset by pre-change NOLs and certain other pre-change tax attributes is generally equal to the product of (a) the fair market value of the corporation’s outstanding shares (or, in the case of a foreign corporation, the fair market value of items treated as connected with the conduct of a trade or business in the United States) immediately prior to the ownership change and (b) the long-term tax exempt rate (i.e., a rate of interest established by the U.S. Internal Revenue Service, or IRS, that fluctuates from month to month). In general, an “ownership change” occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such “5-percent shareholders” at any time over the preceding three years.

Based on a preliminary review of our equity transactions since inception, we believe a portion of our NOLs may be limited due to equity financings which occurred in 2000, 2004, 2007, 2014 and through the current period. Utilization of our NOLs may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.

We have identified material weaknesses in our internal control over financial reporting, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which could materially harm our stock price and exchange listing and our ability to finance our operations.

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We enhanced our U.S. finance and accounting systems, procedures and controls at the beginning of 2016 and acquired Allenex on April 14, 2016. We need to implement new and additional finance and accounting systems, procedures and controls for Allenex and as we grow our business and organization and to satisfy internal control and reporting requirements. We previously identified a material weakness in our internal control over financial reporting related to an entity acquired in 2014, which was remedied. However, as of December 31, 2016, we identified the following four material weaknesses in our internal control over financial reporting relating to: (i) certain areas of our financial statement close process, specifically with respect to an incorrect classification of the deferred consideration payable to the Majority Shareholders within our statement of cash flows following the Allenex acquisition, ensuring that our bonus accrual and contingent liability balances were accurate, ensuring the proper application of foreign exchange rates in our consolidation process, and ensuring the proper review of terms and conditions of a debt agreement, (ii) a failure to design and implement transaction level or management review controls for the oversight, integration and consolidation of the acquired entities or controls to assess the completeness and accuracy of information, including key inputs and assumptions used by third party specialists, used in estimating the fair value of assets acquired and liabilities assumed, (iii) a failure to properly apply the revenue recognition criteria to certain contractual arrangements with payers, specifically with respect to controls over the proper analysis and review of the terms and conditions of contractual arrangements and controls over the review of our aged accounts receivables, and (iv) a failure in the design and implementation of controls over our accounting for inventory overhead absorption. We have prepared a preliminary remediation plan to address the underlying causes of the material weaknesses described above. We cannot assure you that the measures we have taken to date or any measures we may take in response to these material weaknesses in the future will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, or if we fail to remediate the four material weaknesses in internal control over financial reporting or otherwise fail to maintain or implement effective controls and procedures for financial reporting, we could be unable to accurately and timely report our financial position, results of operations, and cash flows or key operating metrics, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock from the NASDAQ Global Market, SEC investigations, civil or criminal sanctions, an inability to access the capital and commercial lending markets, defaults under our debt and other agreements or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Our organizational documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.

Our certificate of incorporation and bylaws and Section 203 of the General Corporation Law of the State of Delaware contain provisions that may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. These provisions include:

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

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the General Corporation Law of the State of Delaware. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

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

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

Our headquarters are located in Brisbane, California. We lease facilities in North America and Europe. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2016:

Location	Function	Square Footage
United States
Brisbane, California	Corporate headquarters, research and development and clinical laboratory	46,000
West Chester, Pennsylvania	Sales office and distribution	6,336
Europe
Stockholm, Sweden	European administration, research and development and clinical laboratory	23,874
Vienna, Austria	Sales office and distribution	1,744

We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

On April 25, 2016, Oberland Capital SA Davos LLC, or Oberland, filed a breach of contract claim against us in the Supreme Court of the State of New York, County of New York, or the Oberland Complaint, alleging, among other things, that we breached certain provisions of the amended and restated commitment letter and the restated fee letter that we entered into with Oberland on February 8, 2016. Pursuant to the Oberland Complaint, Oberland is seeking damages against us in the amount of at least $1.4 million, plus costs and expenses, including the fees and expenses of Oberland’s attorneys. On July 15, 2016, we filed an answer and made counterclaims against Oberland, or the Answer, generally denying the claims asserted by Oberland in the Oberland Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland. Pursuant to the Answer, we are seeking dismissal of the Oberland Complaint in its entirety, rescission of all agreements with Oberland and damages of not less than $1.3 million, together with interest and punitive damages, if deemed appropriate under applicable law, and costs and disbursements of the action, including reasonable attorneys’ fees. On August 4, 2016, Oberland filed a motion to dismiss our counterclaims and affirmative defenses asserted in the Answer. We believe that we have meritorious defenses to the claims asserted in the Oberland Complaint and that the counterclaims asserted by us in the Answer have merit. Oral arguments for this motion were held on December 8, 2016. Following that hearing and a subsequent mediation between the parties on February 8, 2017, we agreed with Oberland to find an alternative conclusion to the proceedings. Effective as of March 2, 2017 we and Oberland settled the matters covered by the Oberland Complaint and the Answer, or the Settlement. Pursuant to the Settlement, we paid Oberland $600,000 and each party agreed to forever release and not to sue the other party with respect to the claims asserted in the Oberland Complaint and the Answer.

In addition, on June 15, 2016, we received a letter from Nasdaq OMX Stockholm AB, or Nasdaq Stockholm, regarding our compliance with the requirements of the Nasdaq Stockholm Takeover Rules, or the Takeover Rules, and good practice in the securities market in Sweden in connection with our recently completed acquisition of Allenex. Nasdaq Stockholm concluded that we violated certain technical provisions of the Takeover Rules and acted contrary to good practice in the securities market in Sweden, and gave us the opportunity to submit our views before it decided whether to refer the matter to its Disciplinary Committee. On July 11, 2016, we submitted a response, which was considered by Nasdaq Stockholm in making a final determination whether to refer the matter to its Disciplinary Committee for further assessment. On September 21, 2016, we received notice from Nasdaq Stockholm that, by letter dated September 20, 2016 from Nasdaq Stockholm to its Disciplinary Committee, Nasdaq Stockholm referred the matter to the Disciplinary Committee and sought a ruling from the Disciplinary Committee regarding disciplinary sanction. The Disciplinary Committee had the authority to impose a fine and/or sanctions. We were granted an opportunity to submit documents in support of our position to the Disciplinary Committee. This submission was filed by the November 24, 2016 deadline and a hearing before the Disciplinary Committee took place on December 9, 2016.  On December 21, 2016, the Disciplinary Committee informed us that it decided to impose a SEK 1.0 million (approximately $0.1 million) fine on us and this amount was paid in February 2017.

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

Holders of Record

As of April 18, 2017, there were approximately 160 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth the high and low sales price per share of our common stock as reported on The NASDAQ Global Market for the period indicated:

Year Ended December 31, 2015	High	Low
First Quarter	$7.54	$5.54
Second Quarter	$6.92	$4.61
Third Quarter	$7.67	$4.11
Fourth Quarter	$6.68	$4.23

Year Ended December 31, 2016	High	Low
First Quarter	$6.84	$4.07
Second Quarter	$6.08	$4.01
Third Quarter	$5.06	$3.28
Fourth Quarter	$4.08	$2.50

Stock Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section , and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph and table below shows the cumulative total stockholder return on our common stock (change in stock price plus reinvested dividends) relative to the total returns of the NASDAQ Composite Index, and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and in each index on July 22, 2014 (the date our common stock began trading following our initial public offering) and its relative performance is tracked through December 31, 2016. The comparison is based on historical results and is not intended to forecast or be indicative of future performance of our common stock.

Trade Date	CareDx, Inc.	Nasdaq Composite	Nasdaq Biotech
12/31/2016	$27.00	$120.81	$104.57
9/30/2016	$35.50	$119.21	$114.16
6/30/2016	$43.10	$108.68	$101.58
3/31/2016	$49.60	$109.29	$102.84
12/31/2015	$64.00	$112.37	$133.52
9/30/2015	$41.70	$103.68	$119.52
6/30/2015	$65.00	$111.91	$145.75
3/31/2015	$55.45	$109.98	$135.66
12/31/2014	$72.50	$106.28	$119.83
9/30/2014	$70.00	$100.84	$107.82
7/22/2014	$100.00	$100.00	$100.00

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our outstanding debentures issued in March 2017 restrict our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will further restrict our ability to declare or pay cash dividends on our common stock. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us during the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data at December 31, 2016 and 2015 and the selected statements of operations data for each of the years ended December 31, 2016, 2015 and 2014 have been derived from our audited financial statements that are included elsewhere in this Annual Report on Form 10-K. The financial data included in this report are historical and are not necessarily indicative of results to be expected in any future period.

Statements of Operations Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Revenue:
Testing revenue	$29,680	$27,881	$25,842	$21,672	$19,730
Product revenue	10,715	—	—	—	—
Collaboration and license revenue	236	263	1,464	426	721
Total revenue	40,631	28,144	27,306	22,098	20,451
Operating expenses:
Cost of testing	10,882	10,273	8,541	9,078	7,930
Cost of product	10,240	—	—	—	—
Research and development	12,385	9,333	3,846	3,176	4,752
Sales and marketing	11,166	8,349	6,472	5,892	5,417
General and administrative	20,725	12,247	8,436	4,809	4,694
Goodwill impairment	13,021	—	—	—	—
Change in estimated fair value of contingent consideration	(456)	(126)	(1,239)	—	—
Total operating expenses	77,963	40,076	26,056	22,955	22,793
(Loss) income from operations	(37,332)	(11,932)	1,250	(857)	(2,342)
Interest expense, net	(1,860)	(1,587)	(2,116)	(2,149)	(2,703)
Other expense, net	(1,920)	(188)	(78)	(13)	(14)
Change in estimated fair value of common stock warrant and derivative liabilities	(250)	—	225	(523)	—
Loss before income taxes	(41,362)	(13,707)	(719)	(3,542)	(5,059)
Income tax benefit	1,606	—	1,500	—	—
Net (loss) income	(39,756)	(13,707)	781	(3,542)	(5,059)
Net loss attributable to noncontrolling interest	(287)	—	—	—	—
Net (loss) income attributable to CareDx, Inc.	$(39,469)	$(13,707)	$781	$(3,542)	$(5,059)
Net (loss) income per share:
Basic	$(2.39)	$(1.16)	$0.13	$(3.50)	$(5.01)
Diluted	$(2.39)	$(1.16)	$0.10	$(3.50)	$(5.01)
Shares used to compute net (loss) income per share:
Basic	16,496,911	11,860,885	5,815,928	1,010,795	1,009,236
Diluted	16,496,911	11,860,885	9,283,001	1,010,795	1,009,236

Balance Sheet Data:

	As of December 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$17,258	$29,888
Working capital	(14,159)	24,210
Total assets	76,730	55,638
Total debt	23,944	15,753
Accumulated deficit	(212,553)	(173,084)
Total CareDx, Inc. stockholders’ equity	19,482	29,494

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

Overview and Recent Developments

We are a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum. We focus on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. Our first commercialized post-transplant testing solution, the AlloMap heart transplant molecular test, or AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance. We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants. We are also pursuing the development of additional products for transplant monitoring using a variety of technologies, including AlloSure, our proprietary next-generation sequencing-based test to detect donor derived cell-free DNA, or dd-cfDNA, after transplantation.

On November 29, 2016, we submitted our AlloSure test dossier to the Molecular Diagnostic Services Program, or MolDX, for a technical assessment in support of a coverage determination. Our submission was accepted by MolDx for technical assessment in early December 2016 and the assessment is currently in process and a coverage determination has not been made. The Molecular Diagnostic Services Program (MolDX), launched in 2011, is administered by Palmetto GBA for the Centers for Medicare & Medicaid Services. Palmetto GBA is responsible for conducting a complete technology assessment to determine coverage, coding, and pricing for molecular diagnostic tests and other molecular pathology services administered through MolDx. Moldx’s policies are also followed by three other Medicare Administrative Contractors: Noridian, CGS, and WPS.

In April 2016, we acquired Allenex AB, or Allenex. Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP, a set of Human Leukocyte Antigen, or HLA, typing, is used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation. Olerup SSP is used to type HLA alleles based on sequence-specific primer, or SSP, technology, is one of the market leaders and has long been a well-established brand name in Europe and select other markets for pre-transplant solutions. We frequently update typing kits to include newly discovered alleles, resulting in what we believe is one of the most up-to-date and comprehensive allele libraries for the SSP technology. We also offer XM-ONE®, which we believe is the first standardized test that quickly identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This crossmatch test has primarily been used prior to kidney transplants, and more recent clinical trials are further demonstrating its value as a complement to traditional antibody testing prior to these types of transplants. In 2014, Allenex began active development of a new HLA typing product, QTYPE, and commercially launched the product at the end of September 2016. QTYPE uses real-time PCR, or q-PCR, methodology. This technology is based on SSP technology.

From 2011 to January 2017, Allenex, through Olerup SSB AB, was the exclusive global distributor of the HLA sequence-based typing products SBT Resolver and Assign SBT from Conexio Genomics, or Conexio, which is an

Australian-based company that specializes in the development of sequencing of HLA typing, among other technologies. Illumina, Inc. acquired Conexio, Inc. and, in January 2017, we acquired from Illumina the elements necessary to continue offering the SBT line of products to our customers and Conexio’s legacy customers that were not included in the initial distribution agreement.

Since the launch of AlloMap in January 2005, we have performed more than 93,000 commercial AlloMap tests, including 14,148 tests during 2016, in our Brisbane, California laboratory. Since the commercial launch of AlloMap through December 31, 2016, we have received net proceeds of approximately $189.4 million from AlloMap testing revenues. During the year ended December 31, 2016, AlloMap was used in 100 of the approximately 125 heart transplant centers in the United States. As of December 31, 2016, substantially all of our testing and product revenues came from the United States and Europe, and substantially all of our assets and operations are located in the United States and Sweden. In 2013, we began a partnership with Diaxonhit SA, or Diaxonhit, the leading French provider of specialty in-vitro diagnostic solutions for transplantation, to expand our AlloMap offering in Europe for which we have secured a dedicated laboratory. On May 25, 2016, Diaxonhit announced that it had entered into a services agreement with University Hospital of Strasbourg to open a center dedicated to AlloMap testing. The lab meets all of the quality and safety requirements to ensure the accuracy and reproducibility of the results of AlloMap. Further, its Strasbourg, France location is centrally located in Europe, which is ideal for servicing heart transplant centers throughout Europe. As a result of our acquisition of Allenex, we have further increased our international presence.

AlloMap has received positive coverage decisions for reimbursement from Medicare and many of the largest private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint. We believe our success in achieving reimbursement confirms the value proposition of AlloMap to our key constituents.

We have also successfully completed a number of landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap on the basis of our Cardiac Transplanted Organ Rejection Gene Expression Observational (Deng, M. et al ., Am J Transplantion 2006), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals.

In addition to our current offering of surveillance solutions, we are also engaged in efforts to develop additional testing solutions in the heart transplant market and new testing solutions in other organ transplant markets. For instance, AlloSure, our development stage transplant surveillance solution, applies proprietary next generation sequencing to detect and quantitate genetic differences between dd-cfDNA in the blood stream emanating from the donor heart. We believe this solution may help determine rejection-specific activity manifested as cell damage in the transplanted heart and other solid organs, irrespective of the type of organ transplanted. In late 2015, we announced the completion of analytical validation of AlloSure. Samples used in the analytical validation included donor recipient pairs with unrelated as well as closely related family members. A report describing the analytical validation of the dd-cfDNA test (AlloSure) including clinical validation information for heart transplant appeared in the November 2016 issue of The Journal of Molecular Diagnostics.

As part of our efforts to demonstrate the clinical utility of AlloSure, we initiated the Circulating Donor-Derived Cell-Free DNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial in May 2015. DART is designed to establish clinical validation, or the clinical performance characteristics of dd-cfDNA in detecting clinical and sub-clinical rejection in kidney allograft recipients. DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection. DART is also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate. Patients will be followed in DART for a minimum of 18 months. We completed the first analysis of the data from DART in June 2016. By the time of completion of the first analysis, over 400 patients had enrolled in DART in 14 centers and we had collected specimens from over 1,260 patient visits before enrollment was closed. The study demonstrated increased levels of dd-cfDNA in acute rejection using the non-invasive AlloSure assay. Based on the analytical validity and first analysis clinical validation data, we, in collaboration with clinical investigators, submitted two manuscripts that have been accepted for scientific peer-review publication. The study reports will appear in the Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017. With the relevant information from the first analysis, we have and are implementing a second clinical trial named Renal Transplant Utility of Level of dd-cfDNA (Allosure): Impact on Patient Management, or TULIP. TULIP will establish the clinical utility of our dd-cfDNA kidney solution and provide the framework to engage with payers in an effort to ensure future access to and reimbursement for this novel non-invasive test for transplant surveillance.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests, which represented 73%, 99% and 95% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of December 31, 2016, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

We began recognizing product revenue following the acquisition of Allenex in the second quarter of 2016. Our product revenue is derived primarily from sales of Olerup SSP products and other related product lines. Product revenue represented 26% of total revenue for the year ended December 31, 2016. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete and tested and has been shipped, which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is recorded net of any discounts given to the buyer.

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

Royalties incurred for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing at the time the test revenues are recognized. Royalties included in cost of testing are associated with a license of certain technology relating to polymerase chain reaction, or PCR, and quantitative real-time PCR, or q-PCR, in clinical laboratory services from Roche Molecular Systems, Inc., or Roche. In September 2014, we agreed with Roche to a downward adjustment of the royalty rate. As part of this agreement, no further royalties will be payable by us for periods after September 30, 2017.

Cost of Product

Cost of product reflects the aggregate costs incurred in delivering our products to customers. The components of cost of product are material costs, manufacturing and kit assembly costs, direct labor costs, including equipment and infrastructure expenses associated with preparing kitted products for shipment, shipping, distributorship agreements and allocated overhead, including rent, information technology, equipment depreciation and utilities. Cost of product also includes amortization of acquired developed technology and adjustments to inventory values, including write-down of impaired, slow moving or obsolete inventory.

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

Sales and Marketing Expenses

Sales and marketing expenses represent costs incurred to sell, promote and increase awareness of our existing product lines to clinicians, hospital laboratories and payers. These efforts also include education of patients, clinicians, payers, and other relevant decision makers. Sales and marketing expenses include payroll and related expenses, educational and promotional expenses, and infrastructure expenses, including allocated facility and overhead costs. Compensation related to sales and marketing includes annual salaries and eligibility for periodic commissions or bonuses based on the achievement of predetermined sales goals or other management objectives. We expect sales and marketing expenses to increase in the future as we continue to expand our presence in the transplant diagnostic marketplace.

General and Administrative Expenses

General and administrative expenses include costs for our executive, finance, accounting and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to billing and collection, accounting, legal and other contract and administrative services and related infrastructure expenses, including allocated facility and overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and The NASDAQ Stock Market LLC, additional insurance expenses, investor relations activities and other administrative and professional services. For the year ended December 31, 2016, general and administrative expenses also included transaction related fees and expenses associated with the acquisition of Allenex and completion of the Private Placement and the Subsequent Financing. Following the completion of the acquisition of Allenex and excluding costs incurred in connection with the acquisition of Allenex, we expect our general and administrative expenses will increase as we incur additional costs to finance our operations and growth, to integrate Allenex’s business with ours, comply with internal control requirements and other costs to operate globally.

Goodwill Impairment

We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if impairment indicators are present. If the fair values of such assets decline below their carrying value on the balance sheet, we may be required to recognize an impairment charge related to such decline. We are required to evaluate whether the intangible assets and goodwill resulting from the acquisition of Allenex continue to have fair values that meet or exceed the amounts recorded on our balance sheet. In connection with our annual goodwill assessment on December 1, 2016, we performed step one of our annual goodwill impairment test and determined that the fair value of the Olerup reporting unit was $1.7 million, which was lower than its carrying value. A reduction in our forecasted revenue and operating results for the Olerup reporting unit was the primary cause of the reduction in fair value as compared with our forecast as of the acquisition of Allenex in April 2016.  Our forecasted revenues and operating results were adversely impacted by an earlier-than-expected market adoption of NGS and/or q-PCR technology and increased competition from other companies that compete with or will compete with our pre-transplant products. We then were required to perform the second step of the two-step process for the Olerup reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities, using a present value analysis, in order to determine an implied fair value of goodwill. Based on our analysis, the implied fair value of the goodwill was lower than the carrying value of the Olerup reporting unit, resulting in a goodwill impairment charge of $13.0 million for the period ended December 31, 2016.

Change in Estimated Fair Value of Contingent Consideration

The consideration for our business combination with IMX, which occurred in June 2014, includes a future payment that is contingent upon the achievement of a specified milestone. We recorded a contingent consideration liability at its fair value in June 2014, at the acquisition date. We revalue our contingent consideration obligation each reporting period. Changes in the fair value of our contingent consideration obligation are recognized as a component of operating expense within our consolidated statements of operations.

Interest Expense

Interest expense is associated with borrowings under our loan agreements.

Other Expense

For the year ended December 31, 2016, other expense primarily consisted of a charge recorded to expense financing costs associated with a proposed six-month bridge loan with Oberland Capital SA Davos LLC, or Oberland, based on our determination that it was not probable that the bridge loan would be consummated partially offset by subsequent litigation settlement with Oberland related to the expense financing costs. For the year ended December 31, 2015, other expense primarily consisted of state franchise taxes.

Change in Estimated Fair Value of Common Stock Warrant and Derivative Liabilities

The freestanding warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value. The warrants were remeasured on December 31, 2016 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant and derivative liabilities on the consolidated statements of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements.

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

For tests performed where an agreed upon reimbursement rate and a predictable history of collection exists, such as in the case of Medicare, we recognize revenue upon delivery of a score report to the ordering physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payer, per contract or agreement basis, after analyzing historical payment trends. The expected amount is typically lower than the agreed upon reimbursement amount due to several factors, such as the amount of patient co-payments and claim denials. In all other situations, where we do not have sufficient history of collection and are unable to determine a predictable pattern of payment, we recognize revenue upon the receipt of cash. In 2016, 2015 and 2014, approximately 64%, 68% and 64%, respectively, of our testing revenue was recognized on the accrual basis.

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

	Year Ended December 31,
	2016	2015	2014
AlloMap tests delivered	14,148	13,059	11,930
AlloMap tests for which revenue was recognized	9,677	9,155	9,786
AlloMap tests for which revenue was recognized, delivered prior to the period presented	1,442	1,324	1,172

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

We recognize collaboration and license revenue based upon the relative-selling–price method which is used to allocate arrangement consideration to all of the units of accounting in an arrangement. We evaluate our collaboration and license agreements to identify the deliverables, to determine if the deliverables have stand-alone value, to identify the units of accounting and to allocate arrangement consideration to each unit of accounting based on relative best estimate selling price.

Business Combinations

In accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations, we determine and allocate the purchase price of an acquired business to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use.

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

In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses.

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

We have determined that we operate in two reportable segments associated with the delivery of diagnostic tests and the development and commercialization of diagnostic products. The reporting unit’s carrying value is compared to its fair value. We estimated fair values of the reporting units using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results, and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied estimated fair value. See Note 6—“Goodwill and Intangible Assets” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the results of our goodwill impairment test.

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

The freestanding warrants issued pursuant to the Private Placement and Subsequent Financing are classified as liabilities on the consolidated balance sheet and recorded at their estimated fair value. The warrants are remeasured each reporting period with changes recorded in change in estimated fair value of common stock warrant liability on the consolidated statements of operations.

We utilize a Monte Carlo simulation model to estimate the fair value of the warrants issued in the Private Placement and the Subsequent Financing, and the Placement Agent Warrants. The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. These variables include our stock price, the expected term of the warrants, the volatility of our stock prices and our peers’ stock prices over such expected term, and the risk-free interest rate for the expected term of the warrants. The variables used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. If we issue common stock at a price lower than the exercise price or issue stock options or other securities (other than securities issued pursuant to our stock or option plans or employment agreements, securities issued or issuable upon exercise or exchange of convertible securities outstanding as of the date the warrants were issued or securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors) with an exercise price that is lower than the current exercise price of the warrants, the exercise price of the warrants shall be adjusted to be equal to such lower price.

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

The Number of Pre-Transplant Diagnostic Products We Sell

The growth of our pre-transplant business is tied to the marketing and sales of the Olerup SSP, SBT Resolver and XM-ONE product lines. Traditionally, under the Allenex umbrella, the sales organization has been housed internally at Allenex’s Stockholm headquarters and at subsidiaries based in Vienna, Austria and West Chester, Pennsylvania. The sales organization also relied on distributors in close to 40 countries. The sales efforts for these products still rely on these entities, including the worldwide distributors.

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

Following the criteria above, Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allow us to recognize the related revenue on an accrual basis under U.S. GAAP. For the years ended December 31, 2016, 2015 and 2014, 36%, 32% and 36%, respectively, of our AlloMap revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded and, for a portion of our tests, we may never realize revenue.

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

On June 10, 2016, Centers for Medicare & Medicaid Services, or CMS, announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap. Under the gapfill reimbursement rate for 2017, which is in the reconsideration period with publication of the Clinical Laboratory Fee Schedule, or CLFS, for 2017 pending, AlloMap reimbursement for patients covered by Medicare would have been reduced from $2,821 to $1,921, effective January 1, 2017. This reimbursement rate, determined by gapfill submissions from the MACs, was open to reconsideration submissions until October 31, 2016. We submitted a request for reconsideration of the reimbursement rate determined by the MACs and in November 2016 CMS released the 2017 Clinical Laboratory Fee Schedule reflecting the final rate of reimbursement at $2,841, an increase of $20 compared to the 2016 fee schedule.

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. CMS has not published sub-regulatory guidance describing how PAMA will be implemented, and as a result, the full impact of PAMA on Medicare reimbursement of new and existing tests is uncertain.  Our average commercial payer reimbursement starting in 2018 could be adversely affected depending upon if and how commercial payers adopt this new Medicare pricing methodology and the payment rates.

Development of Additional Products

We rely on sales of AlloMap, Olerup SSP, SBT Resolver and XM-ONE to generate the majority of our revenue. Our product development pipeline includes other transplant diagnostic solutions to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime. Currently, our product development pipeline includes new products such as AlloSure, and QTYPE, which was commercially launched at the end of September 2016. We expect to invest in research and development in order to develop additional products. Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

Timing of Research and Development Expenses

Our spending on experiments may vary substantially from quarter to quarter. We also expend funds to secure clinical samples that can be used in discovery, product development, clinical validation, utility and outcome studies. The timing of these research and development activities is difficult to predict. If a substantial number of clinical samples are acquired in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses will affect our financial results. We conduct clinical studies to validate our new products, such as AlloSure, as well as on-going clinical and outcome studies to further the published evidence to support our commercialized AlloMap test. Spending on research and development for both experiments and studies may vary significantly by quarter depending on the timing of these various expenses.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

(In thousands except for AlloMap results)

	Year Ended December 31,
	2016	2015	Change
AlloMap results delivered	14,148	13,059	1,089
Revenue:
Testing revenue	$29,680	$27,881	$1,799
Product revenue	10,715	—	10,715
Collaboration and license revenue	236	263	(27)
Total revenue	40,631	28,144	12,487
Operating expenses:
Cost of testing	10,882	10,273	609
Cost of product	10,240	—	10,240
Research and development	12,385	9,333	3,052
Sales and marketing	11,166	8,349	2,817
General and administrative	20,725	12,247	8,478
Goodwill impairment charge	13,021	—	13,021
Change in estimated fair value of contingent consideration	(456)	(126)	(330)
Total operating expenses	77,963	40,076	37,887
Loss from operations	(37,332)	(11,932)	(25,400)
Interest expense, net	(1,860)	(1,587)	(273)
Other expense, net	(1,920)	(188)	(1,732)
Change in estimated fair value of common stock warrant and derivative liabilities	(250)	—	(250)
Income tax benefit	1,606	—	1,606
Net loss	(39,756)	(13,707)	(26,049)
Net loss attributable to noncontrolling interest	(287)	—	(287)
Net loss attributable to CareDx, Inc.	$(39,469)	$(13,707)	$(25,762)

Testing Revenue

AlloMap test results delivered increased by 1,089; or 8%; in 2016 compared to 2015. Testing revenue increased by $1.8 million, or 6%, in 2016 compared to 2015 due to the increase in test volume, partially offset by a mix shift from reimbursement from Medicare to commercial insurance, including cash basis payers with whom achieving revenue recognition takes more time.

Product Revenue

The product revenue reported for the year ended December 31, 2016 of $10.7 million was generated by Allenex following our acquisition of Allenex on April 14, 2016, and represents our sales of the Olerup SSP products and other Allenex products.

Collaboration and License Revenue

Collaboration and license revenue decreased slightly in 2016 compared to 2015 primarily due to a decrease in royalties received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by approximately $0.6 million, or 6%, in 2016 compared to 2015 primarily due to higher headcount related expenses of $0.2 million and laboratory material costs of $0.3 million to support testing volume growth. The increase also reflects higher royalties paid to Roche of $0.1 million resulting from the increase in testing revenue on which the royalty is based.

Cost of Product

Cost of product reported for the year ended December 31, 2016 of $10.2 million was incurred by us as a result of the acquisition of Allenex on April 14, 2016, and represents cost of product from our sales of Olerup SSP products and other Allenex products. Cost of product includes $4.0 million of amortization of the acquisition-related mark-up in the value of inventory and $1.0 million of acquisition-related amortization of intangible assets.

Research and Development

Research and development expenses increased $3.1 million, or 33%, in 2016 compared to 2015. The increase reflects a $1.6 million increase in headcount related expenses; $1.0 million of expense incurred due to our acquisition of Allenex on April 14, 2016, primarily for the development of Olerup QTYPE subsequent to the acquisition; and an increase in clinical trial expenditures to support the clinical validity and utility of AlloSure.

Sales and Marketing

Sales and marketing expenses increased by approximately $2.8 million, or 34%, in 2016 compared to 2015. The increase reflects our acquisition of Allenex on April 14, 2016. We incurred approximately $3.4 million of sales and marketing expense related to the Allenex business, including costs for trade shows and marketing efforts for the commercial launch of Olerup QTYPE at the end of September 2016 and includes $0.7 million of acquisition-related amortization of purchased intangible assets. This increase was partly offset by reduced spending on discretionary marketing activities related to AlloMap.

General and Administrative

General and administrative expenses increased by approximately $8.5 million, or 69%, in 2016 compared to 2015.  This increase reflects approximately $2.0 million of general and administrative expenses incurred by our Allenex business subsequent to the acquisition. The increase also reflects $5.6 million of audit, legal, tax, and other professional and consulting fees incurred primarily in connection with our acquisition of Allenex. The remaining increase reflects employee-related costs, fees for consulting, and professional service fees and financial advice related to the first corporate consolidation of Allenex, enhancing our internal controls, financing activities and legal defense.

Goodwill impairment

We tested goodwill for impairment as of December 1, 2016. We performed step one of our annual goodwill impairment test and determined that the fair value of the Olerup reporting unit was $1.7 million, which was lower than its carrying value. A reduction in our forecasted revenue and operating results for the Olerup reporting unit was the primary cause of the reduction in fair value as compared with our forecast as of the acquisition of Allenex in April 2016.  Our forecasted revenues and operating results were adversely impacted by an earlier-than-expected market adoption of NGS and/or q-PCR technology and increased competition from other companies that compete with or will compete with our pre-transplant products.   We then were required to perform the second step of the two-step process for the Olerup reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities, using a present value analysis, in order to determine an implied fair value of goodwill. Based on the Company’s analysis, the implied fair value of the goodwill was lower than the carrying value of the Olerup reporting unit. Accordingly, we recorded a goodwill impairment charge of $13.0 million on December 1, 2016.

Change in Estimated Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the years ended December 31, 2016 and 2015 and recognized non-cash gains of $0.5 million and $0.1 million, respectively, within our consolidated statement of operations mainly as a result of changes in the market value of our common stock during those periods.

Interest Expense, Net

Interest expense increased by $0.3 million, or 17%, in 2016 compared to 2015. In connection with our acquisition of Allenex on April 14, 2016, we assumed its existing debt and incurred interest expense of $0.5 million on the assumed debt following the acquisition. In 2015, we incurred a loss on extinguishment of debt of $0.6 million resulting from our pay-off of a term loan in January 2015.

Other Expense, Net

Other expense increased $1.7 million in 2016 compared to 2015. The increase reflects a $2.1 million charge to expense financing costs associated with a six-month bridge loan with Oberland that did not materialize. These charges were partially offset by $0.4 million of foreign currency transactions gains.

Change in Estimated Fair Value of Common Stock Warrant and Derivative Liabilities

The freestanding warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value. The warrants were remeasured on December 31, 2016 and a remeasurement charge of $0.3 was recognized.

Income Tax Benefit

In conjunction with the acquisition of Allenex, a tax benefit of $1.6 million was recognized in 2016. This benefit primarily resulted from the expectation that amortization of the various intangible assets acquired, when completed and placed in service, is not expected to be deductible for tax purposes. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangible assets.

Comparison of the Years Ended December 31, 2015 and 2014

(In thousands except for AlloMap results)

	Year Ended December 31,
	2015	2014	Change

AlloMap results delivered	13,059	11,930	1,129
Revenue:
Testing revenue	$27,881	$25,842	$2,039
Collaboration and license revenue	263	1,464	(1,201)
Total revenue	28,144	27,306	838
Operating expenses:
Cost of testing	10,273	8,541	1,732
Research and development	9,333	3,846	5,487
Sales and marketing	8,349	6,472	1,877
General and administrative	12,247	8,436	3,811
Change in estimated fair value of contingent consideration	(126)	(1,239)	1,113
Total operating expenses	40,076	26,056	14,020
(Loss) income from operations	(11,932)	1,250	(13,182)
Interest expense, net	(1,587)	(2,116)	529
Other expense, net	(188)	(78)	(110)
Change in estimated fair value of common stock warrant and derivative liabilities	—	225	(225)
Loss before income taxes	(13,707)	(719)	(12,988)
Income tax benefit	—	1,500	(1,500)
Net income (loss)	$(13,707)	$781	$(14,488)

Testing Revenue

AlloMap test results delivered increased by 1,129, or 9%, in 2015 compared to 2014. Testing revenue increased by $2.0 million, or 8%, in 2016 compared to 2014 due to the increase in test volume. The benefit of the increase in test volume was partially offset by lower cash collections of approximately $0.4 million from payers from which we recognize revenue on a cash basis. Pricing remained stable in 2015.

Collaboration and License Revenue

Collaboration and license revenue decreased by approximately $1.2 million, or 82%, in 2015 compared to 2014 primarily due to the termination of our Collaboration and License Agreement with Laboratory Corporation of America Holdings in September 2014.

Cost of Testing

Cost of testing increased by approximately $1.7 million, or 20%, in 2015 compared to 2014 primarily due to higher headcount related expenses of $0.7 million, laboratory material costs of $0.5 million to support testing volume growth, and higher royalties paid to Roche of $0.4 million resulting from the increase in testing revenue on which the royalty is based.

Research and Development

Research and development expenses increased $5.5 million or 143%, in 2015 compared to 2014 primarily due to higher headcount related expenses of $2.2 million and increased expenditure of $1.9 million for AlloSure dd-cfDNA clinical trials. In addition, there was an increase in depreciation and facilities-related expenses of $0.9 million due to the expansion of our lab space and consulting of $0.2 million.

Sales and Marketing

Sales and marketing expenses increased by approximately $1.9 million, or 29%, in 2015 compared to 2014. The increase primarily reflects higher headcount related expenses of $0.9 million, recruiting and consulting expenses of $0.4 million, higher travel and conference expenses of $0.4 million as we ramped up our commercialization efforts, and an additional $0.2 million incurred in marketing programs such as physician forums, speaker programs and advertising.

General and Administrative

General and administrative expenses increased approximately $3.8 million, or 45%, in 2015 compared to 2014 due to a $1.6 million increase in headcount related expenses driven primarily by the hiring of accounting personnel to operate and comply with the regulations for a publicly traded company and the in-sourcing of our billing and collections function, transaction related fees and expenses of $1.3 million associated with the acquisition of Allenex, and an increase in professional fees of $0.8 million primarily associated with the filing of a registration statement on Form S-3 with the SEC.

Change in Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the years ended December 31, 2015 and 2014 and recognized non-cash gains of $0.1 million and $1.2 million, respectively, within our consolidated statement of operations as a result of changes in the market value of our common stock during those periods.

Interest Expense, Net

Interest expense, net decreased by $0.5 million, or 25%, in 2015 compared to 2014 primarily due to lower interest rates on the new term loan, the conversion of the $5.0 million Illumina subordinated convertible note into common stock in connection with our initial public offering, or IPO, and the pay-off of our previous term loan with higher interest rates in January 2015.

Other Expense, Net

Other expense, net was $0.2 million in 2015 compared to $0.1 million in other income, net in 2014. Other expense, net for 2015 primarily consisted of state franchise taxes.

Change in Estimated Fair Value of Common Stock Warrant and Derivative Liabilities

Change in Estimated Fair Value of Common Stock Warrant and Derivative Liabilities of $0.2 million in 2014 was related to the remeasurement of the convertible preferred stock warrants and the derivative associated with the Illumina subordinated convertible note.

Income Tax Benefit

In conjunction with the acquisition of IMX, a tax benefit of $1.5 million was recognized in 2014. This benefit resulted from the expectation that amortization of the in-process technology acquired, when completed and placed in service, is not expected to be deductible for tax purposes, as the transaction was structured as a tax-free reorganization. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the acquired in-process technology. While the in-process technology is considered an indefinite lived intangible asset, this asset is expected to be amortized or impaired prior to the expiration of net operating loss carryforwards available to us.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $212.6 million at December 31, 2016. As of December 31, 2016, we had cash and cash equivalents of $17.3 million, and $24.0 million of debt outstanding under our debt and capital lease obligations, net of debt discount.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex for an aggregate purchase consideration of approximately $34.1 million which consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Majority Shareholders by no later than March 31, 2017, subject to certain contingencies being met,  and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Majority Shareholders was subsequently extended to July 1, 2017.   In addition, interest began accruing on our obligations to the Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Majority Shareholders through a purchase of our equity securities in the Subsequent Financing, which was completed on June 15, 2016. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by no later than July 1, 2017. Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex. We determined at the date of the acquisition that the contingencies would be waived. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. We will do so in accordance with all applicable Swedish law, and anticipate concluding this process in Q2 or Q3 of 2017. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, we delisted Allenex’s common stock from Nasdaq OMX Stockholm AB.

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

On September 26, 2016, we completed an underwritten public offering, or the Public Offering pursuant to which we issued and sold an aggregate of 2,250,000 shares of our common stock at a public offering price of $4.00 per share. The aggregate gross proceeds to us were $9.0 million and the net proceeds after debt issuance costs was approximately $7.8 million. The Public Offering was made pursuant to our registration statement on Form S-3, which was declared effective by the SEC on December 4, 2015, a base prospectus dated December 4, 2015 and a prospectus supplement dated September 21, 2016. Piper Jaffray & Co. acted as the sole underwriter for the Public Offering.

Due to insufficient working capital in Allenex, a debt covenant in our Term Loan Facility Agreement (the “Term Loan Facility”) with Danske Bank A/S (“Danske”) relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016, September 30, 2016 and December 31, 2016. We obtained waivers from Danske for each of the violations of the debt covenant. For the violation as of December 31, 2016, the Company received a conditional waiver from Danske based on the preliminary consolidated financial statements for Allenex as of and for the three months and year ended December 31, 2016 prepared under International Financial Reporting Standards as adopted in Sweden and for regulatory reporting in Sweden, which financial statements are currently subject to further review and audit in Sweden, and the final consolidated financial statements for Allenex may change materially. Any change to the preliminary Allenex consolidated financial statements could result in a withdrawal of the conditional waiver and could result in Danske demanding repayment of the debt outstanding. While Allenex received waivers from Danske for these violations, due to continuing liquidity matters, we determined that it is not probable that Allenex will be in compliance with this covenant in future periods. For these reasons, the long-term debt due to Danske is classified as a current liability in the consolidated balance sheet as of December 31, 2016. Additionally, if the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate and there would be substantial doubt about our ability to continue as a going concern

On March 15, 2017, we completed a convertible debt financing with institutional investors for net proceeds of $24.0 million. The proceeds from the convertible debt facility were used to pay off our current $11.2 million debt facility with East West Bank. In addition, the debt agreement requires us to maintain a minimum of $9.4 million of cash at a named financial institution.  These funds are restricted as to withdrawal and are not available to us to fund our operations or repay indebtedness.

Pursuant to our convertible debt financing agreements, we are required to file a registration statement with the SEC registering for resale the shares of common stock underlying the securities issued or issuable to the institutional investors in the financing. Because we failed to file the registration statement with the SEC by April 17, 2017, commencing on April 18, 2017, we began accruing liquidated damages payable to the institutional investors at a rate of approximately $7,000 per day. These damages will continue to accrue at the same rate on a daily basis until the registration statement is filed with the SEC.
Absent Danske not demanding repayment of the outstanding debt, we believe that our cash and cash equivalents of $17.3 million at December 31, 2016, expected revenues and the available net proceeds available to us from the debt financing with the institutional investors will be sufficient to allow us to fund our current operations through the quarter ending June 30, 2017.  The Company will require additional financing and/or refinancing of its current debt obligations to fund working capital, repay debt and pay its obligations. Moreover, we will not have sufficient cash to meet our projected operating requirements for the next 12 months from the consolidated balance sheet date included in the Annual Report on Form 10-K unless we raise additional financing. If we are unsuccessful in our efforts to raise additional financing and/or refinance the Company’s indebtedness in the near term, we will be required to significantly reduce or cease operations.

Our financial statements have been prepared assuming we will continue as a going concern through December 31, 2017, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we can no longer continue as a going concern.

Due to the substantial doubt about our ability to continue operating as a going concern and a material adverse change clause in our East West Bank Loan Agreement, the entire amount of borrowings at December 31, 2016 has been classified as current in our financial statements. East West Bank did not invoke the material adverse change clause prior to the repayment of the debt obligation in the quarter ended March 31, 2017.

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,523)	$(9,752)	$(3,350)
Investing activities	(21,117)	(1,199)	(1,333)
Financing activities	24,927	4,408	35,986
Effect of exchange rate on cash and cash equivalents	83	—	—
Net increase (decrease) in cash and cash equivalents	$(12,630)	$(6,543)	$31,303

Cash Flows from Operating Activities

Net cash provided by or used in operating activities consists of our net income or loss, adjusted for certain non-cash items in the statements of operations and changes in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2016 was $16.5 million. Our net loss of $39.8 million was our primary use of cash in operating activities and included our spending on research and development with total costs of $12.4 million in the year ended December 31, 2016, and our $8.5 million of increased general and administrative cost mostly related to our acquisition of Allenex. Our net loss also included a number of noncash items including $13.0 million of goodwill impairment related to our purchase of Allenex, $4.2 million of amortization of inventory fair market value adjustment, $2.9 million of depreciation and amortization, $2.0 million of stock based compensation expense, and $0.5 million on a revaluation gain on a contingent consideration liability related to our acquisition of IMX in June 2014.

Net cash used in operating activities for the year ended December 31, 2015 was $9.8 million. Our net loss of $13.7 million included $2.1 million of net non-cash expenses. These net noncash expenses included stock-based compensation expense of $1.3 million, depreciation and amortization expense of $0.8 million and $0.2 million for the amortization of debt issuance costs associated with new debt, and a loss on extinguishment from previous debt. These non-cash expenses were partially offset by a non-cash revaluation gain of $0.1 million on a contingent consideration liability related to our acquisition of IMX, Inc. in June 2014. This revaluation gain was driven by a decrease in our stock price.

Net cash used in operating activities for the year ended December 31, 2014 was $3.4 million and reflected a $2.8 million payment of past due royalties to Roche in September 2014 upon settlement of our dispute with Roche (for more information, see Note 8 of the consolidated financial statements included elsewhere in this Annual Report on Form 10K).

Cash Flows from Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $21.1 million, which was mainly the cash paid to acquire Allenex of $20.6 million, net of cash acquired of $0.6 million.

For the year ended December 31, 2015, net cash used in investing activities was $1.2 million for purchases of property and equipment.

For the year ended December 31, 2014, net cash used in investing activities was $1.3 million consisting $0.6 million in cash used to purchase IMX and $0.7 million in purchases of property and equipment.

We expect capital expenditures to increase in 2017 and beyond due to the acquisition of Allenex and becoming a global company.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 of $24.9 million consisted primarily of $20.6 million from the issuance of equity securities in private financing transactions, $7.9 million in proceeds received from the Public Offering, net of issuance costs, and $0.3 million from the issuance of common stock under the employee stock purchase plan and the exercise of stock options, partly offset by $3.9 million of principal payments on debt and capital lease obligations.

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

Contractual Obligations

As of December 31, 2016, our contractual obligations are as follows:

		Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt obligations	$24,130	$16,632	$7,498	$—	$—
Deferred purchase consideration	5,445	5,445	—	—	—
Operating lease obligations	8,349	2,133	4,174	2,042	—
Capital lease obligations	103	74	29	—	—
Software purchase commitment	300	200	100	—	—
Service commitments	67	44	17	6	—
Total	$38,394	$24,528	$11,818	$2,048	$—

Pursuant to the terms of the Loan Agreement, the maturity date of the amounts loaned to us by East West Bank is December 1, 2018. Our obligation to make principal payments under the Loan Agreement commenced on July 1, 2016, and the loan was payable in 30 equal monthly installments. As of December 31, 2016, we were in compliance with our debt covenants with East West Bank.

On March 15, 2017, we completed a convertible debt financing with institutional investors for net proceeds of $24.0 million.  The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank and we are required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to us to fund our operations or repay indebtedness.  We intend to use the remaining net proceeds for continuing operations and to fund the commercialization of AlloSure.  The Debentures mature of February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of our common stock at a price of $4.56 per share, or the Conversion Price, at the holder’s option.  The Debentures include warrants to purchase up to an aggregate of 1.25 million shares of our common stock.  The warrants have an exercise price of $5.00 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022.

The acquisition of Allenex required consent from East West Bank as our lender. East West Bank’s consent was contingent upon the closing of a private placement financing for aggregate cash proceeds of at least $12.0 million and separately depositing into an escrow account cash of $8.0 million relating to a commitment by the Majority Shareholders to purchase our equity securities in the Subsequent Financing, all of which occurred on April 14, 2016. We were also required to raise another $20.0 million through one or more equity financings by March 31, 2017, of which $9.0 million was raised on September 26, 2016 in the Public Offering, prior to paying the fully accreted value of $6.2 million of deferred purchase price consideration to the Majority Shareholders. The deferred purchase price consideration began accruing interest at a rate of 10.0% per year commencing on January 1, 2017.

Pursuant to the terms of promissory notes that Allenex issued to FastPartner AB, we owe principal totaling SEK 15,400,000, or approximately $1.7 million in U.S. dollars. Interest accrues on the notes at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full. This debt was outstanding as of December 31, 2016 and is payable in a lump sum on July 1, 2017. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner AB, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013, or the Intercreditor Agreement, until the Term Loan Facility is repaid, FastPartner AB may not demand or receive payment of its subordinated promissory notes, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory notes, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner AB. FastPartner AB is one of the three Majority Shareholders and a related party to us.

Pursuant to the terms of a promissory note that Allenex issued to Mohammad Al Amoudi, we owe principal in the amount of SEK 10,600,000, or approximately $1.2 million in U.S. dollars. Interest accrues on the note at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full. This debt was outstanding as of December 31, 2016 and is payable in a lump sum on July 1, 2017. However, pursuant to the Intercreditor

Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to Mohammad Al Amoudi. Mohammed Al Amoudi is affiliated with Midroc Invest AB and Xenella Holding AB, which are two of the three Majority Shareholders. Mohammed Al Amoudi is a related party to us.

Pursuant to the terms of a loan agreement as amended that Allenex entered into with SSP Primers Aktieboulag, SEK 10,000,000, or approximately $1.1 million in U.S. dollars, was outstanding as of December 31, 2016, and is payable on February 28, 2018.

Pursuant to the Term Loan Facility, SEK 62,000,000, or approximately $6.8 million in U.S. dollars, was outstanding as of December 31, 2016, and this will be paid through quarterly payments of SEK 3,000,000, or $0.3 million in U.S. dollars in September and December of 2017 and March and June of 2018. The remaining balance of SEK 50,000,000, or approximately $5.5 million in U.S. dollars, is due in June 2018. Notwithstanding the repayment schedule provided by the Term Loan Facility, the full outstanding balance was reclassified to current liabilities due to the insufficient working capital in Allenex.

Due to insufficient working capital in Allenex, a debt covenant in the Term Loan Facility relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016, September 30, 2016 and December 31, 2016. We obtained waivers from Danske for each of these violations of the debt covenant. However, the waiver we received from Danske for the covenant violation as of December 31, 2016 is conditional because it is based on preliminary consolidated financial statements for Allenex as of and for the three months and year ended December 31, 2016 prepared under International Financial Reporting Standards as adopted in Sweden and for regulatory reporting in Sweden, which financial statements are currently subject to further review and audit in Sweden, and the final consolidated financial statements for Allenex may change materially. Any change to the preliminary Allenex financials that served as a basis for the conditional waiver could result in a withdrawal of the conditional waiver and could result in Allenex being in default under the Term Loan Facility, at which point Danske could demand repayment of the debt. Additionally, while Allenex received waivers from Danske for each of these violations, due to continuing liquidity matters, we determined that it is not probable that Allenex was in compliance with this covenant as of March 31, 2017 or will be in compliance with this covenant in the near future, and Danske has the ability to demand repayment of the debt if the violation is not resolved.  For these reasons, the long-term debt due to Danske was classified as a current liability in the consolidated balance sheet as of December 31, 2016.

Pursuant to a short term credit facility that Allenex entered into with Danske, we have total available credit of SEK 10,000,000, or approximately $1.1 million in U.S. dollars. As of December 31, 2016, our outstanding balance was SEK 5,100,000, or approximately $0.6 million in U.S. dollars, and pursuant to a quarterly roll-over provision is due on March 31, 2017.

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

Recent Accounting Pronouncements

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance is effective for the Company beginning on January 1, 2017 with early adoption permitted as of the beginning of any interim or annual reporting period, and it may be applied either (i) prospectively to all deferred tax assets and liabilities, or (ii) retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity is required to disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. We adopted this guidance early as of January 1, 2016 prospectively, which required our deferred tax assets and liabilities to be reclassified from other current assets and liabilities to their respective noncurrent categories on its condensed balance sheets. As of December 31, 2016, we had a net noncurrent deferred tax liability of approximately $6.1 million attributable to the acquisition of Allenex. The adoption of this guidance did not result in any material impact on our condensed financial statements.

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Leases (Topic 842), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance will be effective for us in fiscal year 2019 and must be adopted using a modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments, to clarify when a contingent put or call option to accelerate the repayment of debt is an embedded derivative. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is on a modified retrospective basis. We are currently assessing the impact of this guidance on its condensed financial statements.

In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential effects of this ASU on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, or ASU 2016-10. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08. These amendments provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.   In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard. These ASUs will be effective for us in the first quarter of fiscal year 2018. The guidance may be applied (i) retrospectively to each prior period presented, or (ii) retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact that this guidance will have on our consolidated financial statements. We have not formed an implementation work team or commenced a review of our revenue generating contracts or agreements to assess and quantify the impact the adoption of ASU 2014-09 will have on our financial position and results of operations. In addition, we have not yet selected an adoption method for this standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. We are currently assessing the impact of the ASU on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), or ASU 2016-18. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01. In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04. This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Since 2014, our AlloMap test has been offered in Europe through our agreement with Diaxonhit. From 2014 to August 2015, our AlloMap test was offered in Canada through our agreement with LifeLabs Medical Laboratory Services. Payments to us under these agreements are denominated in U.S. dollars.

Following the acquisition of Allenex on April 14, 2016, with operations in Sweden and other countries in Europe, we are subject to significant foreign currency exposures, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in Swedish Krona and Euro and to a lesser extent in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona and the Euro, which is also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2016 would have negatively impacted our annual financial results by $1.9 million and our testing revenue by $0.7 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $17.3 million and $29.9 million at December 31, 2016 and 2015, respectively, which consisted of bank deposits and money market funds. Additionally, we had debt of $23.9 million and $15.7 million as of December 31, 2016 and 2015, respectively. Most of our current debt arrangements bear a daily floating rate. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates, which is approximately a 10% increase or decrease, as applicable, in the cost of borrowing, during any of the periods presented would not have had a material impact on our consolidated financial statements.

CareDx,  Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CareDx, Inc.

We have audited the accompanying consolidated balance sheets of CareDx, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareDx, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows from operating activities and need to raise additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Redwood City, California

April 21, 2017

CareDx, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$17,258	$29,888
Accounts receivable	2,768	2,367
Inventory	5,461	766
Prepaid and other assets	1,186	1,341
Total current assets	26,673	34,362
Property and equipment, net	2,931	2,425
Intangible assets, net	33,124	6,650
Goodwill	13,839	12,005
Restricted cash	143	147
Other noncurrent assets	20	49
Total assets	$76,730	$55,638
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,065	$1,644
Accrued payroll liabilities	3,851	2,366
Accrued and other liabilities	5,320	2,892
Accrued royalties	263	242
Deferred revenue	42	142
Deferred purchase consideration	5,445	-
Current portion of long-term debt	22,846	2,866
Total current liabilities	40,832	10,152
Deferred rent, net of current portion	1,301	1,426
Deferred revenue, net of current portion	759	703
Deferred tax liability	6,057	-
Long-term debt, net of current portion	1,098	12,887
Contingent consideration	492	948
Common stock warrant liability	5,208	-
Other liabilities	1,222	28
Total liabilities	56,969	26,144
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2016 and 2015; 21,278,373 and 11,902,363 shares issued and outstanding at December 31, 2016 and 2015, respectively	21	12
Additional paid-in capital	235,673	202,566
Accumulated other comprehensive loss	(3,659)	-
Accumulated deficit	(212,553)	(173,084)
Total CareDx, Inc. stockholders’ equity	19,482	29,494
Noncontrolling interest	279	—
Total stockholders’ equity	19,761	29,494
Total liabilities and stockholders’ equity	$76,730	$55,638

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Testing revenue	$29,680	$27,881	$25,842
Product revenue	10,715	—	—
Collaboration and license revenue	236	263	1,464
Total revenue	40,631	28,144	27,306
Operating expenses:
Cost of testing	10,882	10,273	8,541
Cost of product	10,240	—	—
Research and development	12,385	9,333	3,846
Sales and marketing	11,166	8,349	6,472
General and administrative	20,725	12,247	8,436
Goodwill impairment	13,021	—	—
Change in estimated fair value of contingent consideration	(456)	(126)	(1,239)
Total operating expenses	77,963	40,076	26,056
(Loss) income from operations	(37,332)	(11,932)	1,250
Interest expense, net	(1,860)	(1,587)	(2,116)
Other (expense) income, net	(1,920)	(188)	(78)
Change in estimated fair value of common stock warrant and derivative liabilities	(250)	—	225
Loss before income taxes	(41,362)	(13,707)	(719)
Income tax benefit	1,606	—	1,500
Net (loss) income	(39,756)	(13,707)	781
Net (loss) income attributable to noncontrolling interest	(287)	—	—
Net (loss) income attributable to CareDx, Inc.	$(39,469)	$(13,707)	$781
Net (loss) income per share attributable to CareDx, Inc. (Note 3):
Basic	$(2.39)	$(1.16)	$0.13
Diluted	$(2.39)	$(1.16)	$0.10
Weighted average shares used to compute net (loss) income per share attributable to CareDx, Inc.:
Basic	16,496,911	11,860,885	5,815,928
Diluted	16,496,911	11,860,885	9,283,001

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year ended December 31,
	2016	2015	2014
Net (loss) income	$(39,756)	$(13,707)	$781
Other comprehensive loss:
Foreign currency translation adjustments	(3,727)	—	—
Net Comprehensive loss	(43,483)	(13,707)	781
Comprehensive loss attributable to noncontrolling interest	(355)	—	—
Comprehensive loss attributable to CareDx, Inc.	$(43,128)	$(13,707)	$781

The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except share data)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at December 31, 2013	5,155,673	$135,202	1,010,711	$1	$9,482	$—	$(160,158)	$—	$(150,675)
Convertible preferred stock Series G issued for the acquisition of ImmuMetrix, Inc.	888,135	14,242	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(6,043,808)	(149,444)	6,048,220	6	149,438	—	—	—	149,444
Conversion of subordinated convertible note to common stock upon initial public offering	—	—	510,777	1	5,107	—	—	—	5,108
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	539	—	—	—	539
Issuance of common stock upon initial public offering, net of offering costs	—	—	4,220,000	4	35,507	—	—	—	35,511
Issuance of common stock for Board of Director services	—	—	4,899	—	34	—	—	—	34
Issuance of common stock for cash upon exercise of stock options	—	—	9,363	—	19	—	—	—	19
Employee and non-employee share-based compensation expense	—	—	—	—	535	—	—	—	535
Net income	—	—	—	—	—	—	781	—	781
Balance at December 31, 2014	—	—	11,803,970	12	200,661	—	(159,377)	—	41,296
Issuance of common stock for Board of Director services	—	—	38,121	—	223	—	—	—	223
Issuance of common stock for cash upon exercise of stock options	—	—	23,576	—	46	—	—	—	46
Issuance of common stock under equity incentive plans	—	—	36,696	—	203	—	—	—	203
Employee and non-employee share-based compensation expense	—	—	—	—	1,343	—	—	—	1,343
Issuance of warrants to purchase common stock in exchange for debt financing	—	—	—	—	90	—	—	—	90
Net loss	—	—	—	—	—	—	(13,707)	—	(13,707)
Balance at December 31, 2015	—	—	11,902,363	12	202,566	—	(173,084)	—	29,494
Issuance of common stock in connection with business acquisition	—	—	1,375,029	1	7,204	—	—	—	7,205
Issuance of preferred stock through private placement and subsequent financing	4,630,145	5	—	—	13,064	—	—	—	13,064
Conversion of convertible private placement and subsequent financing preferred stock to common stock	(4,630,145)	(5)	4,630,145	5	—				5
Issuance of common stock through private placement and subsequent financing	—	—	926,029	1	2,595				2,596
Issuance of common stock through public offering	—	—	2,283,392	2	7,923	—	—	—	7,925
Issuance of common stock under equity incentive plans	—	—	93,806	—	304	—	—	—	304
Issuance of common stock for Board of Director services	—	—	61,921	—	304	—	—	—	304
Issuance of common stock for cash upon exercise of stock options	—	—	5,688	—	19	—	—	—	19
Employee and non-employee share-based compensation expense	—	—	—	—	1,694	—	—	—	1,694
Noncontrolling interest upon acquisition	—	—	—	—	—	—	—	634	634
Components of other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(3,659)	—	(68)	(3,727)
Net loss	—	—	—	—	—	—	(39,469)	(287)	(39,756)
Total comprehensive loss									(43,483)
Balance at December 31, 2016	—	$—	21,278,373	$21	$235,673	$(3,659)	$(212,553)	$279	$19,761

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net (loss) income	$(39,756)	$(13,707)	$781
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,920	796	512
Amortization of inventory fair market value adjustment	4,175	—	—
Gain on disposal of property and equipment	—	(2)	—
Stock-based compensation	1,998	1,341	535
Amortization of deferred revenue	(45)	(130)	(727)
Amortization of debt discount and noncash interest expense	(101)	247	799
Revaluation of contingent consideration to estimated fair value	(456)	(126)	(1,239)
Revaluation of warrants and derivative liabilities to estimated fair value	250	—	(225)
Non-cash goodwill impairment	13,021	—	—
Non-cash income tax benefit in connection with business acquisition	—	—	(1,500)
Changes in operating assets and liabilities:
Accounts receivable	1,047	320	(417)
Inventory	492	(80)	(168)
Prepaid and other assets	999	(823)	(310)
Accounts payable	(620)	489	510
Accrued payroll liabilities	977	682	298
Accrued royalties	21	1	(2,563)
Accrued and other liabilities	(105)	1,240	364
Change in deferred taxes	(1,340)	—	—
Net cash used in operating activities	(16,523)	(9,752)	(3,350)
Investing activities:
Purchase of property and equipment	(549)	(1,199)	(733)
Payment for acquisitions, net of cash acquired	(20,568)	—	(600)
Net cash used in investing activities	(21,117)	(1,199)	(1,333)
Financing activities:
Proceeds from initial public offering, net of underwriters’ discount	—	—	39,246
Payments of initial public offering costs	—	—	(3,733)
Proceeds from subordinated convertible debt, net of issuance costs	—	—	4,982
Proceeds from issuance of common stock, net of issuance costs	7,926	—	—
Proceeds from debt, net of issuance costs	—	15,625	—
Proceeds from private placement and subsequent financing, net of issuance costs	20,622	—	—
Proceeds from exercise of stock options	19	46	19
Proceeds from issuances of common stock under equity incentive plans	304	203	—
Principal payments on debt and capital lease obligations	(3,944)	(11,466)	(4,528)
Net cash provided by (used in) financing activities	24,927	4,408	35,986

Effect of exchange rate changes on cash and cash equivalents	83	—	—
Net (decrease) increase in cash and cash equivalents	(12,630)	(6,543)	31,303
Cash and cash equivalents at beginning of period	29,888	36,431	5,128
Cash and cash equivalents at end of period	$17,258	$29,888	$36,431
Supplemental disclosures of cash information
Cash paid for interest	$867	$1,364	$1,207
Supplemental disclosures of noncash investing and financing activities
Property and equipment purchased under capital leases	$—	$25	$193
Common stock issued for acquisition	$7,205	$—	14,242
Debt assumed as part of acquisition	$13,421	$—	$—
Deferred purchase consideration	$5,700	$—	$—
Conversion of convertible private placement and subsequent financing preferred stock to common stock	$13,064	$—	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$149,444
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	$—	$—	$539
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$5,108
Issuance of common stock for Board of Director services	$304	$223	$34
Common stock warrants issued upon debt financing	$—	$90	$—

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With the acquisition of Allenex, the Company develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP is used to type HLA alleles based on the sequence specific primer (“SSP”) technology and has a market in Europe and selected other markets for pre-transplant solutions. The Company also offers XM-ONE®, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test has primarily been used prior to kidney transplants. The Company, by way of Olerup’s sales and distribution agreement with Conexio Genomics Pty Ltd (“Conexio”) (since acquired by Illumina, Inc.) offers a complete product range for sequence-based typing (“SBT”) of HLA alleles. SBT Resolver is a test kit for sequence based HLA typing, while AssignSBT is the companion software for sequence analysis. Because this SBT technology is primarily used in larger typing laboratories, it is a good complement to SSP technology, which is more appropriate for smaller centers. In 2014, Olerup began active development of a new HLA typing product, QTYPE, that uses real-time polymerase chain reaction (“PCR”) methodology. QTYPE was commercially launched at the end of September 2016. This technology is based on SSP technology, which Olerup was well-situated to develop.

The Company’s headquarters are in Brisbane, California; primary operations are in Brisbane and Stockholm, Sweden; and it operates in two reportable segments.

Liquidity and Going Concern

The Company adopted FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $212.6 million at December 31, 2016. As of December 31, 2016, the Company had cash and cash equivalents of $17.3 million, and $24.0 million of debt outstanding under its debt and capital lease obligations, net of debt discount.

As discussed in Note 18, in March 2017, the Company received net proceeds of $24.0 million in connection with the issuance of a debt obligation to JGB Collateral LLC and certain of its affiliates (“JGB”), of which $11.2 million was used to repay the Company’s outstanding debt obligations to East West Bank. In addition, the debt agreement requires the Company to maintain a minimum of $9.4 million of cash at a named financial institution. These funds are restricted as to withdrawal and are not available to the Company to fund its operations or repay indebtedness.

Pursuant to the Company’s convertible debt financing agreements, the Company is required to file a registration statement with the SEC registering for resale the shares underlying the securities issued or issuable to JGB in the financing. Because the Company failed to file the registration statement with the SEC by April 17, 2017, commencing on April 18, 2017, the Company began accruing liquidated damages payable to JGB at a rate of approximately $7,000 per day. These damages will continue to accrue at the same rate on a daily basis until the registration statement is filed with the SEC.

Due to insufficient working capital in Allenex, a debt covenant in the Company’s Term Loan Facility Agreement (the “Term Loan Facility”) with Danske Bank A/S (“Danske”) relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016, September 30, 2016 and December 31, 2016. The Company obtained waivers from Danske for the violations of the debt covenant as of June 30, 2016 and September 30, 2016. For the violation as of December 31, 2016, the Company received a conditional waiver from Danske based on the preliminary consolidated financial statements for Allenex as of and for the three months and year ended December 31, 2016 prepared under International Financial Reporting Standards as adopted in Sweden and for regulatory reporting in Sweden. Any change to the preliminary Allenex consolidated financial statements could result in a withdrawal of the conditional waiver and could result in Danske demanding repayment of the debt outstanding. While Allenex received waivers from Danske for the violations, due to continuing liquidity matters, the Company has determined that it is not probable that Allenex will be in compliance with this covenant in future periods. For these reasons, the long-term debt due to Danske is classified as a current liability in the consolidated balance sheet as of December 31, 2016.

Absent Danske not demanding repayment of the outstanding debt, the Company believes that its cash and cash equivalents of $17.3 million at December 31, 2016, expected revenues and the available net proceeds available to the Company from the debt agreement with JGB will be sufficient to allow the Company to fund its current operations into the quarter ended June 30, 2017. The Company will require additional financing and/or refinancing of its current debt obligations to fund working capital, repay debt and pay its obligations. The Company may pursue financing and refinancing opportunities in both the private and public debt and equity markets through sales of debt or equity securities. Additional financing might include one or more offerings and one or more of a combination of discounted or at-the-market common stock, securities convertible into or exchangeable for shares of common stock, warrants or other rights to purchase or acquire common stock. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Moreover, the Company does not believe that it will have sufficient cash to meet its projected operating requirements for the next 12 months from the consolidated balance sheet date included in the Annual Report on Form 10-K unless it raises additional financing. If the Company is unsuccessful in its efforts to raise additional financing and/or refinance the Company’s indebtedness in the near term, the Company will be required to significantly reduce or cease operations.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the loan agreement with East West Bank, the entire amount of borrowings at

December 31, 2016 has been classified as current in these financial statements. East West Bank has not invoked the material adverse change clause.

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

Initial Public Offering

On July 22, 2014, the Company closed its initial public offering (“IPO”) of 4,000,000 shares of its common stock, and issued an additional 220,000 shares of common stock on August 13, 2014 pursuant to the exercise of the over-allotment option granted to its underwriters. The public offering price of the shares sold in the IPO was $10.00 per share. The total proceeds from the IPO to the Company, net of underwriting discounts and commissions of $3.0 million, were $39.2 million. After deducting offering expenses payable by the Company of $3.7 million, net proceeds to the Company were $35.5 million. Upon the closing of the IPO, all shares of convertible preferred stock then outstanding converted into 6,048,220 shares of common stock, and a subordinated convertible note previously issued by the Company in the principal amount of $5.0 million converted into 510,777 shares of common stock. In addition, all of the Company’s convertible preferred stock warrants were converted into warrants to purchase common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. Since the Company owns less than 100% of the shares of Allenex, the Company records net loss attributable to noncontrolling interest in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Subsequent to its acquisition in 2014, the financial statements of IMX, which was the Company’s wholly-owned subsidiary and was merged into the Company, were included in the financial statements of the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to

(i) revenue recognition, (ii) the differences between amounts billed and estimated receipts from payers, (iii) the determination of the accruals for clinical studies, (iv) the determination of refunds to be requested by third-party payers, (v) the fair value of assets and liabilities, including from acquisitions, (vi) inventory valuation, (vii) the valuation of warrants, Series A Preferred, and common stock issued in the Private Placement and Subsequent Financing, (viii) the fair value of contingent consideration in a business acquisition, (ix) the fair value of embedded derivatives, (x) measurement of stock-based compensation expense, (xi) the determination of the valuation allowance and estimated tax benefit associated with deferred tax assets and net deferred tax liability, (xii) any impairment of long-lived assets, including in-process technology and goodwill, and (xiii) legal contingencies. Actual results could differ from those estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s policy is to invest its cash and cash equivalents in money market funds, obligations of U.S. government agencies and government-sponsored entities, commercial paper and various bank deposit accounts. These financial instruments were held in Company accounts at eight financial institutions. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets which may be in excess of insured limits.

The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers, and sales of Olerup SSP products to distributors, strategic partners and end customers in Europe, Middle East and Africa, the U.S., Latin America and other geographic regions. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the years ended December 31, 2016, 2015 and 2014, approximately 44%, 50% and 51%, respectively, of testing revenue was paid for by Medicare. No other payers represented more than 10% of testing revenue for these periods. Product revenue accounted for 26% of total revenue for the year ended December 31, 2016. No payer accounted for more than 10% of product revenue for this period. At December 31, 2016 and 2015, approximately 27% and 35%, respectively, of accounts receivable was due from Medicare. At December 31, 2016 and 2015, approximately 6 % and 21% of accounts receivable was due from Aetna, respectively. No other payer represented more than 10% of accounts receivable at December 31, 2016 or 2015.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.

Restricted Cash

Under lease agreements for certain facilities and an agreement with the State of Florida Medicaid, the Company must maintain letters of credit, minimum collateral requirements and a surety bond. These agreements are collateralized by cash. The cash used to support these arrangements is classified as long-term restricted cash on the accompanying balance sheets.

Inventory

Inventory is finished goods and raw materials, which consist of AlloMap reagent plates, laboratory supplies, reagents and Olerup SSP kits. Inventories are used in connection with tests performed and may also be used for research and product development efforts. Laboratory supplies subsequently designated for research and product development use are expensed. Obsolete or damaged inventories are written off and excluded from the physical inventory. Inventories are stated at the lower of actual purchased cost, determined on an average cost basis, or net realizable value at our Stockholm, Sweden, location and at the lower of actual purchased cost, determined on a first-in, first-out basis, or net realizable value at our other locations.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally three years for laboratory, computer and office equipment, and generally seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

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

The Company has determined that it operates in two reportable segments associated with the delivery of diagnostic tests and the development and commercialization of diagnostic products. The reporting unit’s carrying value is compared to its fair value. The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied estimated fair value. The Company conducted its annual goodwill impairment test as of December 1, 2016 and identified an impairment of $13.0 million related to the goodwill recorded in connection with the acquisition of Allenex. See Note 6 for additional discussion regarding the impairment charge recorded.

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

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of the convertible preferred stock warrant liability and contingent consideration liability also represents their fair values.

Warrants

On April 14, 2016 and June 15, 2016, the Company completed the Private Placement and Subsequent Financing, respectively (as described in Note 11), which included the issuance of freestanding warrants to certain accredited investors and placement agents to purchase shares of the Company’s common stock. The exercisability of the warrants was contingent upon the receipt of the Requisite Stockholder Approval, which occurred on June 16, 2016.

The freestanding warrants issued pursuant to the Private Placement and Subsequent Financing are contingently redeemable and are classified as liabilities on the consolidated balance sheet and recorded at their estimated fair value. The warrants are remeasured at each balance sheet date with changes recorded in change in estimated fair value of common stock warrant and derivative liabilities on the consolidated statements of operations.

In 2015, the Company issued warrants to purchase shares of its common stock in connection with a debt financing (see Note 10). The Company accounted for these warrants as equity based on the estimated fair value of the warrants on the issuance date. The fair value of the outstanding warrants was estimated using the Black-Scholes Model. The Black-Scholes Model requires inputs such as the expected term of the warrants, expected volatility and risk-free interest rate. Certain of these inputs are subjective and require significant analysis and judgment to develop. For the estimate of the expected term, the Company used the full remaining contractual term of the warrant.

The Company had freestanding warrants enabling counterparties to purchase shares of its convertible preferred stock as of December 31, 2013, which were converted to warrants to purchase common stock on the Company’s IPO date. Upon the completion of the IPO in July 2014, preferred stock warrants were converted into warrants to purchase common stock, and, accordingly, the liability was reclassified to equity and became no longer subject to remeasurement.

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

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved, which the Company believes is consistent with the substance of its performance under its various license and collaboration agreements. The Company did not recognize any revenue connected with milestones during the years ended December 31, 2016, 2015 or 2014.

Cost of Testing

Cost of testing reflects the aggregate costs incurred in delivering the Company’s AlloMap test results to clinicians. The components of cost of testing are materials and service costs, direct labor costs, stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties. Costs associated with performing tests (except royalties) are recorded as the test is processed regardless of whether and when the testing revenue is recognized with respect to that test. As a result, the Company’s cost of testing as a percentage of revenue may vary significantly from period to period because the Company does not recognize all revenue in the period in which the associated costs are incurred. Royalties for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing at the time the test revenues are recognized.

Cost of Product

Cost of product reflects the aggregate costs incurred in delivering the Company’s products to customers. The components of cost of product are materials costs, manufacturing and kit assembly costs, direct labor costs, equipment and infrastructure expenses associated with preparing kitted products for shipment, shipping, and allocated overhead including rent, information technology, equipment depreciation and utilities. Cost of product also includes amortization of acquired developed technology and adjustments to inventory values, including write-down of impaired, slow moving or obsolete inventory.

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income or loss. For the Company, such items consist of foreign currency translation losses.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The guidance is effective for the Company beginning on January 1, 2017 with early adoption permitted as of the beginning of any interim or annual reporting period, and it may be applied either (i) prospectively to all deferred tax assets and liabilities, or (ii) retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity is required to disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company adopted this guidance early as of January 1, 2016 prospectively, which required its deferred tax assets and liabilities to be reclassified from other current assets and liabilities to their respective noncurrent categories on its condensed balance sheets. As of December 31, 2016, the Company had a net noncurrent deferred tax liability of approximately $6.1 million attributable to the acquisition of Allenex. The adoption of this guidance did not result in any material impact on the Company’s condensed financial statements.

In February 2016, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance will be effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of this guidance will have on its consolidated financial statements

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments, to clarify when a contingent put or call option to accelerate the repayment of debt is an embedded derivative. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is on a modified retrospective basis. The Company is currently assessing the impact of this guidance on its condensed financial statements.

In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). In March 2016, the FASB issued ASU No.

2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). These amendments provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or (“ASU 2014-09”), which is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard. These ASUs will be effective for the Company in the first quarter of fiscal year 2018. The guidance may be applied (i) retrospectively to each prior period presented, or (ii) retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not formed an implementation work team or commenced a review of its revenue generating contracts or agreements to assess and quantify the impacts the adoption of ASU 2014-09 will have on the Company’s financial position and results of operations. In addition, the Company has not yet selected an adoption method for this standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. The Company is currently assessing the impact of the ASU on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

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

For the years ended December 31, 2016 and 2015, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.

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

The following tables set forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net (loss) income attributable to CareDx, Inc. used to compute basic net loss per share	$(39,469)	$(13,707)	$781
Add: interest expense related to subordinated convertible note	—	—	364
Less: gain on change in fair value of derivative related to subordinated convertible note	—	—	(118)
Less: gain on extinguishment of derivative related to subordinated convertible note	—	—	(120)
Net (loss) income attributable to CareDx, Inc. used to compute diluted net loss per share	$(39,469)	$(13,707)	$907
Denominator:
Weighted-average shares used to compute basic net (loss) income per share attributable to CareDx, Inc.	16,496,911	11,860,885	5,815,928
Effect of potentially dilutive securities:
Convertible preferred stock	—	—	—
Convertible preferred stock	—	—	2,972,051
Subordinated convertible note	—	—	134,341
Employee stock options	—	—	360,681
Weighted-average shares used to compute diluted net (loss) income per share attributable to CareDx, Inc.	16,496,911	11,860,885	9,283,001
Net (loss) income per share attributable to CareDx, Inc.:
Basic	$(2.39)	$(1.16)	$0.13
Diluted	$(2.39)	$(1.16)	$0.10

The following potentially dilutive securities have been excluded from diluted net (loss) income per share, because their effect would be antidilutive:

	Year Ended December 31,
	2016	2015	2014
Shares of common stock subject to outstanding options	1,757,309	1,577,317	539,645
Shares of common stock subject to outstanding common stock warrants	3,259,926	301,069	213,677
Restricted stock units	306,245	106,200	—
Total common stock equivalents	5,323,480	1,984,586	753,322

The Company issued 4,630,145 shares of preferred stock pursuant to the Private Placement and Subsequent Financing, which were completed on April 14, 2016 and June 15, 2016, respectively. All of the preferred stock was converted to common stock upon receipt of the Requisite Stockholder Approval on June 16, 2016. As of December 31, 2016, there was no preferred stock outstanding. On September 26, 2016, the Company completed the Public Offering pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$14,497	$—	$—	$14,497
Liabilities
Contingent consideration	$—	$—	$492	$492
Warrants to purchase common stock	—	—	5,208	5,208
Total liabilities	$—	$—	$5,700	$5,700

	December 31, 2015
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$28,774	$—	$—	$28,774
Liabilities
Contingent consideration	$—	$—	$948	$948

The following table presents the issuances, changes in fair value and classifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Warrants to Purchase Common Stock	Total
Balance as of December 31, 2014	$1,074	$—	$1,074
Change in estimated fair value	(126)	—	(126)
Balance as of December 31, 2015	948	—	948
Warrants issued in conjunction with Private Placement and Subsequent Financing on April 14, 2016 and June 15, 2016, respectively, and Placement Agent Warrants	—	4,958	4,958
Change in estimated fair value	(456)	250	(206)
Balance as of December 31, 2016	$492	$5,208	$5,700

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•	Money market funds—Investments in money market funds are classified within Level 1. At December 31, 2016 and 2015, money market funds were included on the balance sheets in cash and cash equivalents.
•

Contingent consideration—As of December 31, 2016 and 2015, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of IMX in conjunction with the Company’s acquisition of IMX in June 2014. The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s estimate at December 31, 2016 and 2015 of the probability of success, which management estimated to be 80% and 65%, respectively. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded to a component of operating expenses item captioned “change in estimated fair value of contingent consideration” until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

•

Warrants to purchase common stock—As of December 31, 2016, the Company had warrants to purchase 2,978,087 shares of common stock outstanding that it issued to certain accredited investors and its placement agents following the closing of the Private Placement on April 14, 2016 and Subsequent Financing on June 15, 2016. The common stock warrants are classified as liabilities within Level 3.  The Company utilized a binomial-lattice pricing model (the Monte Carlo simulation model) that involved a market condition to estimate the fair value of the warrants. The application of the Monte Carlo simulation model required the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. The estimated fair value of the warrants was subsequently remeasured at December 31, 2016, and the change in estimated fair value of common stock warrant liability was recorded on the Company’s condensed consolidated statements of operations.

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

The Company has determined that debt at similar interest rates and terms to its current debt is not currently available to the Company and therefore the Company is unable to calculate the fair value of its debt at December 31 2016.

5. BUSINESS COMBINATION

Allenex

On April 14, 2016, the Company acquired 98.3% of the outstanding common stock of Allenex. Allenex is a transplant diagnostic company based in Stockholm, Sweden that develops, manufactures, and sells products that help match donor organs with potential recipients prior to transplantation. The acquisition of Allenex creates an international transplant diagnostics company with product offerings along the pre- and post-transplant continuum. The combined company has a presence and direct distribution channels in the United States and Europe, with additional third party distributors in Europe and other markets around the world. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by the Company was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Majority Shareholders by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of the Company’s common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest will begin accruing on the Company’s obligations to the Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by the Company and subsequently invested in the Company by the Majority Shareholders through a purchase of the Company’s equity securities in the Subsequent Financing. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by no later than July 1, 2017. The Company determined at the date of the acquisition that these contingencies would be waived. The Company intends to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, the Company delisted Allenex’s common stock from Nasdaq Stockholm.

The cash portion of the acquisition purchase price was paid from the Company’s general working capital. The acquisition of Allenex required, and the Company obtained, a consent from East West Bank (the “Consent”), as the lender under the Company’s Loan and Security Agreement, dated January 30, 2015, as amended (the “Loan Agreement”). The Consent was contingent upon the closing of a private placement financing for aggregate cash proceeds of at least $12.0 million and separately depositing into an escrow account cash of $8.0 million relating to a commitment by the Majority Shareholders to purchase the Company’s equity securities in the Subsequent Financing, all of which occurred on April 14, 2016. Pursuant to the Consent, the Company is also required to raise another

$20.0 million through one or more equity financings by March 31, 2017, of which $9.0 million was raised on September 26, 2016 in the Public Offering, prior to paying the $5.7 million (which represents SEK 50,620,000 as of the acquisition date) of deferred purchase price consideration originally payable to the Majority Shareholders, which has a carrying value of $5.4 million as of December 31, 2016.

The Company has accounted for this transaction as a business combination in exchange for total consideration of approximately $34.1 million. Under business combination accounting, the total purchase price was allocated to Allenex’s net tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2016 as set forth in the table below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Total acquisition-related expenses for the year ended December 31, 2016 was $4.3 million.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Total
Cash	$596
Accounts receivable	1,608
Prepaid and other assets	1,092
Inventory	9,636
Property, plant and equipment	1,057
Intangible assets	31,560
Goodwill	16,922
Deferred tax liability	(8,598)
Assumed liabilities	(19,799)
Total preliminary acquisition consideration	$34,074

The fair value of the remaining 1.7% of noncontrolling interest in Allenex was estimated to be approximately SEK 5,100,000, or $0.6 million, as of April 14, 2016. The fair value of the noncontrolling interest was determined based on the number of outstanding shares comprising the noncontrolling interest and Allenex’s stock price of SEK 2.48 per share as of the acquisition date. The noncontrolling interest is presented as a component of stockholders’ equity on the Company’s consolidated balance sheets.

Noncontrolling interest as of December 31, 2016 was as follows (in thousands):

Total
Noncontrolling interest at January 1, 2016	$—
Noncontrolling interest of acquired entity	634
Foreign currency effect	(68)
Loss attributable to noncontrolling interest	(287)
Noncontrolling interest at December 31, 2016	$279

The following table presents details of the identified intangible assets acquired at the acquisition date (in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$12,650	15
Developed technology	11,650	10
Acquired in-process technology	4,510	15
Trademarks	2,260	15
Acquired contracts	490	2
Total	$31,560

Goodwill recorded from the acquisition of Allenex is primarily related to expected synergies. The goodwill resulting from the acquisition is not deductible for tax purposes.

Allenex’s post-acquisition results of operations for the period from April 14, 2016 through December 31, 2016 are included in the Company’s consolidated statements of operations. Since the acquisition date, total revenue of Allenex for the period from April 14, 2016 through December 31, 2016 was $10.7 million. Net loss for Allenex for the period from April 14, 2016 through December 31, 2016 was $17.9 million.

Pro Forma Impact of the Acquisition of Allenex (unaudited)

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

	Years Ended December 31,
	2016	2015
Revenue:
Testing revenue	$29,681	$27,881
Product revenue	15,101	15,957
Other revenue	407	578
Total revenue	$45,189	$44,416
Net loss	$(32,319)	$(17,050)

The unaudited pro forma financial information for the years ended December 31, 2016 and 2015 is prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results. The pro forma adjustments directly attributable to the acquisition exclude acquisition-related expenses of $4.3 million and debt financing costs of $2.1 million relating to a six-month bridge loan with Oberland Capital SA Davos LLC (“Oberland”) that did not materialize, together with the consequential tax effects.

IMX

On June 10, 2014, in accordance with an agreement and plan of merger, the Company acquired IMX, a privately held development stage company working in new technologies using donor derived cell-free donor DNA (“dd-cfDNA”) technology for the diagnosis, treatment and management of transplant rejection, immune disorders and diseases, including the development of a new, non-invasive test designed to detect the early stages of solid organ transplant rejection. The Company acquired all IMX assets associated with transplant diagnostics, including related immune repertoire and infectious diseases. An IMX successor company retained the limited assets not associated with transplant diagnostics. The acquisition was structured as a tax-free reorganization.

The Company acquired all of the issued and outstanding capital stock of IMX for the total estimated purchase price of $17.2 million consisting of $600,000 in cash; 911,364 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $14.2 million, including 23,229 shares of the Company’s Series G convertible preferred stock with an estimated fair value of $369,000 as a result of the Company’s assumption of IMX outstanding stock options; and an additional payment of 227,845 shares of CareDx Series G convertible preferred stock if a future milestone is achieved. The Agreement provides that the milestone will be achieved if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States no later than six years after the closing date of the acquisition. All shares of Series G Preferred Stock and options to acquire Series G Preferred Stock converted into common stock and options to acquire common stock immediately prior to the closing of the Company’s initial public offering. The additional shares to be paid for the achievement of the milestone will also be issued in common stock. The fair value of this contingent consideration was $2.3 million at the acquisition date and subjected to remeasurement at the end of each reporting period. As of December 31, 2016 and 2015, the contingent consideration fair value was $0.5 million and $0.9 million, respectively.

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

The in-process technology is recorded as an indefinite-life intangible asset until it reaches technological feasibility and will be tested for impairment in accordance with ASC 350, Intangibles-Goodwill and Other. Amortization into earnings will begin once the research and development activities are complete and the technology is proven to work, at which time technological feasibility will have been achieved. The Company expects that will occur at approximately the time when revenue is first generated in the marketplace, currently estimated to be during the fourth quarter of 2017. Amortization will be based on the estimated remaining useful life of the patent when the product is proven feasible, estimated to be 15 years. Amortization will be recorded using the straight line method. Accordingly, at December 31, 2016 and 2015, there was no accumulated amortization of the in-process technology intangible asset. Given that amortization has not yet begun and technological feasibility has not yet occurred, we cannot currently estimate amortization of the in-process technology asset during each of the next five years.

The goodwill recorded from the acquisition of IMX is primarily related to expected synergies. Substantially all of the goodwill recognized is not deductible for tax purposes.

IMX’s post-acquisition results of operations for the period from June 11, 2014 through December 31, 2014 and for the years 2015 and 2016 are included in the Company’s statements of operations.

Pro Forma Impact of the Acquisition of IMX (unaudited)

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

	Year Ended December 31,
	2014	2013
Net revenue	$27,306	$22,098
Net loss	$(1,080)	$(3,768)

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

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill for the year ended December 31, 2016 (in thousands):

	CareDx	Allenex	Total
Balance as of December 31, 2015	$12,005	$—	$12,005
Goodwill acquired	—	16,922	16,922
Goodwill impairment	—	(13,021)	(13,021)
Foreign currency translation adjustments	—	(2,067)	(2,067)
Balance as of December 31, 2016	$12,005	$1,834	13,839

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar.

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test.  The Company has concluded that it has two reporting units: CareDx (associated with the delivery of diagnostic tests) and Olerup (the development and commercialization of diagnostic products).

The Company tested its goodwill for impairments as of December 1, 2016. The Company performed step one of its annual Goodwill impairment test and determined that the fair value of the Olerup reporting unit was $1.7 million, which was lower than its carrying value. A reduction in the Company’s forecasted revenue and operating results for the Olerup reporting unit was the primary cause of the reduction in fair value as compared with the Company’s forecast as of the acquisition of Allenex in April 2016.  The Company’s forecasted revenues and operating results were adversely impacted by an earlier-than-expected market adoption of NGS and/or q-PCR technology and increased competition from other companies that compete with or will compete with the Company’s pre-transplant products.  The Company was then required to perform the second step of the two-step process for the Olerup reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities, using a present value analysis, in order to determine an implied fair value of goodwill. Based on the Company’s analysis, the implied fair value of the goodwill was lower than the carrying value of the Olerup reporting unit. Accordingly, the Company has recorded a goodwill impairment charge of $13.0 million as of December 1, 2016. If the determined fair value of Olerup reporting unit had been 10% lower, the Goodwill impairment charge would have been approximately $630,000 higher. The significant assumptions utilized in the 2016 discounted cash flow analysis for the Olerup reporting unit was a discount rate of 16.8%, a terminal growth rate of 3.2%, and a capitalization multiple of 7.37.

The results of the quantitative test did not result in any impairments of Goodwill for the CareDx reporting unit, as the fair value of the reporting unit exceeded its respective carrying value by more than 75% as of December 1, 2016.

Intangible Assets

The following tables present details of the Company’s intangible assets as of December 31, 2016 (in thousands):

	December 31, 2016
	Acquisition Cost	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships	$12,650	$(576)	$(1,355)	$10,719	14.0
Developed technology: SSP	11,650	(804)	(1,233)	9,613	9.0
Acquired technology – QTYPE (a)	4,510	(74)	(490)	3,946	14.0
Trademarks	2,260	(103)	(242)	1,915	14.0
Acquired contracts	490	(164)	(45)	281	1.3
Total intangible assets with finite lives	$31,560	$(1,721)	$(3,365)	$26,474
Acquired in-process technology―dd-cfDNA	6,650	—	—	6,650	—
Total intangible assets	$38,210	$(1,721)	$(3,365)	$33,124

(a)

QTYPE was initially classified as acquired in-process technology upon the acquisition of Allenex on April 14, 2016, and was reclassified as an intangible asset with a finite life when QTYPE was commercially launched at the end of September 2016.

The net carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar. Amortization expense was $1.7 million for the year ended December 31, 2016, of which $1.0 million and $0.7 million was amortized to cost of product and sales and marketing, respectively. There was no amortization recorded for the year ended December 31, 2015, as the Company only had an intangible asset related to acquired in-process technology with an indefinite useful live in that period.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of product and sales and marketing. Acquired IPR&D of $6.7 million has not reached technological feasibility as of December 31, 2016 and is therefore not subject to amortization. As such, the Company excluded amortization of acquired in-process technology from the future amortization expense table below.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2016 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
2017	$1,568	$902	$2,470
2018	1,413	902	2,315
2019	1,350	902	2,252
2020	1,350	902	2,252
2021	1,350	902	2,252
Thereafter	6,809	8,124	14,933
Total future amortization expense	$13,840	$12,634	$26,474

7. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Finished goods	$4,199	$237
Work in progress	159	—
Raw materials	1,103	529
Total inventory	$5,461	$766

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$5,065	$5,022
Leasehold improvements	5,111	4,326
Furniture and fixtures	825	825
Computer and office equipment	4,661	4,125
Machinery and equipment	1,424	—
	$17,086	$14,298
Less: Accumulated depreciation and amortization	(14,155)	(11,873)
Property and equipment, net	$2,931	$2,425

Depreciation and amortization expense was $1.2 million, $0.8 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Assets purchased under capital leases, included above in laboratory equipment, computer and office equipment, were $2.5 million and $1.7 million at December 31, 2016 and 2015, respectively. Accumulated amortization was $2.3 million and $1.5 million at December 31, 2016 and 2015, respectively. Related amortization expense, included in depreciation and amortization expense, was $204,000, $79,000 and $59,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Clinical studies	$1,375	$756
Accrued interest payable on debt	862	—
Professional fees	620	880
Debt financing fees	600	—
Test sample processing fees	524	426
Accrued overpayments and refunds	281	163
Software implementation costs	176	—
Deferred rent – current portion	374	258
Capital leases – current portion	68	71
Other accrued expenses	440	338
Total accrued and other liabilities	$5,320	$2,892

8. COMMITMENTS AND CONTINGENCIES

Leases

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

Rent expense under the non-cancelable operating leases were $1.5 million, $1.0 million and $1.0 million in 2016, 2015 and 2014, respectively. Future minimum lease commitments under these operating and capital leases at December 31, 2016, are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating leases
2017	$74	$2,133
2018	24	2,092
2019	5	2,082
2020	—	2,041
2021 and thereafter	—	1
Total minimum lease payments	$103	$8,349
Less: amounts representing interest	(9)
Present value of minimum lease payments	94
Less: current portion of obligations under capital leases	(68)
Long-term portion of obligations under capital leases	$26

The current portion of obligations under capital leases is included in accrued and other liabilities on the balance sheets. The long-term portion is included in long-term debt, net of current portion on the balance sheets.

See Note 10 for the aggregate annual payment schedule for the Company’s outstanding debt.

Royalty Commitments

In November 2004, the Company entered into a license agreement with Roche Molecular Systems, Inc. (“Roche”) that grants the Company the right to use certain Roche technology relating to PCR and quantitative real-time PCR, in clinical laboratory services, including in connection with AlloMap. This is a non-exclusive license agreement in the United States covering claims in multiple Roche patents. The Company had disputed the combination services percentage Roche sought to apply under the agreement. The combination service percentage is a multiplier used to calculate royalties where licensed services are sold in combination with other services. From July 2011 through September 2014, the Company withheld payment of such royalties pending resolution of the matter. On February 11, 2014, Roche filed a demand for arbitration with the American Arbitration Association seeking a declaration that the Company had materially breached the Roche license agreement by failing to report and pay royalties owing to Roche in respect of licensed services performed by the Company after July 1, 2011. Since July 1, 2011, the Company fully accrued the unpaid royalties on the balance sheets, and the amount of the unpaid royalties has been reflected as an expense in the Company’s income statements in the periods to which the royalties relate.

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

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the consolidated statements of operations. As a result of the Company’s September 2014 settlement and payment to Roche of $2.8 million as payment in full of all royalties under the license agreement from July 1, 2011 through June 30, 2014, the Company recorded a reduction of $0.6 million to cost of testing and $0.1 million to interest expense in the consolidated statements of operations for the year ended December 31, 2014.

For the years ended December 31, 2016, 2015 and 2014, royalty expenses in connection with the Roche agreement were $1.1 million, $1.0 million and $0.7 million, respectively and are recorded as a component of cost of testing in the statement of operations.

Litigation

On April 25, 2016, Oberland filed a breach of contract claim against the Company in the Supreme Court of the State of New York, County of New York (the “Complaint”). Oberland alleged, among other things, that the Company breached certain provisions of the amended and restated commitment letter and the restated fee letter that it entered into with Oberland on February 8, 2016. Pursuant to the Complaint, Oberland sought damages against the Company in the amount of at least $1.4 million, plus costs and expenses, including the fees and expenses of Oberland’s attorneys. As a result, the Company previously accrued the amount being claimed by Oberland of $1.4 million. On July 15, 2016, the Company filed an answer and made counterclaims against Oberland (the “Answer”), generally denying the claims asserted by Oberland in the Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland. Pursuant to the Answer, the Company sought dismissal of the Complaint in its entirety, rescission of all agreements with Oberland and damages of not less than $1.3 million, together with interest and punitive damages, if deemed appropriate under applicable law, and costs and disbursements of the action, including reasonable attorneys’ fees.

Effective as of March 2, 2017, the Company and Oberland settled the matters covered by the Complaint and the Answer (the “Settlement”). Pursuant to the Settlement, the Company paid Oberland $0.6 million and each party agreed to release claims asserted in the Complaint and the Answer. The Company subsequently adjusted its accrual from $1.4 million to $0.6 million as of December 31, 2016.  See Note 18.

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, would have a material adverse effect on the Company’s business, financial condition, or results of operations.

On June 15, 2016, the Company received a letter from Nasdaq OMX Stockholm AB, or Nasdaq Stockholm, regarding the Company’s compliance with the requirements of the Nasdaq Stockholm Takeover Rules, or the Takeover Rules, and good practice in the securities market in Sweden in connection with the Company’s recently completed acquisition of Allenex. Nasdaq Stockholm concluded that the Company violated certain technical provisions of the Takeover Rules and acted contrary to good practice in the securities market in Sweden. On December 21, 2016, the Disciplinary Committee informed the Company that it decided to impose a SEK 1.0 million (approximately $0.1 million) fine and this amount was paid by the Company in February 2017.

9. COLLABORATION AND LICENSING AGREEMENTS

Diaxonhit

In June 2013, the Company entered into an exclusive Distribution and Licensing Agreement with Diaxonhit, SA (“Diaxonhit”),  a French public company, whereby Diaxonhit agreed to have the AlloMap test performed in a European laboratory and commercialize the test in the European Economic Area (“EEA”). The agreement will expire at the later of the last-to-expire patent in the EEA or ten years from the first commercial sale of the test in the EEA, which occurred in 2014.

Consideration under the agreement included an upfront cash payment of approximately €387,500 ($408,000) that is designated to offset royalties earned by the Company in the first three years following the first commercial sale. The Company is entitled to receive royalties from Diaxonhit as a percent of net sales, as defined in the agreement, of AlloMap tests in the mid to high teens. Approximately €250,000 ($263,000) of the upfront payments is refundable under certain circumstances. Upon confirmation that the CE mark was in place, the Company also received an equity payment of Diaxonhit common stock with a value of €387,500 ($408,000). The CE mark is a mandatory conformity marking for certain products sold within the EEA. These shares were promptly sold by the Company in July 2013 for total consideration of $467,000.

Other consideration that may be earned by the Company includes agreed-upon per unit pricing for the supply of AlloMap products, and additional royalties that are payable upon the achievement of various sales milestones by Diaxonhit.  In this arrangement, there is one combined unit of accounting.

Commercial sales began in the EEA in June 2014. Total revenue recognized from this arrangement for the years ended December 31, 2016, 2015 and 2014 was $2,000 and $46,000 and $36,000, respectively.

CardioDx, Inc.

In 2005, the Company entered into a services agreement with what at the time was a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license under certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Initially, the Company recognized royalty revenues when earned.  Commencing with the fourth quarter of 2015, the Company recognizes royalty revenues when payments are received as it was assessed that collection was not reasonably assured prior to receipt of payment. Royalty revenues were $194,000, $179,000 and $221,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in collaboration and license revenue on the consolidated statements of operations. The Company had no receivable balances from CDX at December 31, 2016 and 2015.

10. DEBT

Debt consisted of the following (in thousands):

	December 31,
	2016	2015
East West Bank Loan	$12,614	$2,866
Danske Bank Credit Facility	7,376	—
FastPartner Subordinated Promissory Notes	1,692	—
Al Amoudi Subordinated Promissory Notes	1,164	—
Current portion of long-term debt	$22,846	$2,866

East West Bank Loan	$—	$12,887
SSP Primers Loan	1,098	—
Long-term debt, net of current portion	$1,098	$12,887

Loan Agreement with East West Bank

On January 30, 2015, the Company entered into the Loan Agreement with East West Bank as the lender (“the Lender”), which provided the Company with a secured term loan facility in an aggregate principal amount of up to $20.0 million. The Company borrowed the first and only advance of $16.0 million (“Draw A”) on January 30, 2015. Draw A was used to pay-off the Company’s existing term debt of $11.3 million. A loss on extinguishment of debt of $0.6 million related to costs from the pay-off of the previously existing term loan was recognized as interest expense during the three months ended March 31, 2015. Draw A bore interest at a daily floating rate equal to 2.00%, plus the greater of (i) 3.25% or (ii) the prime rate published by the Lender. The maturity date of the loan is December 1, 2018. The principal pay-down of the loan began on July 1, 2016 with the loan being payable in 30 equal monthly installments and the balance at December 31, 2016 was $12.6 million.

A fully non-refundable commitment fee of $160,000 was paid on January 30, 2015 when Draw A was received. The loan had no prepayment penalty. Commitment fees are included in debt issuance costs which are netted against the debt outstanding and are amortized to interest expense using the effective interest method over the term of the loan. Debt discount and issuance costs, current, were $0.2 million and $0.2 million as of December 31, 2016 and 2015, respectively. Debt discount and issuance costs, non-current, were nil and $0.1 million as of December 31, 2016 and 2015, respectively.

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

The Loan Agreement required collateral by a security interest in all of the Company’s assets and contains customary affirmative and negative covenants including financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. As of February 29, 2016, the Company was in violation of one of its financial covenants under the Loan Agreement. This violation was waived in principle by the Lender by virtue of a contemporaneous verbal amendment to the Loan Agreement received from the Lender, which was subsequently memorialized in a written amendment to the Loan

Agreement dated May 12, 2016. As of December 31, 2016, the Company was in compliance with its debt covenants under the Loan Agreement.

In April 2016, the Lender consented to the acquisition of Allenex by the Company (the “Consent”). The Consent was contingent upon the closing of a private placement financing for aggregate cash proceeds of at least $12.0 million and separately depositing into an escrow account cash of $8.0 million relating to a commitment by the Majority Shareholders to purchase the Company’s equity securities in the Subsequent Financing, all of which occurred on April 14, 2016. Pursuant to the Consent, the Company is also required to raise another $20.0 million through one or more equity financings by March 31, 2017, of which $9.0 million was raised on September 26, 2016 in the Public Offering, prior to paying the $6.2 million of deferred purchase price consideration to the Majority Shareholders, which had a carrying amount of $5.4 million as of December 31, 2016.

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

As discussed in Note 1, due to the substantial doubt about the Company’s ability to continue operating as a going concern and the material adverse change clause in the Loan Agreement, the entire amount of borrowings at December 31, 2016 has been classified as current in these financial statements. East West Bank did not invoke the material adverse change clause.

As discussed in Note 18, in March 2017, the Company repaid all amounts then outstanding under the Loan Agreement with East West Bank.

Danske Bank Credit Facility

On June 25, 2013, Allenex entered into the Term Loan Facility with Danske in an aggregate principal amount of up to SEK 71,000,000 (approximately $7.8 million in U.S. dollars). The Term Loan Facility is available for utilization in advances of a minimum of SEK 5,000,000 (approximately $0.5 million in U.S. dollars) and if more, integral multiples of SEK 1,000,000 (approximately $0.1 million in U.S. dollars). The interest rate applicable to each advance shall be the percentage rate per annum calculated as the aggregate of (i) Stockholm Interbank Offered Rate (“STIBOR”) (as defined in the Term Loan Facility) and (ii) the Margin (as described in the Term Loan Facility) at 3% conditional on the fulfillment of certain criteria. In March 2015, Allenex entered into a first amendment to the Term Loan Facility, pursuant to which additional loans were granted. In August 2015, Allenex entered into a second amendment to the Term Loan Facility, pursuant to which the term of the Term Loan Facility was extended. In December 2015, Allenex entered into a waiver and amendment agreement relating to the Term Loan Facility, pursuant to which the change of control provision was waived and amended. In March 2016, Allenex entered into another amendment to the Term Loan Facility, which modified the repayment schedule for advances under the Term Loan Facility. Under this Term Loan Facility, SEK 62,000,000, or approximately $6.8 million in U.S. dollars, was outstanding as of December 31, 2016, and this will be paid through quarterly payments of SEK 3,000,000, or $0.3 million in U.S. dollars in September and December of 2017 and March and June of 2018. The remaining balance of SEK 50,000,000, or approximately $5.5 million in U.S. dollars, is due in June 2018.

On June 18, 2015, Allenex also entered into a short term credit facility with Danske with total available credit of SEK 8,000,000 (approximately $0.9 million in U.S. dollars). As of August 4, 2016, the available credit under the short term credit facility with Danske was increased to SEK 10,000,000 (approximately $1.1 million in U.S. dollars). As of December 31, 2016, the total outstanding balance due to Danske under the short term credit facility was approximately SEK 5,100,000 (approximately $0.6 million in U.S. dollars), and pursuant to a quarterly roll-over provision is due on March 31, 2017.

Due to insufficient working capital in Allenex, a debt covenant in the Term Loan Facility relating to maintaining an adequate leverage ratio was violated at each of June 30, 2016, September 30, 2016 and December 31, 2016. The

Company obtained waivers from Danske for each of these violations of the debt covenant. However, the waiver we received from Danske for the covenant violation as of December 31, 2016 is conditional. This waiver is conditional because it is based on preliminary consolidated financial statements for Allenex as of and for the three months and year ended December 31, 2016 prepared under International Financial Reporting Standards as adopted in Sweden and for regulatory reporting in Sweden, which financial statements are currently subject to further review and audit in Sweden, and the final consolidated financial statements for Allenex may change materially. Any change to the preliminary Allenex financials that served as a basis for the conditional waiver could result in a withdrawal of the conditional waiver and could result in Allenex being in default under the Term Loan Facility, at which point Danske could demand repayment of the debt. Additionally, while Allenex received waivers from Danske for each of these violations, due to continuing liquidity matters, we determined that it is not probable that Allenex was in compliance with this covenant as of March 31, 2017 or will be in compliance with this covenant in the near future, and Danske has the ability to demand repayment of the debt if the violation is not resolved. For these reasons, the long-term debt due to Danske was classified as a current liability in the consolidated balance sheet as of December 31, 2016. Additionally, if the loan was no longer available or Danske demanded repayment of the debt, the Company may not have sufficient capital to operate.

FastPartner Subordinated Promissory Notes

On June 28, 2013, Allenex issued a SEK 9,400,000 (approximately $1.0 million in U.S. dollars) subordinated promissory note to FastPartner, which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30 and subject to working capital requirements that had not been met in fiscal years 2016 and 2015. The full amount of the promissory note was outstanding as of December 31, 2016, and is due July 1, 2017. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013 (the “Intercreditor Agreement”), until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner.

On December 29, 2015, Allenex issued a SEK 2,000,000 (approximately $0.2 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which matured on December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met in fiscal years 2016 and 2015. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner. The full amount of subordinated promissory note was outstanding as of December 31, 2016 and is due July 1, 2017.

On March 7, 2016, Allenex issued a SEK 4,000,000 (approximately $0.4 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which matured on December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met during the year ended December 31, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to FastPartner. The full amount of the subordinated promissory note was outstanding as of December 31, 2016 and is due July 1, 2017.

FastPartner is also a shareholder of the Company and is considered a related party (See Note 17).

Mohammed Al Amoudi Subordinated Promissory Note

On June 28, 2013, Allenex issued a SEK 10,600,000 (approximately $1.2 million in U.S. dollars) subordinated promissory note to Mohammed Al Amoudi, which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30, subject to meeting certain requirements for working capital. The promissory note had an initial maturity date of June 28, 2016. On December 31, 2016, the maturity date was extended until July 1, 2017. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. The full amount of the promissory note was outstanding as of December 31, 2016. Allenex’s obligations under the promissory note is secured by a pledge of Allenex shares to Mohammed Al Amoudi. Mohammed Al Amoudi is also a shareholder of the Company and is considered a related party (See Note 17).

Loan Agreement with SSP Primers Aktieboulag

On February 25, 2015, Allenex entered into a SEK 14,000,000 (approximately $1.5 million in U.S. dollars) loan agreement with SSP Primers Aktieboulag, pursuant to which SEK 4,000,000 (approximately $0.4 million in U.S. dollars) was paid on March 7, 2016 and SEK 10,000,000 (approximately $1.1 million in U.S. dollars) is payable on February 28, 2018. The loan amount outstanding as of December 31, 2016 is SEK 10,000,000 (approximately $1.1 million in U.S. dollars) and has an annual interest rate of 3% payable in conjunction with each principal payment.

Total interest accrual on debt as of December 31, 2016 was $0.8 million.

As of December 31, 2016, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
2017	$23,032
2018	1,098
Total debt maturities	24,130
Less: debt discount and issuance costs	(186)
Total debt maturities, net of debt discount and issuance costs	23,944
Less: current portion, of long-term debt	(22,846)
Long-term debt, net carrying value	$1,098

11. STOCKHOLDERS’ EQUITY

Private Placement Transaction and Subsequent Financing

On April 14, 2016, the Company completed a Private Placement transaction for the offering of 591,860 units (“Units”) to certain accredited investors (the “Private Placement”). Each Unit was comprised of: (i) one share of common stock, (ii) five shares of Series A Preferred, and (iii) three warrants, each to purchase one share of common stock. The purchase price was $23.94 per Unit (the equivalent of $3.99 per share of common stock, assuming conversion of the Series A Preferred). The closing of the Private Placement was conditioned upon the closing of the Allenex acquisition, the consent of East West Bank to the Allenex acquisition, and certain other customary closing conditions, all of which occurred on April 14, 2016. The aggregate gross proceeds to the Company from the Private Placement were approximately $14.2 million, of which $1.8 million was paid in satisfaction of placement agents, escrow agent, legal fees as well as other direct issuance costs. The Company and certain stockholders representing a majority of the Company’s outstanding shares of common stock entered into voting agreements on April 14, 2016, pursuant to which each stockholder agreed to vote certain of its shares of the Company’s common stock in favor of granting the Company the Requisite Stockholder Approval.

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

Concurrent to the Private Placement, the Company also entered into Commitment Letters pursuant to which the Majority Shareholders agreed to purchase the Company’s equity securities in the Subsequent Financing, which investment was completed on June 15, 2016. In the Subsequent Financing, the Company issued to the Majority Shareholders 334,169 Units, which consisted of (i) an aggregate of 334,169 shares of common stock, (ii) an aggregate of 1,670,845 shares of Series A Preferred that were all converted into shares of the Company’s common stock upon obtaining the Requisite Stockholder Approval on June 16, 2016, and (iii) 1,002,507 warrants, each of which is exercisable for one share of the Company’s common stock. The aggregate gross proceeds to the Company from the Subsequent Financing were $8.0 million.

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

Following the closing of the Private Placement, the Company agreed to a number of requirements, including submitting the Private Placement to the Company’s stockholders for approval, which was obtained on June 16, 2016, and granting certain registration rights, including the registration of shares sold in the Private Placement on a registration statement on Form S-3. On May 27, 2016, the Company filed a registration statement on Form S-3 with the SEC to register for resale the shares of common stock issued or issuable upon conversion of the Series A Preferred and upon exercise of the warrants sold in the Private Placement. The registration statement on Form S-3 was declared effective by the SEC on July 12, 2016.

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

Warrant Valuation Assumptions

The fair value of the Private Placement and Placement Agent warrants were estimated using a Monte Carlo Simulation approach using the following assumptions.

	December 31, 2016	April 14, 2016
Private Placement Warrants
Stock Price	$2.70	$4.45
Exercise Price	$4.00	$4.98
Remaining term (in years)	6.29	7.00
Volatility	51.40%	46.90%
Risk-free interest rate	2.14%	1.57%
Expected dividend yield	—%	—%
Placement Agent Warrants
Stock Price	$2.70	$4.45
Exercise Price	$3.99	$3.99
Remaining term (in years)	4.29	5.00
Volatility	56.10%	49.00%
Risk-free interest rate	1.77%	1.26%
Expected dividend yield	—%	—%

12. WARRANTS

The warrants issued in the Private Placement and the Placement Agent Warrants (as described in Note 11) are considered freestanding instruments that are contingently redeemable and classified as liabilities on the Company’s consolidated balance sheet as of December 31, 2016. The warrants became exercisable to purchase common stock after the Company obtained the Requisite Stockholder Approval on June 16, 2016. Upon the closing of the Private Placement on April 14, 2016, the Company recorded an estimated fair value of $3.3 million relating to warrants to purchase 1,975,580 shares of common stock that were issued in the Private Placement. The warrants were comprised of warrants to purchase 1,775,580 shares of common stock that were issued to certain accredited investors measured at an estimated fair value of $3.0 million, and Placement Agent Warrants to purchase 200,000 shares of common stock measured at an estimated fair value of $0.3 million. The Placement Agent Warrants were issued for services performed by placement agents as part of the Private Placement and were treated as equity issuance costs and were recorded in stockholders’ equity on the Company’s consolidated balance sheets to offset the Private Placement proceeds allocated to the Series A Preferred and common stock.

Additional warrants were issued on June 15, 2016 to the Majority Shareholders upon the closing of the Subsequent Financing (as described in Note 11). The warrants issued in the Subsequent Financing were also considered freestanding instruments being accounted for using the same methodology as described above. On June 15, 2016, the Company recorded an estimated fair value of $1.7 million for warrants to purchase an aggregate of 1,002,507 shares of common stock issued in the Subsequent Financing.

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

The initial total estimated fair value of the warrant liability was $5.0 million following the closings of the Private Placement, the issuance of Placement Agent Warrants and the Subsequent Financing on April 14, 2016. As of December 31, 2016, the total estimated fair value of the warrant liability was $5.2 million and the corresponding remeasurement charge of $0.3 million for the year ended December 31, 2016, was recorded in change in estimated fair value of common stock warrant and derivative liabilities on the Company’s consolidated statement of operations. The increase in the fair value of the warrant liability was attributable to events that had occurred between the initial fair value measurement and December 31, 2016, including obtaining the Requisite Stockholder Approval, which occurred on June 16, 2016, granting certain registration rights, including rights regarding the registration of shares issuable upon exercise of the warrants issued in the Private Placement and the Subsequent Financing and the Placement Agent Warrants. The registration of the shares impacted the exercisability of the warrants and resulted in an increase in the fair value of the warrant liability.

As of December 31, 2016, outstanding warrants to purchase Common Stock were:

	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
February 2008	10 years	$35.10	22,792
August 2009	10 years	$21.78	33,473
July 2010	9 years	$21.78	6,694
December 2010	7 years	$21.78	17,215
August 2012	7 years	$21.78	167,182
January 2015	5 years	$6.96	34,483
April 2016 (a)	7 years	$4.00	1,775,580
April 2016 (b)	5 years	$3.99	200,000
June 2016 (c)	7 years	$4.00	1,002,507
			3,259,926

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

13. STOCK INCENTIVE PLANS

2014 Equity Incentive Plan

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

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes option and unvested RSU activity under the plans and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2013	332,995	466,965	$1.99	—	$—
Additional options authorized	940,884	—	—	—	—
Restricted stock grants	(4,899)	—	—	—	—
Options granted	(585,345)	585,345	11.76	—	—
Assumed in business combination	—	23,229	2.06	—	—
Options exercised	—	(9,363)	2.14	—	—
Options forfeited	20,591	(20,591)	10.36	—	—
Options expired	13,781	(13,781)	2.74	—	—
Balance—December 31, 2014	718,007	1,031,804	7.36	—	—
Additional options authorized	357,075	—	—	—	—
Restricted stock grants	(38,121)	—	—	—	—
RSUs granted	(114,400)	—	—	114,400	6.49
Options granted	(652,078)	652,078	6.09	—	—
Options exercised	—	(23,576)	1.94	—	—
RSUs forfeited	8,200	—	—	(8,200)	6.49
Options forfeited	77,660	(77,660)	8.13	—	—
Options expired	5,329	(5,329)	10.36	—	—
Balance—December 31, 2015	361,672	1,577,317	6.87	106,200	6.49
Additional options authorized	512,575	—	—	—	—
Restricted stock grants	(61,921)	—	—	—	—
RSUs granted	(287,900)	—	—	287,900	5.50
Options granted	(597,470)	597,470	4.91	—	—
Options exercised	—	(5,688)	3.29	—	—
RSUs forfeited	61,305	—	—	(61,305)	5.81
RSUs vested	—	—	—	(26,550)	6.49
Options forfeited	269,212	(269,212)	6.64	—	—
Options expired	107,601	(107,601)	8.88	—	—
Balance—December 31, 2016	365,074	1,792,286	$6.15	306,245	$5.69
Vested at December 31, 2016		990,371	$6.05
Vested and expected to vest at December 31, 2016		1,757,309	$6.15

The total intrinsic value of options exercised was approximately $7,100 during 2016.

As of December 31, 2016, the total intrinsic value of RSUs was approximately $827,000 and there were $1.2 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.85 years.

Options outstanding and options vested as of December 31, 2016 are summarized as follows:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price
$0.27 - 3.98	448,109	5.05	$2.04	415,570	$1.92
$4.37 - 4.60	179,263	9.15	4.47	18,064	4.46
$4.95 - 5.85	397,018	9.09	5.22	88,627	5.31
$6.49 - 7.03	384,910	8.18	6.64	189,136	6.64
$10.00 - 12.44	382,986	7.32	12.20	278,974	12.14
	1,792,286	7.51	$6.14	990,371	$6.05

Options outstanding that have vested and are expected to vest at December 31, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	990,371	$6.05	6.55	$427
Expected to Vest	766,938	6.28	8.70	—
Total	1,757,309	$6.15	7.49	$427

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2016 for stock options that were in-the-money. The fair market value of the Company’s common stock as of December 31, 2016 was $2.70 per share.

The weighted average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2016, 2015 and 2014 using the Black-Scholes Model was $2.05, $2.53 and $4.81, respectively.

The Company uses the grant date fair value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

The total fair value of options that vested during 2016 was $1.1 million. As of December 31, 2016, there were approximately $1.6 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.2 years.

The Company’s 2014 Plan and Inducement Plan allow RSUs to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs under the 2014 Plan in March 2015 and under the Inducement Plan in June 2016.

2014 Employee Stock Purchase Plan

The Company’s board of directors adopted its 2014 Employee Stock Purchase Plan (the “ESPP”) in March 2014 and its stockholders approved the ESPP in July 2014. The first offering period of the ESPP began on January 1, 2015 and ended June 30, 2015. The Company issued 67,256 shares and 36,696 shares of common stock during the years ended December 31, 2016 and 2015, respectively, pursuant to the ESPP. The Company received proceeds of $0.3 million and $0.4 million from the purchase of shares during the years ended December 2016 and 2015, respectively. As of December 31, 2016, the Company had 253,117 shares available for issuance under the ESPP.

The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date.

Valuation Assumptions

The Company’s board of directors determines the estimated fair value of the Company’s common stock based on assistance from an independent third party valuation firm. The fair value of employee stock options and ESPP was estimated using the Black-Scholes Model using the following weighted-average assumptions.

	Year Ended December 31,
	2016	2015	2014
Employee Stock Options
Expected term (in years)	5.9	6.0	5.1
Expected volatility	42.10%	41.17%	42.18%
Risk-free interest rate	1.52%	1.84%	1.69%
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	—
Expected volatility	77.05 – 90.81%	39.10 – 44.15%	—
Risk-free interest rate	0.37 – 0.49%	0.11%	—
Expected dividend yield	—%	—%	—%

Risk-free Interest Rate: The Company based the risk-free interest rate over the expected term of the award based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of grant.

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs, and ESPP for the years ended December 31, 2016, 2015 and 2014, included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of testing	$144	$109	$28
Research and development	449	247	88
Sales and marketing	156	173	29
General and administrative	1,249	812	390
	$1,998	$1,341	$535

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

Non-Employee Director Equity-based Compensation

For the years ended December 31, 2016, 2015 and 2014, the Company paid a portion of its non-employee directors’ compensation through the award of common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares. As of December 31, 2016, there was a total of 104,941 shares issued to non-employee directors, for a total fair value of $563,000. Expense associated with the awards was $271,000, $255,000 and $94,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which was included in general and administrative expense in the statements of operations.

14. INCOME TAXES

Income or (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 is summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(21,753)	$(13,707)	$(719)
Foreign	(19,609)	—	—
	$(41,362)	$(13,707)	$(719)

The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2016	2015	2014
Current
Federal	$49	$—	$—
State	11	—	—
Foreign	32	—	—
Total Current	92	—	—
Deferred
Federal	(251)	—	(1,500)
State	(49)	—	—
Foreign	(1,398)	—	—
Total Deferred	(1,698)	—	(1,500)
Provision for (benefit from) income taxes	$(1,606)	$—	$(1,500)

The Company’s actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Year Ended December, 31,
	2016	2015	2014
Federal tax at statutory rate	34.0%	34.0%	34.0%
Stock-based compensation	-0.5%	-1.9%	-9.5%
Change in valuation allowance	-16.8%	-31.1%	190.6%
Foreign rate differential	-1.3%	0.0%	0.0%
Preferred stock warrant revaluation	-0.2%	0.0%	-0.7%
Interest expense	0.0%	0.0%	-5.8%
Contingent liability for IMX acquisition	0.4%	0.0%	38.2%
Acquisition costs	-1.2%	-3.2%	-36.7%
Goodwill impairment	-10.8%	0.0%	0.0%
Other	0.3%	2.2%	-1.3%
Effective income tax rate	3.9%	0.0%	208.8%

Deferred income tax assets and liabilities consist of the following: (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$71,925	$65,957
Tax credit carryforwards	4,947	4,533
Accruals	1,274	1,125
Other	1,088	698
Gross deferred tax assets	79,234	72,313
Valuation allowance	(76,295)	(70,053)
Total deferred tax assets	2,939	2,260

Deferred tax liabilities:
Property and equipment	195	95
Purchased intangibles	(8,979)	(2,355)
Other	(212)	—
Total deferred tax liabilities	(8,996)	(2,260)
Net deferred tax liabilities	$(6,057)	$—

The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (1) cumulative results of operations in recent years, (2) sources of recent losses, (3) estimates of future taxable income and (4) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. Accordingly, the U.S. net deferred tax assets have been offset by a full valuation allowance. The valuation allowance increased by $6.2 million and $3.7 million during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had domestic federal net operating loss carryforwards of $198.2 million, domestic state net operating loss carryforwards of $102.1 million, and foreign net operating loss carryforwards of $2.4 million that can reduce future taxable income. The domestic federal and state net operating loss carryforwards will begin to expire in 2018 and 2017, respectively. The foreign net operating loss carryforwards can be carried forward indefinitely.

As of December 31, 2016, the Company had credit carryforwards of approximately $3.9 million and $4.8 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards begin to expire in 2021. California credits have no expiration date.

Utilization of the Company's net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Based on a preliminary review of the Company's equity transactions since inception, the Company believes a portion of its net operating loss carryforwards and credit carryforwards may be limited due to equity financings which occurred in 2000, 2004, 2007, 2014 through the current period.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$2,431	$2,054	$2,196
Additions based on tax positions related to current year	2,489	372	83
Additions (reductions) based on tax positions related to prior years	332	5	(225)
Balance at end of year	$5,252	$2,431	$2,054

Approximately $2.6 million of the $5.3 million of unrecognized tax benefit as of December 31, 2016, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2015, given the Company's valuation allowance, the uncertain tax benefits would not impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2016, the Company recognized $0.3 million of accrued interest and penalties related to unrecognized tax benefits. There were no accruals of interest expense during the years ended December 31, 2015, and 2014. The Company does not anticipate a significant change in the unrecognized tax benefits over the next twelve months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the domestic federal and state income tax returns are subject to tax authority examination from inception. In the foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 4 to 6 years.

15. 401(K) PLAN

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

There were no intersegment sales for the years ended December 31, 2016. The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Years Ended December 31,
	2016	2015	2014
Total segments
Net revenues	$40,631	$28,144	$27,306
Operating loss	(37,332)	(11,932)	1,250
Depreciation and amortization	2,920	796	512
CareDx
Net revenues	$29,917	$28,144	$27,306
Operating loss	(18,374)	(11,932)	1,250
Depreciation and amortization	982	796	512
Olerup
Net revenues	$10,714	$—	$—
Operating loss	(18,958)	—	—
Depreciation and amortization	1,938	—	—

	December 31, 2016	December 31, 2015
Assets:
CareDx	$41,169	$55,638
Olerup	35,561	—
Total assets	$76,730	$55,638

Revenues by geographic regions are based upon the customers’ ship-to address. The following table summarizes reportable revenues by geographic regions (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues:
North America	$33,215	$28,144	$27,306
Europe, Middle East and Africa	6,992	—	—
Latin America	424	—	—
Total	$40,631	$28,144	$27,306

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2016	December 31, 2015
Long-lived assets:
United States	$2,052	$2,425
Europe	879	—
Total	$2,931	$2,425

17. RELATED PARTY TRANSACTIONS

On April 14, 2016, the Company completed the Private Placement (as described in Note 11), pursuant to which it issued and sold to certain investors an aggregate of 591,860 Units, for aggregate gross proceeds to the Company of approximately $14.2 million, of which $1.8 million was paid in satisfaction of placement agents, escrow agent and legal fees as well as other direct issuance costs.

FastPartner, Midroc Invest AB and Xenella Holding AB, the three Majority Shareholders, each beneficially owned 566,962 shares, 636,838 shares and 162,928 shares, respectively, of the Company’s outstanding shares of common stock prior to the closing of the Subsequent Financing (as described in Note 11).

The Company has loans outstanding with both FastPartner AB and Mr. Mohammed Al Amoudi as of December 31, 2016 (as described in Note 10). A member of the Company’s board of directors is a managing director of M.M. Dillon, and as such, the Company considered M.M. Dillon to be a related party. M.M. Dillon acted as one of the Company’s financial advisors and placement agents in connection with the Private Placement and Subsequent Financing (as described in Note 11).

18. SUBSEQUENT EVENTS

Acquisition of assets of Conexio Genomics Pty. Ltd

In January 2017, the Company completed a transaction to acquire Conexio business assets that the Company needed in order to continue selling the SBT product line. The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products. The Company will pay, by July 1, 2017, up to $0.3 million for finished goods and by December 31, 2017 up to $0.2 million for unfinished inventory purchased from Conexio. In addition, the Company will make quarterly payments to Conexio of 20% of the gross revenue from the sale of the SBT line of products using the purchased assets up to an aggregate total of $0.7 million. The Company will assume all obligations under the lease of the Conexio facilities, and any liabilities for product warranty claims related to the sale of these products up to $35,000. The Company expects to account for this transaction as a business combination.

From 2011 to January 2017, Allenex, through Olerup SSB AB, was the exclusive global distributor of the HLA sequence-based typing products SBT Resolver and Assign SBT from Conexio, Illumina, Inc. acquired Conexio, Inc. and, in January 2017, the Company acquired from Illumina the elements necessary to continue offering the SBT line of products.

Settlement of outstanding litigation

On April 25, 2016, Oberland filed a breach of contract claim against the Company in the Supreme Court of the State of New York, County of New York (the “Complaint”). Oberland alleged, among other things, that the Company breached certain provisions of the amended and restated commitment letter and the restated fee letter that it entered into with Oberland on February 8, 2016. Pursuant to the Complaint, Oberland sought damages against the Company in the amount of at least $1.4 million, plus costs and expenses, including the fees and expenses of Oberland’s attorneys. As a result, the Company previously accrued the amount being claimed by Oberland of $1.4 million. On July 15, 2016, the Company filed an answer and made counterclaims against Oberland (the “Answer”), generally denying the claims asserted by Oberland in the Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland. Pursuant to the Answer, the Company sought dismissal of the Complaint in its entirety, rescission of all agreements with Oberland and damages of not less than $1.3 million, together with interest and punitive damages, if deemed appropriate under applicable law, and costs and disbursements of the action, including reasonable attorneys’ fees.

Effective as of March 2, 2017, the Company and Oberland settled the matters covered by the Complaint and the Answer (the “Settlement”). Pursuant to the Settlement, the Company paid Oberland $0.6 million and each party agreed to release claims asserted in the Complaint and the Answer. The Company subsequently adjusted its accrual from $1.4 million to $0.6 million as of December 31, 2016.

Debt financing (JGB Debt)

On March 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which, the Company issued Senior Secured Debentures with an aggregate principal amount of $27.8 million (the “Debentures”) and warrants (the “Warrants”) to purchase up to an aggregate of 1.25 million shares of the Company’s common stock for net proceeds of $24.0 million. The Company used $11.2 million of the net proceeds from the Financing to repay its existing indebtedness under the Loan Agreement with East West Bank and is required to maintain restricted cash of $9.4 million.

The Debentures mature on February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of the Company’s common stock at a price of $4.56 per share (the “Conversion Price”) at the holder’s option. Additionally, after September 1, 2017, upon the satisfaction of certain conditions, including the volume weighted average price of the Company’s common stock exceeding 250% of the Conversion Price for twenty consecutive trading days, the Company can require that the Debentures be converted into shares of the Company’s common stock, subject to certain limitations. Commencing on March 1, 2018, each of the holders of the Debentures shall have the right, at its option, to require the Company to redeem up to $937,500 of the outstanding principal amount of its Debenture per month. The Company will be required to promptly, but in any event no more than one trading day after the holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of the Company’s common stock. If the Company elects to pay the redemption amount in shares of the Company’s common stock, then the shares will be delivered based on a price equal to the lowest of (a) 88% of the average of the three lowest volume weighted average prices of the Company’s common stock over the prior 20 trading days, (b) 88% of the prior trading day’s volume weighted average price, or (c) the Conversion Price. The Company may only opt for payment in shares of the Company’s common stock if certain conditions are met.

The Company’s obligations under the Debentures can be accelerated upon the occurrence of certain events of default as specified in the agreement. In the event of default and acceleration of the Company’s obligations, the Company would be required to pay (i) 115% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated prior to March 1, 2018, (ii) 108% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated after March 1, 2018, but prior to March 1, 2019, and (iii) 105% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated after March 1, 2019. The Company’s obligations under the Debentures are secured under a Security Agreement by a senior lien on all of the Company’s assets, other than its interest in CareDx International AB (formerly known as Allenex AB), which is subject to a negative pledge prohibiting the incurrence of additional or replacement debt.

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations, a restriction on the Company’s ability to pay cash dividends on our common stock and limitations on indebtedness, liens, investments, distributions, transfers, corporate changes, deposit accounts and subsidiaries. The Company must also maintain a minimum cash amount at all times, achieve commercialization of AlloSure by a certain date and achieve certain gross profit targets for sales of its AlloMap product.

The Warrants have an exercise price of $5.00 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022.

Pursuant to the SPA, the Company also agreed to seek approval of its stockholders for the issuance of the shares of Common Stock that may be issued by the Company upon the conversion or redemption of the Debentures or the exercise of the Warrants in excess of 4,269,522 shares.

In connection with the Financing, on March 15, 2017, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to prepare and file one or more registration statements with the Securities and Exchange Commission for the purpose of registering for resale any shares of Common Stock that may be issued by the Company upon the conversion or redemption of the Debentures or the exercise of the Warrants.

Craig Hallum Capital Group LLC (the “Placement Agent”) acted as the placement agent for the offering of the Debentures and the Warrants and the Company agreed to pay the Placement Agent a fee equal to 3% of the gross proceeds actually received by the Company from the sale of the Debentures.

The agreement is a senior secured facility and calls for covenants, including additional debt and cash maintenance covenants. Beginning in March 2018, JGB has the option to require the company to repay up to $0.9 million per month. These repayments can be honored in cash or, subject to certain limitations, the Company’s common stock at the Company’s election.

As part of the new debt facility, the Company will issue to JGB 1,250,000 warrants to purchase shares of common stock. The warrants are exercisable 185 days from grant date and have a 5.5 year term at $5.00 per share.

Failure to Timely File Annual Report on Form 10-K

The Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2016, which was due on April 17, 2017. As a result, the Company is currently ineligible to file new short form registration statements on Form S-3, is unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act of 1933, as amended, using its currently effective registration statement on Form S-3 (File No. 333-206277) and its resale registration statement on Form S-3 covering the sale of up to 8,534,261 shares of common stock by selling stockholders, including stockholders who acquired common stock in connection with private placements, cannot currently be used by such selling stockholders to resell such shares of common stock. In addition, the failure to timely file the Form 10-K constituted a breach of the Company’s covenant under the SPA to make all required Securities Exchange Act of 1934, as amended (the “Exchange Act”), filings with the Securities and Exchange Commission on a timely basis.

As a result of the Company’s failure to file its Annual Report on Form 10-K for the year ended December 31, 2016 by April 17, 2017, the Company breached its obligation under the SPA to make all required Exchange Act filings with the SEC on a timely basis.

Failure to Timely File Registration Statement

Pursuant to the Company’s Registration Rights Agreement, dated March 15, 2017, with JGB, which was entered into in connection with the SPA and the Debentures, the Company is required to file a registration statement with the SEC registering for resale the Company’s common stock underlying the securities issued or issuable to JGB in the financing. Because the Company failed to file the registration statement with the SEC by April 17, 2017, commencing on April 18, 2017, the Company began accruing liquidated damages payable to JGB at a rate of approximately $7,000 per day. These damages will continue to accrue at the same rate on a daily basis until the registration statement is filed with the SEC.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2016. The Company believes this information reflects all recurring adjustments necessary to fairly present this information when read in conjunction with the Company’s financial statements and the related notes. Net loss per share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. The acquisition of Allenex in the June 30, 2016 quarter affects the comparability of the financial data presented below.

Quarter Ended:	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)
2016
Consolidated Statement of Operations Data:
Total revenue	$6,562	$10,735	$12,475	$10,859
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(9,752)	$(10,470)	$(3,764)	$(15,483)
Net loss per common share attributable to CareDx, Inc., basic	$(0.81)	$(0.77)	$(0.20)	$(0.73)
Net loss per common share attributable to CareDx, Inc., diluted	$(0.81)	$(0.77)	$(0.26)	$(0.73)
Shares used in calculation of net loss per share attributable to CareDx, Inc., basic	11,969,714	13,568,120	19,098,626	21,270,151
Shares used in calculation of net income loss per share attributable to CareDx, Inc., diluted	11,969,714	13,568,120	19,481,424	21,270,151

Consolidated Balance Sheet Data:
Total assets	$48,834	$100,453	$102,092	$76,730
Long-term debt, net of current portion	$11,368	$10,072	$8,496	$1,098

2015
Consolidated Statement of Operations Data:
Total revenue	$7,216	$7,129	$7,151	$6,648
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(2,272)	$(3,185)	$(3,489)	$(4,761)
Net loss per common share attributable to CareDx, Inc., basic	$(0.19)	$(0.27)	$(0.29)	$(0.40)
Net loss per common share attributable to CareDx, Inc., diluted	$(0.19)	$(0.27)	$(0.29)	$(0.40)
Shares used in calculation of net loss per share attributable to CareDx, Inc., basic	11,814,467	11,835,405	11,890,057	11,902,325
Shares used in calculation of net income loss per share attributable to CareDx, Inc., diluted	11,814,467	11,835,405	11,890,057	11,902,325

Consolidated Balance Sheet Data:
Total assets	$63,277	$61,366	$59,342	$55,638
Long-term debt, net of current portion	$14,609	$13,389	$12,125	$12,887

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of December 31, 2016.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, and as a result of the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 Framework). The scope of management’s assessment of the effectiveness of our internal control over financial reporting excluded Allenex, which we acquired on April 14, 2016. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our evaluation in the year of acquisition. Allenex accounted for total assets and revenues of approximately 46% and 26%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2016. Based on our assessment, management has concluded our internal controls over financial reporting were not effective as of December 31, 2016 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

We have identified the following four material weaknesses in our internal control over financial reporting as of December 31, 2016:

•	Certain areas of our financial statement close process:
o

The operating effectiveness of our controls were inadequate to identify an incorrect classification of the deferred consideration payable to the Majority Shareholders within our consolidated statement of cash flows following the Allenex acquisition;

o	The operating effectiveness of our controls were inadequate to ensure our bonus accrual and deferred purchase consideration balances were accurate;

o	The operating effectiveness of our controls were inadequate to ensure the proper application of foreign exchange rates in our consolidation process;
o

A failure in the design and implementation of controls over the review of the terms and conditions of a contractual debt agreement, which resulted in an incorrect classification of our short-term and long-term debt.

•	A failure in the design and implementation of controls over our accounting for business combinations:
o

We did not design and implement transaction level or management review controls for the oversight, integration and consolidation of the acquired Allenex entities or controls to assess the completeness and accuracy of information, including key inputs and assumptions used by third party specialists, used in estimating the fair value of assets acquired and liabilities assumed. These control deficiencies resulted in the incorrect valuation of inventories and certain intangible assets acquired.

•	A failure to properly apply the revenue recognition criteria to certain contractual arrangements with payers:
o	We did not design our controls to ensure the proper analysis and review of the terms and conditions of contractual arrangements, which affected the timing and amount of revenue recognized;
o	We did not design our controls over the review of our aged accounts receivables to identify transactions that were improperly included in accounts receivable.
•	A failure in the design and implementation of controls over our accounting for inventory valuation:
o	We did not design and implement transaction level or management review controls to ensure the proper valuation of inventories at the acquired Allenex entities.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in this Annual Report on Form 10-K present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Efforts to Address Material Weaknesses

We have prepared a preliminary remediation plan to address the underlying causes of the material weaknesses described above. The preliminary remediation plan includes:

•	Hiring additional personnel in our accounting, billing and collection departments with an appropriate level of knowledge and experience to effectively execute our processes and procedures;
•	Providing additional training for our accounting, billing, and collection personnel;
•

Reassessing the design and operation of internal controls over our financial statement close process, including evaluating and implementing additional policies, improved processes and documented procedures;

•

Designing and implementing effective internal controls related to business combinations, including management’s review of the completeness and accuracy of information and key inputs and assumptions used to estimate the fair value of assets acquired and liabilities assumed;

•

Reassessing the design and operation of internal controls for the review of contracts we enter into with third-party payers and the identification and evaluation of key contract terms and conditions that impact the timing and amounts of revenues to be recognized;

•	Reassessing the design and operation of internal controls over the review of our aged accounts receivables; and

•

Designing and implementing effective internal controls related to the valuation of inventories at the acquired Allenex entities, including both transaction level controls performed by the accounting personnel at Allenex and management review controls performed by CareDx management.

We cannot assure you that the measures we may take in response to these material weaknesses will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in connection with the evaluation required by rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 21, 2017, CareDx, Inc. (the “Company”) appointed Michael Bell as the Company’s Chief Financial Officer, effective April 21, 2017. Upon commencement of his appointment, Mr. Bell will assume the duties of the Company’s principal financial officer and principal accounting officer until such time as his successor is appointed, or until his earlier resignation or removal. Mr. Bell succeeds Charles Constanti, who has served as the Company’s Chief Financial Officer since April 6, 2016. There are no reportable family relationships or related party transactions (as defined in Item 404(a) of Regulation S-K) involving the Company and Mr. Bell.

Michael Bell has over 20 years of international finance and accounting experience.  From January 2016 to March 2017, Mr. Bell served as the Chief Financial Officer of Metabiota, Inc., a San Francisco-based company that develops and sells risk analytics products focused on infectious disease.  From May 2012 to January 2016, he served as the Chief Financial Officer of Singulex, Inc., a clinical diagnostics company. Prior to that, Mr. Bell held leadership and executive positions within Novartis, including with Novartis Diagnostics, a global provider of blood screening solutions, where he served as Chief Financial Officer from 2011 to 2012, and Senior Director, Global Head of Finance from 2008 to 2011. Mr. Bell also previously worked for several years in public accounting with both Ernst & Young LLP and Deloitte, UK. He holds a Bachelor of Science degree in Mathematics with Computing from the University of Leicester in the United Kingdom, and is a Fellow of the Institute of Chartered Accountants in England & Wales.

On April 21, 2017, the Company entered into an offer letter with Mr. Bell (the “Bell Offer Letter”). Mr. Bell’s annualized salary will be $335,000 and he will have an annual performance bonus with a target of 35% of his base salary. Mr. Bell’s employment will be on an “at will” basis. Additionally, upon approval of the Board of Directors of the Company, the Company expects to grant Mr. Bell an option to purchase 40,000 shares of the Company’s Common Stock (the “Option”) under the Company’s 2014 Equity Incentive Plan. The Option will vest, subject to Mr. Bell’s continued employment with the Company, 1/4th on the one year anniversary of Mr. Bell’s start date, and 1/48th of the total number of shares subject to the Option will vest at the end of each calendar month thereafter. The Company also entered into the Company’s standard change of control agreement and indemnification agreement with Mr. Bell, in the forms filed by the Company as exhibits to the Registration Statement on Form S-1 filed on June 3, 2014.

The foregoing description of the Bell Offer Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Bell Offer Letter, which is filed as Exhibit 10.43 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016. To the extent that we do not file our Proxy Statement for our 2017 Annual Meeting of Stockholders by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and other employees who perform financial or accounting functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their CareDx-related activities. Our code of business conduct and ethics is available on our website at www.caredx.com under the heading “Compliance” under the section titled “Company”. We will post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market LLC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016. To the extent that we do not file our Proxy Statement for our 2017 Annual Meeting of Stockholders by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016. To the extent that we do not file our Proxy Statement for our 2017 Annual Meeting of Stockholders by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016. To the extent that we do not file our Proxy Statement for our 2017 Annual Meeting of Stockholders by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2016. To the extent that we do not file our Proxy Statement for our 2017 Annual Meeting of Stockholders by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREDX, INC.

By:	/s/ PETER MAAG
Peter Maag
President and Chief Executive Officer

Date: April 21, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Maag and Charles Constanti, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ PETER MAAG Peter Maag	President, Chief Executive Officer and Director (Principal Executive Officer)	April 21, 2017

/s/ CHARLES CONSTANTI Charles Constanti	Chief Financial Officer (Principal Financial and Accounting Officer)	April 21, 2017

/s/ MICHAEL GOLDBERG Michael Goldberg	Director	April 21, 2017

/s/ GEORGE W. BICKERSTAFF George W. Bickerstaff	Director	April 21, 2017

/s/ FRED E. COHEN Fred E. Cohen	Director	April 21, 2017

/s/ RALPH SNYDERMAN Ralph Snyderman	Director	April 21, 2017

/s/ WILLIAM HAGSTROM William Hagstrom	Director	April 21, 2017
/s/ DOUGLAS MILLER	Director	April 21, 2017
Douglas Miller

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated May 17, 2014, by and between Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.1	07/15/2015

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 9, 2014, by and between the Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.2	06/25/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	08/28/2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36536	3.4	08/28/2014

4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	03/31/2015

4.2	Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.	10-K	001-36536	4.2	03/31/2015

4.3#	1998 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.2	06/03/2014

4.4#	2008 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.3	06/03/2014

4.5#	2014 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-197493	4.4	07/18/2014

4.6#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	07/18/2014

4.7#	ImmuMetrix, Inc. 2013 Equity Incentive Plan	S-1	333-196494	10.19	06/03/2014

4.8#	Form of Warrant.	8-K	001-36536	10.3	04/14/2016

4.9#	2016 Inducement Equity Incentive Plan.	S-8	333-211538	4.1	05/23/2016

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

4.10	Form of 9.5% Original Issue Discount Senior Secured Debenture issued to the Purchasers on March 15, 2017.	8-K	001-36536	4.1	03/15/2017

4.11	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017	8-K	001-36536	4.2	3/15/2017

10.1#	Chief Executive Employment Agreement, dated September 19, 2012, by and between the Registrant and Peter Maag.	S-1	333-196494	10.6	06/03/2014

10.2#	Offer Letter, dated July 31, 2006, by and between the Registrant and James Yee.	S-1	333-196494	10.7	06/03/2014

10.3#	Offer Letter, dated July 19, 2010, by and between the Registrant and Matthew Meyer.	S-1	333-196494	10.8	06/03/2014

10.4#	Offer Letter, dated March 18, 2014, by and between the Registrant and Ken Ludlum.	S-1	333-196494	10.9	06/03/2014

10.5#	Offer Letter, dated November 21, 2006, by and between the Registrant and Mitchell Nelles.	S-1	333-196494	10.10	06/03/2014

10.6#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	06/03/2014

10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	06/03/2014

10.8	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	06/03/2014

10.9†	PCR Patent License Agreement, dated November 16, 2004, by and between the Registrant and Roche Molecular Systems, Inc., and amendments thereto.	S-1	333-196494	10.14	06/03/2014

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.10†	Distribution and Licensing Agreement, dated June 20, 2013, by and between the Registrant and Diaxonhit SA.	S-1/A	333-196494	10.15	06/25/2014

10.11†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	S-1/A	333-196494	10.17	07/15/2014

10.12†	Settlement Agreement and Mutual Release, dated September 11, 2014, by and between the Registrant and Roche Molecular Systems, Inc.	10-Q	001-36536	10.14.1	11/14/2014

10.13	Loan and Security Agreement, dated as of January 30, 2015, by and between the Registrant. and East West Bank.	8-K	001-36536	10.1	02/04/2015

10.14#	Offer Letter, dated April 8, 2014, by and between the Registrant and George Bickerstaff.	10-K	001-36536	10.14	03/31/2015

10.15#	Offer Letter, dated October 18, 2011, by and between the Registrant and Michael Goldberg.	10-K	001-36536	4.1	03/31/2015

10.16#	Offer Letter, dated December 3, 2014, by and between the Registrant and John Sninsky.	10-K	001-36536	4.1	03/31/2015

10.17#	Offer Letter, dated March 11, 2015 by and between the Registrant and Josh DeFonzo.	10-K	001-36536	4.1	03/31/2015

10.18#	Outside Director Compensation Policy.	10-K	001-36536	10.1	07/19/2016

10.19#	Executive Incentive Compensation Plan.	10-K	001-36536	4.1	03/31/2015

10.20	Controlled Equity Offering Sales Agreement, dated August 10, 2015, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-206277	1.2	08/10/2015

10.21	Conditional Share Purchase Agreement between the Registrant and Midroc Invest AB, dated as of December 16, 2015.	8-K	001-36536	99.1	12/22/2015

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.22	Conditional Share Purchase Agreement between the Registrant and FastPartner AB, dated as of December 16, 2015.	8-K	001-36536	99.2	12/22/2015

10.23	Conditional Share Purchase Agreement between the Registrant and Xenella Holding AB, dated as of December 16, 2015.	8-K	001-36536	99.3	12/22/2015

10.24	Amendment to Conditional Share Purchase Agreement between the Registrant and Midroc Invest AB, dated as of February 8, 2016.	8-K	001-36536	99.1	02/12/2016

10.25	Amendment to Conditional Share Purchase Agreement between the Registrant and FastPartner AB, dated as of February 8, 2016.	8-K	001-36536	99.2	02/12/2016

10.26	Amendment to Conditional Share Purchase Agreement between the Registrant and Xenella Holding AB, dated as of February 8, 2016.	8-K	001-36536	99.3	02/12/2016

10.27	Offer Letter, between the Registrant and Charles Constanti, dated as of April 6, 2016.	8-K	001-36536	10.1	04/07/2016

10.28	Securities Purchase Agreement, among the Registrant and the investors named therein, dated as of April 12, 2016.	8-K	001-36536	10.1	04/14/2016

10.29	Voting Agreement, among the Registrant and the investors named therein, dated as of April 12, 2016.	8-K	001-36536	10.2	04/14/2016

10.30	Separation Agreement, between the Registrant and Ken Ludlum, dated as of April 22, 2016.	8-K	001-36536	10.1	04/22/2016

10.31	Offer Letter, between the Registrant and Todd Whitson, dated as of February 29, 2016.	10 K/A	001-36536	10.32	04/25/2016

10.32	First Amendment to Loan and Security Agreement, between the Registrant and East West Bank, dated as of May 12, 2016.	8-K	001-36536	10.1	05/17/2016

10.33	Securities Purchase Agreement, among the Registrant and the investors named therein, dated as of June 15, 2016.	8-K	001-36536	10.1	06/15/2016

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.34	Second Amendment to Loan and Security Agreement, between the Registrant and East West Bank, dated as of June 27, 2016.	8-K	001-36536	10.1	06/29/2016

10.35	Form of Commitment Agreement.	10-Q	001-36536	10.1	08/22/2016

10.36	Purchase Agreement, between the Registrant and Piper Jaffray & Co., dated as of September 21, 2016.	8-K	001-36536	1.1	09/21/2016

10.37	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and Midroc Invest AB, effective as of December 31, 2016.	8-K	001-36536	10.1	01/23/2017

10.38	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and FastPartner AB, effective as of December 31, 2016.	8-K	001-36536	10.2	01/23/2017

10.39	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and Xenella Holding AB, effective as of December 31, 2016.	8-K	001-36536	10.3	01/23/2017

10.40	Registration Rights Agreement dated March 15, 2017 between the Registrant and the Purchasers.	8-K	011-36536	4.3	3/15/2017

10.41	Securities Purchase Agreement dated March 15, 2017 between the Registrant and the Purchasers.	8-K	001-36536	10.1	03/15/2017

10.42	Security Agreement dated March 15, 2017 between the Registrant and JGB Collateral LLC.	8-K	001-36536	10.2	03/15/2017

10.43*	Offer Letter, between the Registrant and Michael Bell, dated as of April 21, 2017.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 117 of this Annual Report on Form 10-K).

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the SEC.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.