Form 10-K/A
period 2016-12-31
CareDx, Inc.
filed 2017-05-01
CIK 1217234

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

(415) 287-2300

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment No. 1”) is being filed by CareDx, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 21, 2017 (the “Annual Report”).

The Company is filing this Amendment No. 1 solely for the purpose of including the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Annual Report in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Annual Report. As of the date of this Amendment No. 1, the Company does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the Company is filing this Amendment No. 1 to include such omitted information as part of the Annual Report.

The references on the cover of the Annual Report to the incorporation by reference to certain portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders into Part III of the Annual Report are hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report and Part IV, Item 15 of the Annual Report are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures in the Annual Report. Other than as specifically stated herein, this Amendment No. 1 continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

Our business affairs are managed under the direction of our board of directors, which is currently composed of seven members. Our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring.

The following table sets forth the names, ages as of May 1, 2017, and certain other information for each of our directors:

Name	Class	Age	Position	Director Since	Current Term Expires
Michael D. Goldberg (1)(2)(3)*	III	59	Director, Chairman of the Board	2011	2017
Peter Maag	III	50	President, Chief Executive Officer, and Director	2012	2017
George W. Bickerstaff, III +	I	61	Director	2014	2018
Ralph Snyderman (3)(4)	I	77	Director	2005	2018
Fred E. Cohen (2)(4)†	II	60	Director	2003	2019
William A. Hagstrom (1)(2)‡	II	60	Director	2015	2019
Douglas Miller (1)#	II	59	Director	2016	2019

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.
(4)	Member of our Science and Technology Committee.
*	Mr. Goldberg was appointed to the Nominating and Corporate Governance Committee on June 16, 2016.
+	Mr. Bickerstaff served on the Audit Committee until April 14, 2016.
†	Dr. Cohen served on the Audit Committee until July 14, 2016.
‡	Mr. Hagstrom was appointed to the Compensation Committee on June 16, 2016.
#	Mr. Miller was appointed to our board of directors and the Audit Committee on July 14, 2016.

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

Peter Maag, Ph.D. has served as our President and Chief Executive Officer since October 2012 and as a member of our board of directors since November 2012. Prior to joining the Company, Dr. Maag held numerous positions with increasing responsibility at Novartis International AG, a global healthcare company from September 2001 to April 2012, including Global Head of Novartis

Diagnostics from 2009 to 2012, a business unit of Novartis A.G. Dr. Maag also served as Country President for Novartis Pharma AG in Germany from 2006 to 2008, Country President for Novartis’ Korea operations from 2003 to 2005, and the Head of Strategy for the pharmaceutical division of Novartis A.G. from 2001 to 2002. Dr. Maag also worked at McKinsey & Company, focusing on healthcare and globalization from 1995 to 2001. Dr. Maag also serves on the board of directors at Phoenix Pharmahandel GmbH & Co KG, Molecular MD and the Personalized Medicine Coalition. Dr. Maag studied pharmaceutical sciences at the University of Heidelberg and University of London and received his Ph.D. from the University of Berlin, Germany. Our board of directors has concluded that Dr. Maag should serve on our board of directors due to his position as President and Chief Executive Officer of the Company as well as his extensive experience in the pharmaceuticals and life sciences industries.

George W. Bickerstaff, III has served as a member of our board of directors since April 2014. Mr. Bickerstaff is currently the Managing Director of M.M. Dillon & Co., LLC, an investment banking firm, which he joined in 2005. Prior to joining M.M. Dillon & Co., LLC, Mr. Bickerstaff held various positions with Novartis International AG, a global leader in pharmaceuticals and consumer health, including Chief Financial Officer of Novartis Pharma AG from October 2000 to May 2005. From December 1999 to September 2000, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Workscape, Inc., a provider of employee-related information services. From July 1998 to December 1999, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Uniscribe Professional Services, Inc., a nationwide provider of paper and technology-based document management solutions. From January 1998 to June 1998, Mr. Bickerstaff served as Executive Vice President and Chief Financial Officer of Intellisource Group, Inc., a provider of information technology solutions to the federal, state and local governments and utility markets. From July 1997 to December 1997, Mr. Bickerstaff served as Vice President of Finance of Cognizant Corporation, a global business information services company. From January 1990 to June 1997, Mr. Bickerstaff served in various senior finance roles, including Chief Financial Officer of IMS Healthcare, a global business information services company in the healthcare and pharmaceutical industries. Prior to that, Mr. Bickerstaff held various finance, audit and engineering positions with the Dun & Bradstreet Corporation from 1985 to 1989 and General Electric Company from 1978 to 1985. Mr. Bickerstaff currently serves on the board of directors of Inovio Pharmaceuticals, Inc. and Cardax, Inc., and recently served on the board of directors of Viventia Biotechnologies, Inc. until its sale in October of 2016 and on the board of directors of Ariad Pharmaceuticals, Inc. until its sale in February 2017. Mr. Bickerstaff’s non-profit activities include serving on the board of directors of the International Vaccine Institute, the International Centre for Missing and Exploited Children and the Center for Disease Dynamics, Economics & Policy. Mr. Bickerstaff received a Bachelor of Science degree in engineering and a Bachelor of Arts degree in business administration from Rutgers University in 1978. Our board of directors has concluded that Mr. Bickerstaff possesses specific attributes that qualify him to serve as a member of our board of directors, including his substantial financial experience in the healthcare industry and substantial experience with organ transplant markets.

Ralph Snyderman, M.D. has served as a member of our board of directors since May 2005. Dr. Snyderman has held the position of Chancellor Emeritus and James B. Duke Professor of Medicine at Duke University since July 2004. From January 1989 to June 2004, he served as Chancellor for Health Affairs at the Duke University School of Medicine and was the founding CEO and President of the Duke University Health System. From January 2006 to November 2009, he consulted for New Enterprise Associates, a venture capital firm, as a venture partner. He previously served on the boards of directors of The Procter and Gamble Company, Pharmaceutical Product Development, LLC, or PPD, Trevena, Inc., Crescendo Bioscience, Inc. and Targacept, Inc. He currently serves on the boards of Press Ganey Associates, Inc., Liquida Technologies, Inc., Linus Oncology, SenGenix, Argos Therapeutics, Essential Health Solutions, and Purdue Pharma L.P. Dr. Snyderman is a member of the Association of American Physicians, where he served as president from 2003 to 2004, the Association of American Medical Colleges, where he served as chair from 2001 to 2002, the Institute of Medicine and the American Academy of Arts and Sciences. Dr. Snyderman holds a B.S. in Pre-Medical Studies from Washington College, an M.D. from the State University of New York, Downstate Medical Center, and completed an internship and residency in medicine at Duke University. Our board of directors has concluded that Dr. Snyderman possess specific attributes that qualify him to serve as a member of our board of directors, including his strong background in personalized medicine and broad experience in the healthcare industry.

Fred E. Cohen, M.D., D. Phil, F.A.C.P., has served as a member of our board of directors since January 2003. Dr. Cohen is a Partner and Managing Director at TPG Capital, or TPG, a private equity investment firm, which he joined in 2001, and serves as co-head of TPG’s biotechnology group. Dr. Cohen is also a former member of the faculty at the University of California, San Francisco, where he taught and conducted research from 1988 through 2014. Dr. Cohen serves as a director of the following public companies: Genomic Health Inc., a company focused on providing actionable genomic health information; Five Prime Therapeutics, Inc., a clinic-stage biotechnology company focused on discovering and developing novel protein therapeutics; Veracyte, Inc., a diagnostics company in the field of molecular cytology; Tandem Diabetes Care, Inc., a medical device company that designs, develops and commercializes products for people with insulin-dependent diabetes; BioCryst Pharmaceuticals, Inc., a pharmaceutical company focused on the development of novel small molecule drugs that block key enzymes involved in infectious and rare diseases; Roka BioScience, Inc., a food safety diagnostics business; Rapid Micro Biosystems, Inc.; and Progyny, Inc.. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. Dr. Cohen holds a Bachelor of Science degree in Molecular Biophysics and Biochemistry from Yale University, a D.Phil. in Molecular Biophysics from Oxford University, where he was a Rhodes Scholar, and an M.D. from Stanford University. Our board of directors has concluded that Dr. Cohen possesses specific attributes that qualify him to serve as a member of our board of directors, including his significant leadership experience in the medical and finance fields, his background as an M.D. and a venture capitalist, his extensive technical expertise relevant to our business, and his service as an investor in and director of numerous life sciences and healthcare companies.

William A. Hagstrom has served as a member of our board of directors since March 2015. Since 2014, Mr. Hagstrom has served as the founder and CEO of Octave Bioscience, an early stage molecular diagnostics company focused on neurodegenerative diseases and conditions. Since June 2016, Mr. Hagstrom has served on the board of directors of Genalyte, Inc. In 2007, Mr. Hagstrom secured financing for Crescendo Bioscience, a specialty diagnostics company focused on autoimmune and inflammatory diseases managed by rheumatologists. Serving as president and chief executive officer, he led the development of the company’s product pipeline, operations infrastructure and commercial strategy. In 2014, Crescendo Bioscience was acquired by Myriad Genetics as a wholly owned subsidiary. Prior to founding Crescendo Bioscience, Mr. Hagstrom was president of Alpha BioPartners, a strategic consulting firm for early stage biotechnology companies. While at Alpha BioPartners, Mr. Hagstrom co-founded Biolytx Pharmaceuticals and Altheus Therapeutics. Mr. Hagstrom also served as interim CEO of Selexys Pharmaceuticals and Inoveon. Prior to this he was Chairman and CEO of UroCor, a specialty diagnostics company focused on urological cancers and complex diseases. Under Mr. Hagstrom’s leadership, the company was an Inc. 500 company from 1992 through 1995, before becoming public in 1996. Previously, Mr. Hagstrom held executive positions at some of the largest multinational healthcare companies in the world, including Becton Dickinson, American Hospital Supply and Baxter International, where he served as vice president of the company’s billion-dollar scientific products division. Mr. Hagstrom has served on a variety of Boards over the last 15 years, including Prometheus Laboratories. Mr. Hagstrom received a BS degree in business management from Bob Jones University. Our board has concluded that Mr. Hagstrom possesses specific attributes that would qualify him to serve as a member of our board of directors, including his management experience in building and growing specialty diagnostics companies, launching new products and integrating high value informatics into clinical paradigms.

Douglas Miller has served as a member of our board of directors since July 2016. Mr. Miller has been a member of the board of directors of Telenav, Inc., a publicly held supplier of location-based platform services, since July 2015, and serves as a member of its audit committee and the compensation committee. Prior to that, from May 2013 to June 2015, Mr. Miller served as a member of the board of directors and as chairman of the audit committee of Procera Networks, a policy enforcement solutions company. Mr. Miller also served as the Chief Financial Officer of Telenav, Inc. from May 2006 to June 2012, and helped lead the company’s May 2010 IPO. From July 2005 to May 2006, Mr. Miller served as vice president and Chief Financial Officer of Longboard, Inc., a privately held provider of telecommunications software. From October 1998 to July 2005, Mr. Miller held various management positions, including senior vice president of finance and Chief Financial Officer, at Synplicity, Inc., a publicly traded electronic design automation company, and helped lead the company’s IPO in 2000 before later being acquired by Synopsys, Inc. Prior to that time, Mr. Miller also served as Chief Financial Officer of 3DLabs, Inc., a publicly held graphics semiconductor company, and as a partner at Ernst & Young LLP, a professional services organization. Mr. Miller is a certified public accountant (inactive). He holds a B.S.C. in Accounting from Santa Clara University. Our board has concluded Mr. Miller’s years of experience as a chief financial officer for multiple companies in the high technology industry, and his experience in the finance and accounting fields, give him the qualifications and skills to serve as our director and as chair of our Audit Committee.

Legal Proceedings with Directors

There are no legal proceedings related to any of the directors which require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Agreements with Directors

None of the directors was selected pursuant to any arrangement or understanding, other than compensation arrangements in the ordinary course of business.

Audit Committee; Financial Expert

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee is currently comprised of Douglas Miller, Michael D. Goldberg and William A. Hagstrom, each of whom is a non-employee member of our board of directors. Mr. Miller serves as the current chair of our Audit Committee. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC, including Rule 10A-3 under the Exchange Act and the NASDAQ Rules. Our board has determined that Mr. Miller qualifies as an “audit committee financial expert” as defined by the applicable SEC rules and satisfies the financial sophistication requirements of the NASDAQ Rules. This designation does not impose on Mr. Miller any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on our website at www.caredx.com in the Corporate Governance section of our Investor Relations webpage. We intend to post any amendments to our Code of Business Conduct and Ethics, and any waivers of our Code of Business Conduct and Ethics for directors and executive officers, on the same website.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our board of directors from those that were described in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders that was filed with the SEC on May 5, 2016.

EXECUTIVE OFFICERS

The following table identifies certain information about our executive officers as of May 1, 2017. Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Peter Maag, Ph.D.	50	President, Chief Executive Officer, and Director
Michael Bell	48	Chief Financial Officer
Anders Karlsson	53	Chief International Business Officer
Mitchell J. Nelles, Ph.D.	64	Chief Operating Officer
John J. Sninsky, Ph.D.	67	Chief Scientific Officer
Todd Whitson	47	Chief Commercial Officer
James P. Yee, MD, Ph.D.	67	Chief Medical Officer

Peter Maag, Ph.D. For a brief biography of Dr. Maag, please see “BOARD OF DIRECTORS” above.

Michael Bell commenced serving as our Chief Financial Officer in April 2017. He has over 20 years of international finance and accounting experience. From January 2016 to March 2017, Mr. Bell served as the Chief Financial Officer of Metabiota, Inc., a San Francisco-based company that develops and sells risk analytics products focused on infectious disease. From May 2012 to January 2016, he served as the Chief Financial Officer of Singulex, Inc., a clinical diagnostics company. Prior to that, Mr. Bell held leadership and executive positions within Novartis, including with Novartis Diagnostics, a global provider of blood screening solutions, where he served as Chief Financial Officer from 2011 to 2012, and Senior Director, Global Head of Finance from 2008 to 2011. Mr. Bell also previously worked for several years in public accounting with both Ernst & Young LLP and Deloitte, UK. He holds a Bachelor of Science degree in Mathematics with Computing from the University of Leicester in the United Kingdom, and is a Fellow of the Institute of Chartered Accountants in England & Wales.

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

Legal Proceedings with Executive Officers

There are no legal proceedings related to any of the executive officers which require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

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

SEC regulations require us to identify in this proxy statement anyone who failed to file a timely required report during the most recent fiscal year. Based solely upon our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2016, all Section 16(a) filing requirements were satisfied on a timely basis except for one Form 4 for Peter Maag, one Form 4 for Mitchell J. Nelles, Ph.D. and one Form 4 for Todd Whitson, each of which were due on September 28, 2016 but were inadvertently filed late on October 4, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Our named executive officers for 2016, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

•	Peter Maag, our President and Chief Executive Officer;

•	Mitchell J. Nelles, our Chief Operating Officer; and

•	James P. Yee, our Chief Medical Officer.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)	Total ($)
Peter Maag, President and Chief Executive Officer	2016	450,000	111,988	135,341	185,625	—	882,954
	2015	438,490	162,250	216,848	185,625	3,846	1,007,059
Mitchell J. Nelles, Chief Operating Officer	2016	325,000	57,970	70,059	97,500	—	550,529
James P. Yee, Chief Medical Officer	2016	376,620	57,970	86,745	112,986	—	634,320

(1)	In accordance with the SEC guidance, compensation information for Dr. Nelles and Dr. Yee for fiscal year 2015 has not been included in this table because neither Dr. Nelles nor Dr. Yee was a named executive officer for fiscal year 2015.
(2)	The amounts in this column represent the fair value of the award computed as of the grant date of each stock award computed as of the grant date of each option award in accordance with FASB ASC Topic 718. Our assumptions with respect to the calculation of these values are set forth in Note 13 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)	The amounts in this column represent the aggregate fair value of the award computed as of the grant date of each option award in accordance with FASB ASC Topic 718. Our assumptions with respect to the calculation of these values are set forth in Note 13 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4)	Represents amounts paid as a discretionary bonus to our executive officers, including our named executive officers, for their performance in 2016 as compared against the performance goals set in accordance with our Executive Incentive Compensation Plan.

Non-Equity Incentive Plan Compensation

Each of our named executive officers is eligible for cash annual incentive payments. For 2016, Dr. Maag had a target annual incentive of up to 55% of his base salary, as contractually set forth in his Chief Executive Employment Agreement described below. Dr. Nelles was eligible for a target annual incentive of 40% of his base salary, and Dr. Yee was eligible for a target annual incentive of 40% of his base salary.

Payment of an incentive is based on our performance against certain key performance indicators. For 2016, our key performance indicators included patients served, our profits, our partnering relationships, our pipeline, and our performance culture. We measure our actual performance against our budgeted goals, and then determine an incentive payout. For fiscal year 2016, all of our executive officers were awarded 75% of the target annual bonus amounts.

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

Mitchell J. Nelles

We entered into an offer letter with Mitchell J. Nelles, dated November 21, 2006, under which Dr. Nelles was initially employed as our Vice President, R&D/Tech Ops. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. Effective, January 2012, Dr. Nelles was promoted and has since served as our Chief Operating Officer. Dr. Nelles’ current annual base salary is $325,000, and he is currently eligible for a target annual bonus of up to 40% of his base salary.

James P. Yee

We entered into an offer letter with Dr. Yee, dated July 31, 2006, under which Dr. Yee serves as our Chief Medical Officer. The agreement provides for “at-will” employment and sets forth certain agreed upon terms and conditions of employment. During fiscal year 2016, Dr. Yee’s annual base salary was $376,000, which was increased to $385,000 effective April 1, 2017. He is currently eligible for a target annual bonus of up to 40% of his base salary.

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

Mitchell J. Nelles

Pursuant to Dr. Nelles’ Change of Control and Severance Agreement, dated June 30, 2014, if within two months prior to, or twelve months following a change of control, we or our successor terminate Dr. Nelles’ employment without cause, Dr. Nelles will be entitled to (a) twelve months’ severance, (b) acceleration of vesting equal to 100% of any unvested options, (c) a lump sum payment equal to Dr. Nelles’ annual bonus and (d) twelve months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Nelles becomes covered under a similar plan of a new employer. Pursuant to the agreement, if we or a successor terminate Dr. Nelles’ employment without cause and such termination occurs outside of a change of control event, Dr. Nelles will be entitled to (a) six months’ severance, and (b) six months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Nelles becomes covered under a similar plan of a new employer.

James P. Yee

Pursuant to Dr. Yee’s Change of Control and Severance Agreement, dated May 1, 2014, if within two months prior to, or twelve months following a change of control, we or our successor terminate Dr. Yee’s employment without cause, Dr. Yee will be entitled to (a) twelve months’ severance, (b) acceleration of vesting equal to 100% of any unvested options, (c) a lump sum payment equal to Dr. Yee’s annual bonus and (d) twelve months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Yee becomes covered under a similar plan of a new employer. Pursuant to the agreement, if we or a successor terminate Dr. Yee’s employment without cause and such termination occurs outside of a change of control event, Dr. Yee will be entitled to (a) six months’ severance, and (b) six months of continued benefits, provided, that such reimbursement will cease on the date that Dr. Yee becomes covered under a similar plan of a new employer.

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

401(k) Plan

Our retirement plan, which we refer to as the 401(k) plan, is qualified under Section 401 of the Internal Revenue Code. Eligible employees, including all of our full-time employees, may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. Matching contributions may be made to the 401(k) plan at the discretion of our board. To date, we have not made any matching contributions to the 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning equity awards held by our executive officers, including each of our named executive officers, as of December 31, 2016.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Peter Maag	10/17/2012		189,938	—	0.548	10/17/2022	—	—
	4/8/2014	(1)	113,868	—	12.3985	4/8/2024	—	—
	3/6/2015	(2)	38,333	41,667	6.4900	3/6/2025	—	—
	1/22/2016	(3)	—	63,750	5.27	1/22/2026	—	—
	3/6/2015	(4)	—	—	—	—	18,750	50,625
	1/22/2016	(5)	—	—	—	—	21,250	57,375
Mitchell J. Nelles	5/15/2009		10,948	—	3.3565	9/27/2017	—	—
	4/8/2010		3,649	—	3.699	4/8/2020	—	—
	4/8/2014	(1)	14,598	—	12.3985	4/7/2024	—	—
	3/6/2015	(2)	16,771	18,229	6.4900	3/6/2025	—	—
	1/22/2016	(3)	—	33,000	5.27	1/22/2026	—	—
	3/6/2015	(6)	—	—	—	—	7,500	20,250
	1/22/2016	(5)	—	—	—	—	11,000	29,700
James P. Yee	5/15/2009		29,197	—	3.3565	9/27/2017	—	—
	4/8/2010		3,649	—	3.699	4/8/2020	—	—
	8/27/2010		3,649	—	3.973	8/27/2020	—	—
	4/8/2014	(1)	21,987	—	12.3985	4/7/2024	—	—
	3/6/2015	(2)	16,771	18,229	6.4900	3/6/2025	—	—
	1/22/2016	(3)	—	33,000	5.27	1/22/2026	—	—
	10/28/2016	(7)	—	10,000	3.67	10/28/2026	—	—
	3/6/2015	(6)	—	—	—	—	7,500	20,250
	1/22/2016	(5)	—	—	—	—	11,000	29,700

(1)	This stock option is subject to an early exercise provision and is immediately exercisable. One quarter of the total shares vested on the one year anniversary of April 7, 2015, and, thereafter, 1/48th of the total shares vest in equal monthly installments, subject to executive’s continued employment on each applicable vesting date.
(2)	One quarter of the total shares vested on January 21, 2016, and, thereafter, 1/48th of the shares subject to the option vest each month thereafter, subject to executive’s continued employment on each applicable vesting date.
(3)	One quarter of the total shares will vest on January 22, 2016, and, thereafter, 1/48th of the shares subject to the option vest each month thereafter, subject to executive’s continued employment on each applicable vesting date.
(4)	6,250 of the shares subject to this restricted stock unit award will vest on each of January 21, 2017, January 21, 2018 and January 21, 2019.
(5)	Full grant amount is unvested as of December 31, 2016. One quarter of the total shares vest on each one year anniversary of the grant date, subject to executive’s continued employment on each applicable vesting date.
(6)	2,500 of the shares subject to this restricted stock unit award will vest on each of January 21, 2017, January 21, 2018 and January 21, 2019.
(7)	One half of the total shares will vest on September 29, 2017, and, thereafter, 1/72nd of the shares subject to the option vest each month thereafter, subject to executive’s continued employment on each applicable vesting date.

Hedging and Pledging Policies

Our insider trading policy prohibits our directors, officers (including our executive officers), employees and agents, as well as their immediate family members, from engaging in short sales of our securities and from engaging in transactions in publicly-traded options and other derivative securities with respect to our securities. This prohibition extends to any hedging or similar transactions designed to decrease the risks associated with holding our securities. Our insider trading policy also prohibits certain individuals, including our directors and executive officers, from pledging our securities as collateral for loans.

DIRECTOR COMPENSATION

Directors who are employees do not receive any additional compensation for their service on our board of directors. We reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board of directors and committee meetings. In 2016, certain of our non-employee directors received cash compensation and options to purchase shares of our common stock pursuant to our 2014 Equity Incentive Plan as set forth below.

Our non-employee directors received an annual retainer of $30,000 for their service on our board of directors and any committee thereof. Members of our audit committee, compensation committee, nominating and corporate governance committee, and science and technology committee, other than the chair of each such committee, received an additional annual retainer of $10,000, $6,000, $4,000 and $5,000, respectively. The chair of our audit committee, compensation committee, nominating and corporate governance, and science and technology committee each received an additional annual retainer of $20,000, $12,000, $8,000 and $10,000, respectively. Additionally, the individual acting as Chairman of the Board received an additional annual retainer of $65,000. All annual retainers were paid quarterly and pro-rated for partial service in any year. Two-thirds of each non-employee director’s retainer was paid in the form of common stock of the Company, the remaining one-third was paid in cash. At the individual’s election each quarter, each non-employee director was permitted to elect to receive 100% of their retainer in the form of common stock of the Company. Effective March 31, 2017, our non-employee directors are entitled to elect the ratio of shares of common stock of the Company to cash issuable or payable to the non-employee director for the payment of the annual retainers.

We will also continue to reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board of directors and committee meetings in accordance with our travel policy.

In addition, nondiscretionary, automatic grants of nonstatutory stock options will be made to our non-employee directors. Any non-employee director who first joins our board of directors will be automatically granted an initial stock option to purchase 30,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and an award of 10,000 restricted stock units (“RSUs”). Each of these options will vest and become exercisable in equal monthly installments beginning with the first monthly anniversary after the grant date over the following three years, and each of these RSUs will vest in three equal, annual installments beginning with the first annual anniversary after the grant. On the first business day after each annual meeting of our stockholders, each non-employee director who continues to serve on our board of directors will be automatically granted an option to purchase an additional 15,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant and an award of 5,000 RSUs. Each of these options will vest and become exercisable in equal monthly installments beginning with the first monthly anniversary after the grant date over the following one year, and each of these RSUs will vest in one installment on the one year anniversary of the grant date. The vesting of the options and the RSUs described above will accelerate in full upon a “change in control” as defined in our 2014 Equity Incentive Plan.

The following table sets forth the compensation accrued or paid by us to our non-employee directors during the year ended December 31, 2016, for service on our board of directors and its committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Option Awards ($) (3)(4)	Total ($)
Michael D. Goldberg	—	137,175	31,648	168,823
George W. Bickerstaff, III	16,204	52,527	31,648	100,379
Brook Byers(5)	—	34,475	—	34,475
Fred E. Cohen	—	68,674	31,648	100,322
William A. Hagstrom	7,670	62,526	31,648	101,844
Douglas Miller(6)	7,731	55,820	66,000	129,551
Ralph Snyderman	—	66,964	31,648	98,612

(1)	The amounts in this column represent the fair value of common stock granted in lieu of cash retainers pursuant to our outside director compensation plan. Amounts represent the aggregate fair value of the stock awards computed as of the grant date of each stock award in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Our assumptions with respect to the calculation of these values are set forth in Note 13 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	As of December 31, 2016, each of our non-employee directors held the following number of RSUs: Mr. Goldberg: 5,000; Mr. Bickerstaff: 5,000; Dr. Cohen: 5,000; Mr. Hagstrom: 5,000; Mr. Miller: 10,000 and Dr. Snyderman: 5,000.
(3)	Amounts represent the aggregate fair value of the option awards computed as of the grant date of each option award in accordance with FASB ASC Topic 718. Our assumptions with respect to the calculation of these values are set forth in Note 13 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There can be no assurance that option awards will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the fair value as computed in accordance with FASB ASC Topic 718.
(4)	As of December 31, 2016, each of our non-employee directors held options to purchase the following number of shares of common stock: Mr. Goldberg: 151,421; Mr. Bickerstaff: 36,458; Dr. Cohen: 36,458; Mr. Hagstrom: 31,203; Mr. Miller: 30,000 and Dr. Snyderman: 51,056.

(5)	Mr. Byers’ service on our board of directors ceased on June 16, 2016.
(6)	Mr. Miller was appointed to our board of directors on July 14, 2016.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION;

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required by Item 407(e)(4) of Regulation S-K.

COMPENSATION COMMITTEE REPORT

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required by Item 407(e)(5) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2017 for:

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

We have based our calculation of the percentage of beneficial ownership on 21,358,292 shares of our common stock outstanding as of March 31, 2017. We have deemed shares of our common stock subject to warrants or stock options that are currently exercisable or exercisable within 60 days of March 31, 2017, or issuable pursuant to restricted stock units that are subject to vesting conditions expected to occur within 60 days of March 31, 2017, to be outstanding and to be beneficially owned by the person holding the warrants, stock option or restricted stock units for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o CareDx, Inc., 3260 Bayshore Blvd., Brisbane, CA 94005.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with Gagnon Securities LLC (1)	3,844,901	18.0%
James D. Dondero (2)	2,178,931	9.9%
Midroc Invest AB (3)	1,918,042	8.8%
FastPartner AB (4)	1,706,812	7.9%
Paragon Associates and Paragon Associates II Joint Venture (5)	1,683,800	7.8%
Townsend Group Investments, Inc. (6)	1,210,816	5.7%
Merckle International GmbH (7)	1,118,830	5.2%
Directors and Named Executive Officers:
Peter Maag (8)	406,441	1.9%
Mitchell J. Nelles (9)	107,293	* %
James P. Yee (10)	107,139	* %
George W. Bickerstaff, III (11)	48,074	* %
Fred E. Cohen (12)	52,026	* %
Michael D. Goldberg (13)	205,006	1.0%
William A. Hagstrom (14)	38,501	* %
Douglas Miller (15)	12,290	* %
Ralph Snyderman (16)	80,017	* %
All current directors and executive officers as a group (13 persons) (17)	1,146,245	5.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

(1)	Based on information reported on a Schedule 13G/A filed with the SEC on February 14, 2017, this consists of (i) 414,122 shares of common stock over which Neil Gagnon has sole voting and dispositive power, and (ii) 3,430,779 shares of common stock over which Mr. Gagnon has shared dispositive power. Mr. Gagnon is the managing member and principal owner of Gagnon Securities LLC (“GS”), an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a registered broker-dealer, in its role as investment manager to several customer accounts, foundations, partnerships and trusts (collectively, the “Accounts”) to which it furnishes investment advice. Mr. Gagnon and GS may be deemed to share voting power with respect to 1,994,022 shares of the Issuer’s common stock held in the Accounts and dispositive power with respect to 2,190,442 shares of the Issuer’s common stock held in the Accounts. Mr. Gagnon is also the Chief Executive Officer of Gagnon Advisors, LLC (“Gagnon Advisors”), an investment adviser registered with the SEC under the Advisers Act. Mr. Gagnon and Gagnon Advisors, in its role as investment manager to Gagnon Investment Associates, LLC (“GIA”), a private investment fund, may be deemed to share voting and dispositive power with respect to the 1,090,212 shares of common stock held by GIA. The address for each of these stockholders is 1370 Ave. of the Americas, Suite 2400, New York, NY 10019.
(2)	Based on information contained in a Schedule 13G filed with the SEC on February 10, 2017, this consists of: (i) 1,615,024 shares of common stock, and (ii) 563,907 shares of common stock issuable upon exercise of warrants. Mr. Dondero may be deemed the beneficial owner of the 1,615,024 shares of common stock and 563,907 shares of common stock issuable upon exercise of warrants held by Highland Long/Short Healthcare Fund, a series of Highland Funds I, a Delaware statutory trust and certain other private funds and managed accounts ultimately advised by Mr. Dondero. The address for this stockholder is 300 Crescent Court, Suite 700, Dallas, Texas 75201.
(3)	Based on information contained in a Schedule 13G filed with the SEC on March 30, 2017, this consists of (i) 1,490,974 shares of common stock, and (ii) 427,068 shares of common stock issuable upon exercise of warrants. The address of Midroc Invest AB is P.O. Box 3002, SE-169 03 Solna, Sweden.
(4)	Based on information reported on a Schedule 13G filed with the SEC on March 30, 2017, this consists of (i) 1,326,862 shares of common stock, and (ii) 379,950 shares of common stock issuable upon exercise of warrants. The address of FastPartner AB is Box 556 25, 102 14 Stockholm, Sweden.
(5)	Based on information reported on a Schedule 13D/A filed with the SEC on September 23, 2016, this consists of (i) 1,473,800 shares of common stock, and (ii) 210,000 shares of common stock issuable upon exercise of warrants held by Paragon Associates and Paragon Associates II Joint Venture (“Paragon JV”). The common stock was purchased by Bradbury Dyer III (“Mr. Dyer”) for the account of Paragon JV on behalf of Paragon Associates, Ltd. (“Paragon”), Paragon Associates II, Ltd. (“Paragon II”), and Paragon Associates III, Ltd. (“Paragon III”). Paragon JV Partners, LLC (“Paragon GP”) serves as the general partner of each of Paragon, Paragon II and Paragon III, Ltd., and as the investment advisor of Paragon JV and may direct the vote and disposition of the 1,683,800 shares of common stock (including the 210,000 shares of common stock issuable upon exercise of warrants) held by Paragon JV. As the sole and managing member of Paragon GP, Mr. Dyer may direct Paragon GP to direct, and, as the authorized agent to Paragon JV, may direct the vote and disposition of the 1,683,800 shares of common stock (including the 210,000 shares of common stock issuable upon exercise of warrants) held by Paragon JV. The address for each of these stockholders is 500 Crescent Court, Suite 260, Dallas, Texas 75201.
(6)	Based on information contained in a Schedule 13G filed with the SEC on February 7, 2017, this stockholder has shared voting and dispositive power with respect to an aggregate of 1,210,816 shares of common stock in its capacity as an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. The address for this stockholder is 22601 Pacific Coast Highway, Suite 200, Malibu CA 90265.
(7)	Based on information contained in a Schedule 13D/A filed with the SEC on June 24, 2016, this consists of (i) 969,220 shares of common stock, and (ii) 149,610 shares of common stock issuable upon exercise of warrants. The address for this stockholder is Nicolaus Otto Straße 25, 89079 Ulm, Germany.
(8)	Represents 60,813 shares of common stock held by Dr. Maag and 345,628 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(9)	Represents 50,027 shares of common stock held by Dr. Nelles and 57,266 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(10)	Represents 22,348 shares of common stock held by Dr. Yee and 84,791 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(11)	Represents 13,678 shares of common stock held by Mr. Bickerstaff and 34,396 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(12)	Represents 17,630 shares of common stock held by Dr. Cohen and 34,396 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(13)	Represents 69,715 shares of common stock held by Mr. Goldberg and 135,291 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.

(14)	Represents 12,401 shares of common stock held by Mr. Hagstrom and 26,100 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(15)	Represents 3,957 shares of common stock held by Mr. Miller and 8,333 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(16)	Represents 31,023 shares of common stock held by Dr. Snyderman and 48,994 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2017.
(17)	Comprised of shares included under “Directors and Named Executive Officers”, 15,750 shares of common stock owned directly by our other executive officers and options to purchase an aggregate of 73,708 shares of common stock held by our other executive officers that are immediately exercisable or exercisable within 60 days of March 31, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(2)	1,792,286	$6.15	365,074
Equity compensation plans not approved by stockholders	—	—	—
Total:	1,792,286	N/A	365,074

(1)	The weighted average exercise price is calculated based solely on outstanding stock options and warrants.
(2)	Includes the following plans: CareDx, Inc. 1998 Equity Incentive Plan, CareDx, Inc. 2008 Equity Incentive Plan, ImmuMetrix 2013 Equity Incentive Plan, the 2014 Plan and CareDx, Inc. 2014 Employee Stock Purchase Plan (“ESPP”). Our 2014 Plan provides that on the first day of each fiscal year beginning in 2015, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 357,075 shares of common stock, (ii) four percent (4.0%) of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as may be determined by our board of directors. Our ESPP provides that on the first day of each fiscal year beginning in 2015, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 133,900 shares of common stock, (ii) one and one-half percent (1.5%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as may be determined by our board of directors. On January 1, 2017, the number of shares available for issuance under our 2014 Plan and our ESPP increased by 357,075 shares and 133,900 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PERSON TRANSACTIONS

The following is a description of transactions or series of transactions since January 1, 2016, or any currently proposed transaction, to which we were or are to be a participant in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under Part III, Item 11 of this Annual Report on Form 10-K.

Financial Advisors and Placement Agents Agreements

We entered into financial advisors and placement agents agreements (the “Agreements”) with M.M. Dillon & Co., LLC (“MMD”), an investment banking firm, Brookline Group LLC (“Brookline”), a consulting firm, and Leerink Partners LLC (collectively, the “Advisors”) to act as our lead financial advisors and placement agents in connection with a private equity placement of Common Stock (the “Private Placement”) and the execution of any such Private Placement that we may choose to pursue. George W. Bickerstaff, III, a member of our board of directors, is the managing director of MMD. Mr. Bickerstaff did not receive any of the compensation paid to MMD in connection with the Agreements or the Private Placement.

On April 12, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors named therein and the Private Placement was consummated on April 14, 2016. In connection with the consummation of the Private Placement, we agreed to pay MMD and Brookline a placement fee (the “Placement Fee”) in cash equal to three and one-half percent (3.5%) of the aggregate gross proceeds from securities sold in the Private Placement, including (i) proceeds funded under a financing commitment arranged in the Private Placement and (ii) any follow-on investment by the new investor(s) for a period of three (3) months following the closing of the Private Placement. The Placement Fee was to be reduced by fifty percent (50%) for any funds received from our or Allenex AB’s then-current major stockholders. Pursuant to the Agreements, we paid the Advisors an aggregate of $1,093,573.

Pursuant to the Agreements, each of MMD and Brookline received warrants (the “Placement Agent Warrants”) to purchase an aggregate of 100,000 shares of our stock. The Placement Agent Warrants have an exercise price equal to $3.99 and contain terms customarily included in warrants of similar type. We agreed to bear all expenses in connection with the Advisors’ services to be provided under the Agreements, including and without limitation, certain out-of-pocket expenses incurred by Advisors and their counsel, counsel and accounting fees, and roadshow expenses, if any.

We believe that we entered into the transaction described above on terms no less favorable to us than we could have obtained from an unaffiliated third party.

Private Investment in Public Equity Financings

On April 12, 2016, we entered into the Purchase Agreement in connection with the sale and issuance of units (“Units”) in the Private Placement, each comprised of common stock, preferred stock and warrants, to certain private investors, including our 5% stockholders and persons or entities associated with them. Specifically, each Unit is comprised of: (i) one share of our common stock, par value $0.001 per share (the “Common Stock”); (ii) five shares of our Series A Mandatorily Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred”); and (iii) three warrants (the “Common Warrants”), each to purchase one share of Common Stock upon exercise of such Common Warrants, at a purchase price of $23.94 per Unit (the equivalent of $3.99 per share of Common Stock, assuming conversion of the Series A Preferred).

The following table summarizes the purchases on April 14, 2016 of our securities by our 5% stockholders:

Stockholder	Aggregate number of common shares purchased	Aggregate number of preferred shares purchased	Aggregate number of warrant shares purchased	Aggregate number of Units purchased	Aggregate purchase price ($)
Persons and Entities affiliated with Gagnon Securities LLC(1)	102,106	510,530	306,318	102,106	$2,444,17.64
Paragon Associates and Paragon Associates II Joint Venture	70,000	350,000	210,000	70,000	$1,675,800.00
Entities affiliated with Industry Ventures Healthcare, LLC(2)	62,656	313,280	187,968	62,656	$1,499,984.64

(1)	The purchasers were (a) Darwin Partnership, which purchased an aggregate value of $10,7179.38, (b) Gagnon Family Partnership, which purchased an aggregate value of $115,318.98, (c) Neil Gagnon, who purchased an aggregate value of $432,547.92, (d) Lois Gagnon, who purchased an aggregate value of $307,006.56, (e) Gagnon Investment Associates Master Fund, which purchased an aggregate value of $1,099,229.04, (f) Gagnon Securities LLC P/S Plan, which purchased an aggregate value of $9,360.54, (g) Henry Beinstein, who purchased an aggregate value of $124,990.74, (h) each of Debra Beinstein, David Beinstein and Stanley Beinstein, who purchased an aggregate value of $49,986.72, respectively, (i) Brian Gagnon, who purchased an aggregate value of $45,055.08, (j) Gagnon Securities Profit Sharing Plan, which purchased an aggregate value of $28,799.82 and (k) Henry Beinstein & Phyllis Beinstein JTWROS, which purchased an aggregate value of $24,969.42.
(2)	The purchaser was Industry Ventures Management VII, LLC, the sole Manager of Industry Ventures Healthcare, LLC.

We entered into a voting agreement (the “Voting Agreement”) with certain stockholders (the “Stockholders”) representing a majority of our outstanding Common Stock, pursuant to which each Stockholder agreed to vote certain of its shares of Common Stock in favor of the issuance of Units under the Private Placement. The Voting Agreement limited the ability of each Stockholder to sell or otherwise transfer the shares of Common Stock it beneficially owns.

We entered into commitment agreements (the “Commitment Agreements”) with certain stockholders of ours, pursuant to which each stockholder committed to investing in a subsequent financing and purchasing an aggregate amount of $8 million worth of Units (the “Subsequent Financing”). The Subsequent Financing was completed on June 15, 2016 on substantially the same terms as the Purchase Agreement, and we sold an aggregate of 334,169 Units to Midroc Invest AB, FastPartner AB and Xenella Holding AB, the former majority shareholders of Allenex AB (the “Majority Shareholders”).

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex AB (now known as CareDx International AB) (“Allenex AB”). Under the terms of certain Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Majority Shareholders by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Majority Shareholders was subsequently extended to July 1, 2017. In addition, interest began accruing on our obligations to the Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Majority Shareholders through a purchase of our equity securities in the Subsequent Financing. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration is due to the Majority Shareholders by no later than July 1, 2017. Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex.

Allenex Subordinated Promissory Notes

FastPartner Subordinated Promissory Notes

On December 29, 2015, Allenex AB issued a SEK 2,000,000 (approximately $0.2 million in U.S. dollars) subordinated promissory note to FastPartner AB (“FastPartner”), a related party, which matured on December 31, 2016 and has an annual interest rate of 10.0%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met in fiscal years 2016 and 2015. However, pursuant to an intercreditor agreement among Allenex AB, Danske Bank A/B (“Danske”), FastPartner AB, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013 (the “Intercreditor Agreement”), until Allenex AB’s term loan facility with Danske (the “Term Loan Facility”) is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex AB’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex AB’s obligations under the promissory note is secured by a pledge of Allenex AB shares to FastPartner. The full amount of subordinated promissory note was outstanding as of December 31, 2016 and is due July 1, 2017.

On March 7, 2016, Allenex AB issued a SEK 4,000,000 (approximately $0.4 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which matured on December 31, 2016 and has an annual interest rate of 10.0%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met during the year ended December 31, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex AB’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex AB’s obligations under the promissory note is secured by a pledge of Allenex AB shares to FastPartner. The full amount of the subordinated promissory note was outstanding as of December 31, 2016 and is due July 1, 2017. Pursuant to the terms of the two promissory notes, as of December 31, 2016, we owe principal totaling SEK 15,400,000, or approximately $1.7 million in U.S. dollars. FastPartner is also a stockholder of the Company and is considered a related party.

Mohammed Al Amoudi Subordinated Promissory Note

On June 28, 2013, Allenex AB issued a SEK 10,600,000 (approximately $1.2 million in U.S. dollars) subordinated promissory note to Mohammed Al Amoudi, which provides for an annual interest rate of 10.0%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30, subject to meeting certain requirements for working capital. The promissory note had an initial maturity date of June 28, 2016. On December 31, 2016, the maturity date was extended until July 1, 2017. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex AB’s obligations under the subordinated promissory note, without Danske’s prior written consent. The full amount of the promissory note was outstanding as of December 31, 2016. Allenex AB’s obligations under the promissory note is secured by a pledge of Allenex AB shares to Mohammed Al Amoudi. Pursuant to the terms the promissory note, as of December 31, 2016, we owe principal in the amount of SEK 10,600,000, or approximately $1.2 million in U.S. dollars. Mohammed Al Amoudi is also a stockholder of the Company and is considered a related party.

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

POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS

Our audit committee has adopted a formal written policy providing that our audit committee is responsible for reviewing “related party transactions,” which are transactions (i) in which we were, are or will be a participant, (ii) in which the aggregate amount involved exceeds or may be expected to exceed $120,000, and (iii) in which a related person had, has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, nominee for director, executive officer, or greater than 5% beneficial owner of our common stock and their immediate family members, any entity in which such person is employed or is a general partner or principal and any entity where such person has a 5% or greater beneficial ownership interest. Under this policy, all related party transactions may be consummated or continued only if approved or ratified by our audit committee. In determining whether to approve or ratify any such proposal, our audit committee will take into account, among other factors it deems appropriate, (a) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and (b) the extent of the related party’s interest in the transaction. The policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements of executive officers, (2) certain director compensation arrangements, (3) transactions with another company at which a related party’s only relationship is as a non-executive employee, director or beneficial owner of less than 5% of that company’s shares, (4) transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and (5) transactions available to all U.S. employees generally.

DIRECTOR INDEPENDENCE

Our common stock is listed on the NASDAQ Global Market. Under the rules of The NASDAQ Stock Market LLC (the “NASDAQ Rules”), independent directors must comprise a majority of a listed company’s board of directors. In addition, the NASDAQ Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the NASDAQ Rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and the NASDAQ Rules. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the NASDAQ Rules.

Our board of directors has undertaken a review of the independence of each director and considered whether such director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors has determined that Messrs. Bickerstaff, Goldberg, Hagstrom and Miller and Drs. Cohen and Snyderman are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and the NASDAQ Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for our fiscal years ended December 31, 2016 and 2015.

	2016(1)	2015
Audit Fees(2)	$5,800,000	$1,255,000
Audit-Related Fees(3)	—	10,800
Tax Fees(4)	—	—
All Other Fees(5)	—	1,995

	$5,800,000	$1,267,795

(1)	The amounts listed in the column for the fiscal year ended December 31, 2016 are preliminary estimates and subject to change.
(2)	“Audit Fees” of Ernst & Young LLP for 2016 and 2015 were for professional services associated with the annual audit of our financial statements, professional services rendered in connection with the acquisition of Allenex AB that were not related to regulatory filings, a comfort letter delivered in connection with an underwritten public offering and related bring-down procedures, the review of a response to a comment letter received from the Securities and Exchange Commission in October 2016, the reviews of our interim financial statements, the issuance of consents and comfort letters in connection with registration statement filings with the SEC, and review services related to regulatory filings for the acquisition of Allenex AB.

(3)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In 2015, this fee included a review for the implementation plan of new accounting software.
(4)	No tax services were provided in 2016 and 2015.
(5)	“All Other Fees” include any fees billed that are not audit, audit related or tax fees. In 2016, there were no such fees. In 2015, this fee included a license to an accounting research database.

AUDIT COMMITTEE POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, tax services and other services up to specified amounts. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting. In the years ended December 31, 2016 and 2015, services and related fees identified above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” that were billed by Ernst & Young LLP were approved by the audit committee in accordance with SEC requirements.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report are as follows:

1.	Financial Statements:

Our Financial Statements are listed in the “Index to Financial Statements” of CareDx, Inc. in Part II, Item 8 of the Annual Report.

2.	Financial Statement Schedules

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

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated May 17, 2014, by and between Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.1	07/15/2015

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 9, 2014, by and between the Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.2	06/25/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	08/28/2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36536	3.4	08/28/2014

4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	03/31/2015

4.2	Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.	10-K	001-36536	4.2	03/31/2015

4.3#	1998 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.2	06/03/2014

4.4#	2008 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.3	06/03/2014

4.5#	2014 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-197493	4.4	07/18/2014

4.6#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	07/18/2014

4.7#	ImmuMetrix, Inc. 2013 Equity Incentive Plan	S-1	333-196494	10.19	06/03/2014

4.8#	Form of Warrant.	8-K	001-36536	10.3	04/14/2016

4.9#	2016 Inducement Equity Incentive Plan.	S-8	333-211538	4.1	05/23/2016

4.10	Form of 9.5% Original Issue Discount Senior Secured Debenture issued to the Purchasers on March 15, 2017.	8-K	001-36536	4.1	03/15/2017

4.11	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.	8-K	001-36536	4.2	03/15/2017

10.1#	Chief Executive Employment Agreement, dated September 19, 2012, by and between the Registrant and Peter Maag.	S-1	333-196494	10.6	06/03/2014

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.2#	Offer Letter, dated July 31, 2006, by and between the Registrant and James Yee.	S-1	333-196494	10.7	06/03/2014

10.3#	Offer Letter, dated July 19, 2010, by and between the Registrant and Matthew Meyer.	S-1	333-196494	10.8	06/03/2014

10.4#	Offer Letter, dated March 18, 2014, by and between the Registrant and Ken Ludlum.	S-1	333-196494	10.9	06/03/2014

10.5#	Offer Letter, dated November 21, 2006, by and between the Registrant and Mitchell Nelles.	S-1	333-196494	10.10	06/03/2014

10.6#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	06/03/2014

10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	06/03/2014

10.8	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	06/03/2014

10.9†	PCR Patent License Agreement, dated November 16, 2004, by and between the Registrant and Roche Molecular Systems, Inc., and amendments thereto.	S-1	333-196494	10.14	06/03/2014

10.10†	Distribution and Licensing Agreement, dated June 20, 2013, by and between the Registrant and Diaxonhit SA.	S-1/A	333-196494	10.15	06/25/2014

10.11†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	S-1/A	333-196494	10.17	07/15/2014

10.12†	Settlement Agreement and Mutual Release, dated September 11, 2014, by and between the Registrant and Roche Molecular Systems, Inc.	10-Q	001-36536	10.14.1	11/14/2014

10.13	Loan and Security Agreement, dated as of January 30, 2015, by and between the Registrant and East West Bank.	8-K	001-36536	10.1	02/04/2015

10.14#	Offer Letter, dated April 8, 2014, by and between the Registrant and George Bickerstaff.	10-K	001-36536	10.14	03/31/2015

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.15#	Offer Letter, dated October 18, 2011, by and between the Registrant and Michael Goldberg.	10-K	001-36536	4.1	03/31/2015

10.16#	Offer Letter, dated December 3, 2014, by and between the Registrant and John Sninsky.	10-K	001-36536	4.1	03/31/2015

10.17#	Offer Letter, dated March 11, 2015 by and between the Registrant and Josh DeFonzo.	10-K	001-36536	4.1	03/31/2015

10.18#	Outside Director Compensation Policy.	10-K	001-36536	10.1	07/19/2016

10.19#	Executive Incentive Compensation Plan.	10-K	001-36536	4.1	03/31/2015

10.20	Controlled Equity Offering Sales Agreement, dated August 10, 2015, by and between the Registrant and Cantor Fitzgerald & Co.	S-3	333-206277	1.2	08/10/2015

10.21	Conditional Share Purchase Agreement between the Registrant and Midroc Invest AB, dated as of December 16, 2015.	8-K	001-36536	99.1	12/22/2015

10.22	Conditional Share Purchase Agreement between the Registrant and FastPartner AB, dated as of December 16, 2015.	8-K	001-36536	99.2	12/22/2015

10.23	Conditional Share Purchase Agreement between the Registrant and Xenella Holding AB, dated as of December 16, 2015.	8-K	001-36536	99.3	12/22/2015

10.24	Amendment to Conditional Share Purchase Agreement between the Registrant and Midroc Invest AB, dated as of February 8, 2016.	8-K	001-36536	99.1	02/12/2016

10.25	Amendment to Conditional Share Purchase Agreement between the Registrant and FastPartner AB, dated as of February 8, 2016.	8-K	001-36536	99.2	02/12/2016

10.26	Amendment to Conditional Share Purchase Agreement between the Registrant and Xenella Holding AB, dated as of February 8, 2016.	8-K	001-36536	99.3	02/12/2016

10.27	Offer Letter, between the Registrant and Charles Constanti, dated as of April 6, 2016.	8-K	001-36536	10.1	04/07/2016

10.28	Securities Purchase Agreement, among the Registrant and the investors named therein, dated as of April 12, 2016.	8-K	001-36536	10.1	04/14/2016

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.29	Voting Agreement, among the Registrant and the investors named therein, dated as of April 12, 2016.	8-K	001-36536	10.2	04/14/2016

10.30	Separation Agreement, between the Registrant and Ken Ludlum, dated as of April 22, 2016.	8-K	001-36536	10.1	04/22/2016

10.31	Offer Letter, between the Registrant and Todd Whitson, dated as of February 29, 2016.	10 K/A	001-36536	10.32	04/25/2016

10.32	First Amendment to Loan and Security Agreement, between the Registrant and East West Bank, dated as of May 12, 2016.	8-K	001-36536	10.1	05/17/2016

10.33	Securities Purchase Agreement, among the Registrant and the investors named therein, dated as of June 15, 2016.	8-K	001-36536	10.1	06/15/2016

10.34	Second Amendment to Loan and Security Agreement, between the Registrant and East West Bank, dated as of June 27, 2016.	8-K	001-36536	10.1	06/29/2016

10.35	Form of Commitment Agreement.	10-Q	001-36536	10.1	08/22/2016

10.36	Purchase Agreement, between the Registrant and Piper Jaffray & Co., dated as of September 21, 2016.	8-K	001-36536	1.1	09/21/2016

10.37	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and Midroc Invest AB, effective as of December 31, 2016.	8-K	001-36536	10.1	01/23/2017

10.38	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and FastPartner AB, effective as of December 31, 2016.	8-K	001-36536	10.2	01/23/2017

10.39	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and Xenella Holding AB, effective as of December 31, 2016.	8-K	001-36536	10.3	01/23/2017

10.40	Registration Rights Agreement dated March 15, 2017 between the Registrant and the Purchasers.	8-K	001-36536	4.3	03/15/2017

10.41	Securities Purchase Agreement dated March 15, 2017 between the Registrant and the Purchasers.	8-K	001-36536	10.1	03/15/2017

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.42	Security Agreement dated March 15, 2017 between the Registrant and JGB Collateral LLC.	8-K	001-36536	10.2	03/15/2017

10.43	Offer Letter, dated April 21, 2017, by and between the Registrant and Michael Bell.	10-K	001-36536	10.43	04/21/2017

21.1	Subsidiaries of the Registrant.	10-K	001-36536	21.1	04/21/2017

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36536	23.1	04/21/2017

24.1	Power of Attorney (see page 152 of this Annual Report on Form 10-K).	10-K	001-36536	24.1	04/21/2017

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36536	31.1	04/21/2017

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36536	31.2	04/21/2017

31.3*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).	10-K	001-36536	32.1	04/21/2017

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

†	Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the SEC.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2017	CAREDX, INC.

	By:	/s/ Peter Maag
Peter Maag President and Chief Executive Officer