Form 10-Q
period 2017-03-31
CareDx, Inc.
filed 2017-06-09
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

There were 21,421,016 shares of the registrant’s Common Stock issued and outstanding as of June 5, 2017.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2017	December 31, 2016
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$12,187	$17,258
Accounts receivable	3,378	2,768
Inventory	6,048	5,461
Prepaid and other assets	1,463	1,186
Total current assets	23,076	26,673
Property and equipment, net	2,768	2,931
Intangible assets, net	32,920	33,124
Goodwill	12,005	13,839
Restricted cash	9,553	143
Other assets	—	20
Total assets	$80,322	$76,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,475	$3,065
Accrued payroll liabilities	3,000	3,851
Accrued and other liabilities	5,843	5,320
Accrued royalties	287	263
Deferred revenue	39	42
Deferred purchase consideration	6,463	5,445
Derivative liability	1,510	—
Current debt	32,386	22,846
Total current liabilities	53,003	40,832
Deferred rent, net of current portion	1,205	1,301
Deferred revenue, net of current portion	760	759
Deferred tax liability	5,934	6,057
Long-term debt, net of current portion	—	1,098
Contingent consideration	271	492
Common stock warrant liability	2,759	5,208
Other liabilities	1,530	1,222
Total liabilities	65,462	56,969
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 21,358,292 shares and 21,278,373 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	21	21
Additional paid-in capital	236,122	235,673
Accumulated other comprehensive loss	(3,395)	(3,659)
Accumulated deficit	(218,115)	(212,553)
Total CareDx, Inc. stockholders' equity	14,633	19,482
Noncontrolling interest	227	279
Total stockholders’ equity	14,860	19,761
Total liabilities and stockholders’ equity	$80,322	$76,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Testing revenue	$7,902	$6,452
Product revenue	3,667	—
Collaboration, license and other revenue	15	110
Total revenue	11,584	6,562
Operating expenses:
Cost of testing	3,057	2,772
Cost of product	2,327	—
Research and development	3,283	3,159
Sales and marketing	3,222	1,737
General and administrative	6,502	5,676
Goodwill impairment	1,958	—
Change in estimated fair value of contingent consideration	(221)	(213)
Total operating expenses	20,128	13,131
Loss from operations	(8,544)	(6,569)
Interest expense	(790)	(266)
Other expense, net	(686)	(2,917)
Change in estimated fair value of common stock warrant liability and derivative liability	4,128	—
Loss before income taxes	(5,892)	(9,752)
Income tax benefit	283	—
Net loss	(5,609)	(9,752)
Net loss attributable to noncontrolling interest	(47)	—
Net loss attributable to CareDx, Inc.	$(5,562)	$(9,752)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.26)	$(0.81)
Diluted	$(0.26)	$(0.81)
Weighted average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	21,343,782	11,969,714
Diluted	21,343,782	11,969,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,609)	$(9,752)
Other comprehensive loss:
Foreign currency translation adjustments	264	—
Net Comprehensive loss	(5,345)	(9,752)
Comprehensive loss attributable to noncontrolling interest	(52)	—
Comprehensive loss attributable to CareDx, Inc.	$(5,293)	$(9,752)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(5,609)	$(9,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	934	261
Amortization of inventory fair market value adjustment	32	—
Stock-based compensation	391	446
Amortization of deferred revenue	(2)	(16)
Amortization of debt discount and noncash interest expense	627	41
Revaluation of contingent consideration to estimated fair value	(221)	(213)
Revaluation of common stock warrant liability and derivative liability to estimated fair value	(4,128)	—
Non-cash goodwill impairment	1,958	—
Changes in operating assets and liabilities:
Accounts receivable	(576)	(145)
Inventory	470	171
Prepaid and other assets	(245)	563
Accounts payable	382	820
Accrued payroll liabilities	(865)	(758)
Accrued royalties	24	(10)
Accrued and other liabilities	358	2,400
Change in deferred taxes	(271)	—
Net cash used in operating activities	(6,741)	(6,192)
Investing activities:
Purchase of property and equipment	(68)	(109)
Restricted cash collateral on lease	(36)	—
Net cash used in investing activities	(104)	(109)
Financing activities:
Proceeds from debt, net of issuance costs	24,002
Restricted cash collateral on debt	(9,375)	—
Proceeds from issuance of common stock under employee stock purchase plan	44	175
Principal payments on debt and capital lease obligations	(12,915)	(16)
Proceeds from exercise of stock options	—	6
Net cash provided by financing activities	1,756	165

Effect of exchange rate changes on cash and cash equivalents	18	—
Net decrease in cash and cash equivalents	(5,071)	(6,136)
Cash and cash equivalents at beginning of period	17,258	29,888
Cash and cash equivalents at end of period	$12,187	$23,752

Supplemental disclosure of cash flow information:
Deferred purchase consideration	$1,018	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CareDx, Inc. (“CareDx” or the “Company”) together with its subsidiaries, is a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum. The Company focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. In post-transplant diagnostics, the Company offers AlloMap®, which is a heart transplant molecular test (“AlloMap”). In pre-transplant diagnostics, the Company offers high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.

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

With the acquisition of CareDx, International AB, formerly Allenex AB (“Allenex” or “Olerup”), on April 14, 2016, the Company develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP is used to type HLA alleles based on the sequence specific primer (“SSP”) technology and has a market in Europe and selected other markets for pre-transplant solutions. The Company also offers XM-ONE®, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test has primarily been used prior to kidney transplants. With the acquisition of the business assets of Conexio Genomics Pty Ltd (“Conexio”) on January 20, 2017, the Company offers a complete product range for sequence-based typing (“SBT”) of HLA alleles. Olerup SBT Resolver is a test kit for sequence based HLA typing, while Assign SBT is the companion software for sequence analysis. In 2014, Olerup began active development of a new HLA typing product, Olerup QTYPE, that uses real-time polymerase chain reaction (“PCR”) methodology. Olerup QTYPE was commercially launched at the end of September 2016.

The Company’s headquarters are in Brisbane, California; primary operations are in Brisbane and Stockholm, Sweden; and the Company operates in two reportable segments.

Liquidity and Going Concern

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $218.1 million at March 31, 2017. As of March 31, 2017, the Company had cash and cash equivalents of $12.2 million, and $32.4 million of debt outstanding under its debt obligations, net of debt discount.

In March 2017, the Company received net proceeds of $24.0 million in connection with the issuance of a convertible debt obligation to JGB Collateral LLC and certain of its affiliates (“JGB”), of which $11.2 million was used to repay the Company’s outstanding debt obligations to East West Bank. In addition, the debt agreement requires the Company to maintain a minimum of $9.4 million of cash at a named financial institution. These funds are restricted as to withdrawal and are not available to the Company to fund its operations or repay indebtedness.

Pursuant to the Company’s convertible debt financing agreements, the Company was required to file a registration statement with the SEC registering for resale the shares underlying the securities issued or issuable to JGB in the financing. Because the Company failed to file the registration statement with the SEC by April 17, 2017, commencing on April 18, 2017, the Company began accruing liquidated damages payable to JGB at a rate of approximately $7,000 per day. These damages accrued at the same rate on a daily basis until the registration statement was filed with the SEC on April 26, 2017. On May 3, 2017, JGB waived any claim or right to receive liquidated damages for the late filing of the registration statement.

A quarterly debt covenant in the Company’s Term Loan Facility Agreement (the “Term Loan Facility”) with Danske Bank A/S (“Danske”) relating to maintaining an adequate leverage ratio was violated in June 30, 2016 and September 30, 2016. The Company obtained waivers from Danske for the violations of the debt covenant at June 30, 2016 and September 30, 2016. The debt covenant leverage ratio for December 31, 2016 and future periods was amended on March 27, 2017. The Company was in compliance with the amended debt covenants at December 31, 2016.  The Company was not in compliance with the amended debt covenant leverage ratio at March 31, 2017 and for this reason, and the continuing liquidity matters, the long-term debt due to Danske is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.  Additionally, if the loan was no longer available or Danske demanded repayment of the debt, the Company may not have sufficient capital to operate.

The Company believes its cash and cash equivalents of $12.2 million at March 31, 2017 and expected revenues will not be sufficient to allow the Company to fund its current operations beyond June 30, 2017. The Company will require additional financing and/or refinancing of its current debt obligations to fund working capital, repay debt and pay its obligations. The Company may pursue financing and refinancing opportunities in both the private and public debt and equity markets through sales of debt or equity securities. Additional financing might include one or more offerings and one or more of a combination of discounted or at-the-market common stock, securities convertible into or exchangeable for shares of common stock, warrants or other rights to purchase or acquire common stock. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. If the Company is unsuccessful in its efforts to raise additional financing and/or refinance the Company’s indebtedness in the near term, the Company will be required to significantly reduce or cease operations.

Additionally, due to the substantial doubt about the Company’s ability to continue operating as a going concern, the entire amount of borrowings was classified as current at March 31, 2017.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers, and sales of Olerup products to distributors, strategic partners and end customers in Europe, Middle East and Africa, the U.S., Latin America and other geographic regions. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended March 31, 2017 and 2016, approximately 28% and 47%, respectively, of total revenue was derived from Medicare. No other payers represented more than 10% of total revenue for these periods. At March 31, 2017, Medicare accounted for approximately 24% of accounts receivable. At December 31, 2016, Medicare accounted for approximately 27% of accounts receivable. No other payers or customers represented more than 10% of accounts receivable at either March 31, 2017 or December 31, 2016.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.

Restricted Cash

Under lease agreements for certain facilities and an agreement with the State of Florida Medicaid, the Company must maintain letters of credit, minimum collateral requirements and a surety bond.  These agreements are collateralized by cash. The cash used to support these arrangements is classified as long-term restricted cash on the accompanying balance sheets. Under the Company’s convertible debt financing agreements with JGB, the Company is required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to the Company to fund its operations or repay indebtedness.  The restricted cash used to support the convertible debt facility is classified as long-term restricted cash on the accompanying balance sheet as of March 31, 2017.

Inventory

Inventory is finished goods, work in progress and raw materials and consist of AlloMap reagent plates, laboratory supplies, reagents, Olerup SBT kits and Olerup SSP kits. Inventories are used in connection with tests performed and may also be used for research and product development efforts. Laboratory supplies subsequently designated for research and product development use are expensed. Obsolete or damaged inventories are written off and excluded from the physical inventory. Inventories at our Stockholm, Sweden and Fremantle, Australia locations are stated at the lower of purchased cost, determined on an average cost basis, or net realizable value.  Inventories at our other locations are stated at the lower of purchased cost, determined on a first-in, first-out basis or net realizable value.

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

The Company has determined that it operates in two reportable segments associated with the delivery of diagnostic tests and the development and commercialization of diagnostic products. The reporting unit’s carrying value is compared to its fair value and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. The Company conducted a goodwill impairment test as of March 31, 2017 and identified an impairment of $2.0 million related to the goodwill recorded in the Olerup reportable segment. See Note 6 for additional discussion regarding the impairment charge recorded.

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

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of the common stock warrant liability, derivative liability and contingent consideration liability also represents their fair values.

Common Stock Warrant Liability and Derivative Liability

On April 14, 2016 and June 15, 2016, the Company completed the Private Placement and Subsequent Financing, respectively (as described in Note 12), which included the issuance of free standing warrants to certain accredited investors and placement agents to purchase shares of the Company’s common stock. The exercisability of the warrants was contingent upon the receipt of approval of the Private Placement by the Company’s stockholders pursuant to the rules of The NASDAQ Stock Market LLC (the “Requisite Stockholder Approval”), which occurred on June 16, 2016.

The free standing warrants issued pursuant to the Private Placement and Subsequent Financing are contingently redeemable and are classified as liabilities on the consolidated balance sheet and recorded at their estimated fair value. The warrants are remeasured at each balance sheet date with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability on the consolidated statements of operations.

On March 15, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued Senior Secured Debentures and warrants (as described in Note 11).  The Company determined that the Debentures and the warrants were free standing instruments.

The terms of the warrants include a price-based anti-dilution adjustment provision, which precludes the Company from classifying the warrants in equity. As such, the warrants are classified as liabilities on the consolidated balance sheet.  The full fair value of the warrants was allocated on day one to the warrant liability and the residual value, after allocation of the fair value of the derivative liability discussed below, was ascribed to the Debentures. The warrants will be re-measured at each reporting period with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability on the consolidated statements of operations.

The Debentures are classified as liabilities on the consolidated balance sheet and include certain embedded derivatives that required bifurcation, including settlement and penalty provisions. The compound embedded derivative will be re-measured at each reporting period with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability on the consolidated statements of operations.

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

If all criteria set forth above are met, revenue is recognized on an accrual basis when the test is performed. When the first, third or fourth criteria are not met but third-party payers make a payment to the Company for tests performed, the Company recognizes revenue on the cash basis in the period in which the payment is received.

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

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved, which the Company believes is consistent with the substance of its performance under its various license and collaboration agreements. The Company did not recognize any revenue connected with milestones during the three months ended March 31, 2017 or 2016.

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

In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency for each entity, including the Swedish Krona, Australian dollar and the Euro. The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting cumulative translation adjustments are reported in other comprehensive loss. Foreign currency transaction gains and losses are recognized in current operations.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income or loss. For the Company, such items consist of foreign currency translation losses.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which clarifies the requirement for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The Company adopted ASU 2016-06 effective January 1, 2017 on a prospective basis. The adoption of this ASU did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis, and has elected to continue to account for forfeitures on an estimated basis.  The adoption of this ASU did not have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance will be effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective transition approach. Early adoption is permitted. The Company is currently assessing the impact of this guidance will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU No. 2017-01 on January 1, 2017 on a prospective basis and its adoption did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU No. 2017-04 on January 1, 2017 on a prospective basis.  Refer to Note 6 “Goodwill and Intangible Assets” for the Company’s assessment of goodwill in the three months ended March 31, 2017.

3. NET LOSS PER SHARE

Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(5,562)	$(9,752)
Net loss attributable to CareDx, Inc. used to compute diluted net loss per share	$(5,562)	$(9,752)
Denominator:
Weighted-average shares used to compute basic net loss per share attributable to CareDx, Inc.	21,343,782	11,969,714
Weighted-average shares used to compute diluted net loss per share attributable to CareDx, Inc.	21,343,782	11,969,714
Net loss per share attributable to CareDx, Inc.:
Basic	$(0.26)	$(0.81)
Diluted	$(0.26)	$(0.81)

The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive:

	Three Months Ended March 31,
	2017	2016
Shares of common stock subject to outstanding options	1,881,416	1,860,420
Shares of common stock subject to outstanding common stock warrants	4,509,926	301,069
Shares of common stock subject to convertible notes	6,092,105	-
Restricted stock units	440,910	178,975
Total common stock equivalents	12,924,357	2,340,464

The Company issued 4,630,145 shares of preferred stock pursuant to the Private Placement and Subsequent Financing, which were completed on April 14, 2016 and June 15, 2016, respectively. All of the preferred stock was converted to common stock upon receipt of the Requisite Stockholder Approval on June 16, 2016. As of March 31, 2017, there was no preferred stock outstanding. On September 26, 2016, the Company completed an underwritten public offering pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$11,723	$—	$—	$11,723
Liabilities
Contingent consideration	$—	$—	$271	$271
Common stock warrant liability	—	—	2,759	2,759
Derivative liability	—	—	1,510	1,510
Total liabilities	$—	$—	$4,540	$4,540

	December 31, 2016
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$14,497	$—	$—	$14,497
Liabilities
Contingent consideration	$—	$—	$492	$492
Common stock warrant liability	—	—	5,208	5,208
Total liabilities	$—	$—	$5,700	$5,700

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Common Stock Warrant Liability	Derivative Liability	Total
Balance as of December 31, 2016	$492	$5,208	$—	$5,700
Issuance of JGB debt and warrants	—	900	2,290	3,190
Change in estimated fair value	(221)	(3,349)	(780)	(4,350)
Balance as of March 31, 2017	$271	$2,759	$1,510	$4,540

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds - Investments in money market funds are classified within Level 1. At March 31, 2017 and December 31, 2016, money market funds were included on the balance sheets in cash and cash equivalents.

•

Contingent consideration - As of March 31, 2017 and December 31, 2016, the Company had a contingent obligation to issue 227,845 shares of its common stock to the former owners of IMX in conjunction with its acquisition of IMX in June 2014. The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s estimate at March 31, 2017 and December 31, 2016 of the probability of success. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded to a component of operating expenses item captioned “change in estimated fair value of contingent consideration” until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

The fair value of the contingent consideration decreased by $0.2 million in the three months ended March 31, 2017, as a result of the decreases in the fair market value of the Company’s common stock price during the period, partially offset by management’s estimate of the probability of meeting the milestone increasing to 85% at March 31, 2017 from 80% at December 31, 2016.

•

Common stock warrant liability – As of March 31, 2017, the Company had warrants to purchase 2,978,087 shares of common stock outstanding that it issued to certain accredited investors and its placement agents following the closing of the Private Placement on April 14, 2016 and Subsequent Financing on June 15, 2016. In addition, as of March 31, 2017, the Company had warrants to purchase 1,250,000 shares of common stock outstanding that it issued to JGB following the closing of the convertible debt agreement on March 15, 2017 (as described in Note 11). The common stock warrants are classified as liabilities within Level 3. The Company utilizes a binomial-lattice pricing model (the Monte Carlo simulation model) that involved a market condition to estimate the fair value of the warrants. The application of the Monte Carlo simulation model required the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. The estimated fair value of the warrants was subsequently remeasured at March 31, 2017, and the change in estimated fair value of common stock warrant liability was recorded on the Company’s condensed consolidated statements of operations.

•

Derivative liability – The JGB Debt (as described in Note 11) includes certain embedded derivatives that require bifurcation, including settlement and penalty provisions. The Company utilizes the Monte Carlo simulation model to estimate the fair value of the compound derivative liability for the measurement at issuance and subsequent remeasurement at March 31, 2017. The application of the Monte Carlo simulation model requires the use of a number of complex assumptions, which included the probability and size of additional financing rounds.

Common Stock Warrant Liability and Derivative Liability Assumptions

	March 31, 2017	December 31, 2016
Private Placement Common Stock Warrant Liability
Stock Price	$1.40	$2.70
Exercise Price	$4.00	$4.00
Remaining term (in years)	6.04	6.29
Volatility	54.00%	51.40%
Risk-free interest rate	2.08%	2.14%
Placement Agent Common Stock Warrant Liability
Stock Price	$1.40	$2.70
Exercise Price	$3.99	$3.99
Remaining term (in years)	4.04	4.29
Volatility	60.30%	56.10%
Risk-free interest rate	1.72%	1.77%

	March 31, 2017	March 15, 2017
JGB Common Stock Warrant Liability
Stock Price	$1.40	$2.15
Exercise Price	$5.00	$5.00
Remaining term (in years)	5.46	5.50
Volatility	56.00%	54.00%
Risk-free interest rate	1.98%	2.06%
Derivative Liability
Stock Price	$1.40	$2.15
Remaining term (in years)	2.91	2.96
Volatility	56.00%	54.00%
Risk-free interest rate	1.61%	1.72%

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

The Company has determined that debt at similar interest rates and terms to its current debt is not currently available to the Company and therefore the Company is unable to calculate the fair value of its debt at March 31, 2017.

5. BUSINESS COMBINATION

Allenex

On April 14, 2016, the Company acquired 98.3% of the outstanding common stock of Allenex. Allenex is a transplant diagnostic company based in Stockholm, Sweden that develops, manufactures, and sells products that help match donor organs with potential recipients prior to transplantation. The acquisition of Allenex creates an international transplant diagnostics company with product offerings along the pre- and post-transplant continuum. The combined company has a presence and direct distribution channels in the United States and Europe, with additional third party distributors in Europe and other markets around the world. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by the Company was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Majority Shareholders by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of the Company’s common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on the Company’s obligations to the Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full.

Of the total cash consideration, $8.0 million of cash payable to the Majority Shareholders was deposited into an escrow account by the Company and subsequently invested in the Company by the Majority Shareholders through a purchase of the Company’s equity securities in the Subsequent Financing. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived. The Company determined at the date of the acquisition that these contingencies would be waived. The Company intends to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, the Company delisted Allenex’s common stock from Nasdaq Stockholm.

The cash portion of the acquisition purchase price was paid from the Company’s general working capital.

The Company has accounted for this transaction as a business combination in exchange for total consideration of approximately $34.1 million. Under business combination accounting, the total purchase price was allocated to Allenex’s net tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2016.

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

Total
Noncontrolling interest at December 31, 2016	$279
Foreign currency effect	$(5)
Loss attributable to noncontrolling interest	(47)
Noncontrolling interest at March 31, 2017	$227

Acquisition of assets of Conexio Genomics Pty. Ltd

On January 20, 2017, the Company completed a transaction to acquire Conexio business assets that the Company needed in order to continue selling the SBT product line. The Company was the exclusive distributor of the Conexio SBT product line for all countries excluding Australia. The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products. The Company will pay, by July 1, 2017, $0.5 million for finished and unfinished goods purchased from Conexio. In addition, the Company will make quarterly payments to Conexio of 20% of the gross revenue from the sale of the SBT line of products using the purchased assets up to an aggregate total of $0.7 million. The Company also assumed all obligations under the lease of the Conexio facilities, and any liabilities for product warranty claims up to $35,000. The Company accounted for this transaction as a business combination.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date.  Given the timing of the close of the transaction in the first quarter of 2017, the inventory and intangible assets amounts are preliminary and subject to change as the Company finalizes its fair value assessments (in thousands):

Total
Inventory	$1,040
Property, plant and equipment	97
Intangible assets	155
Goodwill	85
Assumed liabilities	(82)
Total preliminary acquisition consideration	$1,295

The following table presents details of the identified intangible assets acquired at the acquisition date (in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Completed technology	$127	9
Customer relationships	28	9
Total	$155

Goodwill recorded from the acquisition of the Conexio business assets is primarily related to expected synergies. The goodwill resulting from the acquisition is not deductible for tax purposes.

The post-acquisition results of operations of the Conexio business assets for the period from January 20, 2017 through March 31, 2017 are included in the Company’s consolidated statements of operations. Since the acquisition date, total revenue of the Conexio business assets for the period from January 20, 2017 through March 31, 2017 was $0.1 million. Net loss for the Conexio business assets for the period from January 20, 2017 through March 31, 2017 was $123,000.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results for the Company and Allenex as if the companies were combined as of January 1, 2016.  The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the period or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or operating efficiencies resulting from combining the two companies (in thousands).

Three Months Ended March 31,
2016
Revenue:
Testing revenue	$6,449
Product revenue	3,860
Other revenue	191
Total revenue	$10,500
Net loss	$(6,313)

The unaudited pro forma financial information for the three months ended March 31, 2016 was prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisitions, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results. The pro forma adjustments directly attributable to the acquisition of Allenex exclude acquisition-related expenses of $2.3 million and debt financing costs of $2.9 million relating to a six-month bridge loan with Oberland Capital SA Davos LLC (“Oberland”) that did not materialize, together with the consequential tax effects.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill by reporting unit as of March 31, 2017 (in thousands):

	CareDx	Olerup	Total
Balance as of January 1, 2017
Goodwill	$12,005	$14,855	$26,860
Accumulated impairment losses	—	$(13,021)	(13,021)
	12,005	1,834	13,839
Goodwill acquired	—	85	85
Impairment losses	—	(1,958)	(1,958)
Foreign currency translation adjustments	—	39	39
Balance as of March 31, 2017
Goodwill	12,005	14,979	26,984
Accumulated impairment losses	—	(14,979)	(14,979)
	$12,005	$—	$12,005

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar.

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter and earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the "operating segment level" or one level below, which is referred to as a "component." The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test.  The Company has concluded that it has two reporting units: CareDx (associated with the delivery of diagnostic tests) and Olerup (the development and commercialization of diagnostic products).

On January 1, 2017, the Company adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. The new standard simplifies how an entity is required to test goodwill for impairment and reduces the cost and complexity of evaluating goodwill for impairment. In the three months ended March 31, 2017, the Company determined that the decrease in its market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. The goodwill impairment test determined that the fair value of the Olerup reporting unit was $3.5 million, which was lower than its carrying value. Accordingly, the Company has recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in the Olerup reporting unit. The significant assumptions utilized in the March 31, 2017 discounted cash flow analysis for the Olerup reporting unit was a discount rate of 16.6%, a terminal growth rate of 3.2% and a capitalization multiple of 7.48.

The results of the quantitative test did not result in any impairments of Goodwill for the CareDx reporting unit, as the fair value of the reporting unit exceeded its respective carrying value by more than $20 million as of March 31, 2017.

Intangible Assets

The following tables present details of the Company’s intangible assets as of March 31, 2017 (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships: Allenex	$12,650	$(772)	$(1,151)	$10,727	13.8
Customer relationships: Conexio	28	(1)	1	28	8.8
Customer relationships	12,678	(773)	(1,150)	10,755
Developed technology: SSP	11,650	(1,076)	(1,051)	9,523	8.8
Acquired technology: QTYPE	4,510	(146)	(415)	3,949	13.8
Acquired technology: SBT	127	(3)	2	126	8.8
Trademarks	2,260	(199)	(144)	1,917	13.8
Total intangible assets with finite lives	31,225	(2,197)	(2,758)	26,270
Acquired in-process technology―dd-cfDNA	6,650	—	—	6,650	—
Total intangible assets	$37,875	$(2,197)	$(2,758)	$32,920

The net carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar. Amortization expense was $0.6 million for the three months ended March 31, 2017, of which $0.4 million and $0.2 million were amortized to cost of product and sales and marketing, respectively. There was no amortization recorded for the three months ended March 31, 2016, as the Company only had an intangible asset related to acquired in-process technology with an indefinite useful live in that period.

Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of product and sales and marketing. Acquired IPR&D of $6.7 million has not reached technological feasibility as of March 31, 2017 and is therefore not subject to amortization. As such, the Company excluded amortization of acquired in-process technology from the future amortization expense table below.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2017 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
Remainder of 2017	$1,042	$692	$1,734
2018	1,390	923	2,313
2019	1,390	923	2,313
2020	1,390	923	2,313
2021	1,390	923	2,313
2022	1,390	923	2,313
Thereafter	5,606	7,365	12,971
Total future amortization expense	$13,598	$12,672	$26,270

7. INVENTORIES

Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$3,338	$4,199
Work in progress	1,745	159
Raw materials	965	1,103
Total inventory	$6,048	$5,461

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Clinical studies	$1,456	$1,375
Tax, audit and compliance related fees	1,323	275
Accrued interest payable on debt	866	862
Professional fees	299	345
Debt financing fees	—	600
Test sample processing fees	578	524
Customer overpayments and refund reserve	225	281
Software implementation costs	130	176
Deferred rent – current portion	383	374
Capital leases – current portion	43	68
Other accrued expenses	540	440
Total accrued and other liabilities	$5,843	$5,320

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in California; Pennsylvania; Fremantle, Australia; and Stockholm, Sweden. The lease for the Company’s facility in Vienna, Austria is on a month-to-month basis. The leases expire at various dates through 2020. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Rent expense under the non-cancelable operating leases were $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Future minimum lease commitments under these operating and capital leases at March 31, 2017, are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
Remainder of 2017	$39	$1,615
2018	24	2,060
2019	5	2,017
2020	—	1,994
2021	—	1
Total future minimum lease payments	$68	$7,687

The current portion of obligations under capital leases is included in accrued and other liabilities on the balance sheets. The long-term portion is included in other liabilities on the balance sheets.

See Note 11 for the aggregate annual payment schedule for the Company’s outstanding debt.

Royalty Commitments

In November 2004, the Company entered into a license agreement with Roche Molecular Systems, Inc. (“Roche”) pursuant to which Roche granted the Company the right to use certain Roche technology relating to polymerase chain reaction (“PCR”), and quantitative real-time PCR, in clinical laboratory services, including in connection with AlloMap. This is a non-exclusive license agreement in the United States covering claims in multiple Roche patents. The Company had disputed the combination services percentage Roche sought to apply under the agreement. The combination service percentage is a multiplier used to calculate royalties where licensed services are sold in combination with other services. From July 2011 through September 2014, the Company withheld payment of such royalties pending resolution of the matter. On February 11, 2014, Roche filed a demand for arbitration with the American Arbitration Association seeking a declaration that the Company had materially breached the Roche license agreement by failing to report and pay royalties owing to Roche in respect of licensed services performed by the Company after July 1, 2011. Since July 1, 2011, the Company fully accrued the unpaid royalties on the balance sheets, and the amount of the unpaid royalties has been reflected as an expense in the Company’s income statements in the periods to which the royalties relate.

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

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the condensed consolidated statements of operations. Royalty expenses in connection with the Roche agreement were $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and are recorded as a component of cost of testing in the statement of operations.

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

Effective as of March 2, 2017, the Company and Oberland settled the matters covered by the Complaint and the Answer (the “Settlement”). Pursuant to the Settlement, the Company paid Oberland $0.6 million in March 2017 and each party agreed to release all claims asserted in the Complaint and the Answer.

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

10. COLLABORATION AND LICENSING AGREEMENTS

Diaxonhit

In June 2013, the Company entered into an exclusive Distribution and Licensing Agreement with Diaxonhit, a French public company, whereby Diaxonhit agreed to have the AlloMap test performed in a European laboratory and commercialize the test in the European Economic Area (“EEA”). The agreement will expire at the later of the last-to-expire patent in the EEA or ten years from the first commercial sale of the test in the EEA, which occurred in 2014.

Consideration under the agreement included an upfront cash payment of approximately €387,500 ($414,000) that is designated to offset royalties earned by the Company in the first three years following the first commercial sale. The Company is entitled to receive royalties from Diaxonhit as a percentage of net sales, as defined in the agreement, of AlloMap tests in the mid to high teens. Approximately €250,000 ($267,000) of the upfront payments is refundable under certain circumstances. Upon confirmation that the CE mark was in place, the Company also received an equity payment of Diaxonhit common stock with a value of €387,500 ($414,000). The CE mark is a mandatory conformity marking for certain products sold within the EEA.

The Company sold the shares of common stock in July 2013 for total consideration of $467,000.

Other consideration that may be earned by the Company includes agreed-upon per unit pricing for the supply of AlloMap products, and additional royalties that are payable upon the achievement of various sales milestones by Diaxonhit. In this arrangement, there is one combined unit of accounting.

Commercial sales of the AlloMap test began in the EEA in June 2014. Total revenues and royalties recognized from this arrangement for the three months ended March 31, 2017 and 2016 were zero and $2,000, respectively.

CardioDx, Inc.

In 2005, the Company entered into a services agreement with what at the time was a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license to certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Initially, the Company recognized royalty revenues when earned.  Commencing with the fourth quarter of 2015, the Company recognizes royalty revenues when payments are received as it was assessed that collection was not reasonably assured prior to receipt of payment. Royalty revenues for the three months ended March 31, 2017 and 2016 were zero and $96,000, respectively, and are included in collaboration and license revenue on the condensed consolidated statements of operations. The Company had no receivable balance from CDX at March 31, 2017 and December 31, 2016.

11. DEBT

Debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
JGB Debt	$20,922	$—
East West Bank Loan	—	12,614
Danske Bank Credit Facility	7,434	7,376
FastPartner Subordinated Promissory Notes	1,724	1,692
Al Amoudi Subordinated Promissory Notes	1,187	1,164
SSP Primers Loan	1,119	—
Current portion of long-term debt	$32,386	$22,846

SSP Primers Loan	$—	$1,098
Long-term debt, net of current portion	$—	$1,098

JGB Collateral LLC (“JGB”)

On March 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with JGB pursuant to which the Company issued Senior Secured Debentures with an aggregate principal amount of $27.8 million (the “Debentures”) and warrants (the “Warrants”) to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock for net proceeds of $24.0 million (the “Financing”). The Company used $11.2 million of the net proceeds from the Financing to repay its existing indebtedness under the Loan Agreement with East West Bank and is required to maintain restricted cash of $9.4 million.

The Debentures mature on February 28, 2020, accrue interest at 9.5% per year and are convertible into an aggregate of approximately 6,092,105 shares of the Company’s common stock at a price of $4.56 per share (the “Conversion Price”), which is subject to adjustment for accrued and interest and upon the occurrence of certain transactions, at the holder’s option. Additionally, after September 1, 2017, upon the satisfaction of certain conditions, including the volume weighted average price of the Company’s common stock exceeding 250% of the Conversion Price for twenty consecutive trading days, the Company can require that the Debentures be converted into shares of the Company’s common stock, subject to certain limitations. Commencing on March 1, 2018, each of the holders of the Debentures shall have the right, at its option, to require the Company to redeem up to $937,500 of the outstanding principal amount of its Debenture per month. The Company will be required to promptly, but in any event no more than one trading day after the holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of the Company’s common stock. If the Company elects to pay the redemption amount in shares of the Company’s common stock, then the shares will be delivered based on a price equal to the lowest of (a) 88% of the average of the three lowest volume weighted average prices of the Company’s common stock over the prior 20 trading days, (b) 88% of the prior trading day’s volume weighted average price, or (c) the Conversion Price.

After either a change of control transaction, as defined in the Debentures, or February 28, 2018, subject to the satisfaction of certain conditions, the Company may redeem all of the then outstanding principal amount of the Debentures for cash by paying the outstanding principal balance, accrued and unpaid interest, and a payment premium. The payment premium will be calculated by multiplying the outstanding balance and the following percentage: (i) 15% if the Debentures are prepaid on or prior to March 1, 2018, (ii) 8% if the Debentures are prepaid after March 1, 2018 but prior to March 1, 2019, and (iii) 5% if the Debentures are prepaid on or after March 1, 2019.

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

The Debentures contain customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations, a restriction on the Company’s ability to pay cash dividends on its common stock and limitations on indebtedness, liens, investments, distributions, transfers, corporate changes, deposit accounts and subsidiaries. The Company must also maintain a minimum cash amount at all times, achieve commercialization of AlloSure by a certain date and achieve certain gross profit targets for sales of its AlloMap product.

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

The Debentures include certain embedded derivatives that require bifurcation, including settlement and penalty provisions. The compound embedded derivative will be re-measured at each reporting period and the change in fair value will be recognized in the consolidated statement of operations. See also Note 4, “Fair Value Measurements”.

Loan Agreement with East West Bank

On January 30, 2015, the Company entered into the Loan Agreement with East West Bank as the lender (“the Lender”), which provided the Company with a secured term loan facility in an aggregate principal amount of up to $20.0 million. The balance at March 31, 2017 and December 31, 2016 was zero and $12.6 million, respectively.  In March 2017, the Company repaid the amounts outstanding under the loan agreement of $11.2 million.

A fully non-refundable commitment fee of $160,000 was paid on January 30, 2015 when Draw A was received. The loan had no prepayment penalty. Commitment fees are included in debt issuance costs which are netted against the debt outstanding and are amortized to interest expense using the effective interest method over the term of the loan. Debt extinguishment charges of $0.2 million for the three-month period ended March 31,2017, were recorded in other expense on the Company’s condensed consolidated statement of operations.

In connection with the Loan Agreement, the Company agreed to issue to the Lender warrants to purchase shares of the Company’s common stock upon the drawdown of each advance in an amount equal to 1.5% of the amount drawn, divided by the exercise price per share for that tranche. The fair value of the warrant is reflected as a discount to the debt. As a result of Draw A, the Company issued to the Lender a warrant to purchase an aggregate of 34,483 shares of the Company’s common stock, at an exercise price of $6.96 per share. The fair value of the warrant was estimated to be $90,000 on January 30, 2015, using the Black-Scholes Model with the following assumptions: expected volatility of 39.83%, a contractual term of 5 years, risk-free interest rate of 1.18%, underlying common stock price of $7.06, and dividend yield of 0%. The warrant is included in stockholders’ equity. The warrant is not subject to remeasurement.

The Loan Agreement required collateral by a security interest in all of the Company’s assets and contained customary affirmative and negative covenants including financial maintenance covenants, and also included standard events of default, including payment defaults. As of December 31, 2016, the Company was in compliance with its debt covenants under the Loan Agreement.

Danske Bank Credit Facility

On June 25, 2013, Allenex entered into the Term Loan Facility with Danske in an aggregate principal amount of up to SEK 71,000,000 (approximately $7.9 million in U.S. dollars). The Term Loan Facility is available for utilization in advances of a minimum of SEK 5,000,000 (approximately $0.6 million in U.S. dollars) and if more, integral multiples of SEK 1,000,000 (approximately $0.1 million in U.S. dollars). The interest rate applicable to each advance shall be the percentage rate per annum calculated as the aggregate of (i) Stockholm Interbank Offered Rate (“STIBOR”) (as defined in the Term Loan Facility) and (ii) the Margin (as described in the Term Loan Facility) at 3% conditional on the fulfillment of certain criteria. In March 2015, Allenex entered into a first amendment to the Term Loan Facility, pursuant to which additional loans were granted. In August 2015, Allenex entered into a second amendment to the Term Loan Facility, pursuant to which the term of the Term Loan Facility was extended. In December 2015, Allenex entered into a waiver and amendment agreement relating to the Term Loan Facility, pursuant to which the change of control provision was waived and amended. In March 2016, Allenex entered into another amendment to the Term Loan Facility, which modified the repayment schedule for advances under the Term Loan Facility. Under this Term Loan Facility, SEK 62,000,000 (approximately $6.9 million in U.S. dollars) was outstanding as of March 31, 2017, and this will be paid through quarterly payments of SEK 3,000,000, or $0.3 million in September and December of 2017 and March and June of 2018. The remaining balance of SEK 50,000,000, or approximately $5.6 million in U.S. dollars) is due in June 2018.

On June 18, 2015, Allenex also entered into a short term credit facility with Danske with total available credit of SEK 8,000,000 (approximately $0.9 million in U.S. dollars). As of August 4, 2016, the available credit under the short term credit facility with

Danske was increased to SEK 10,000,000 (approximately $1.1 million in U.S. dollars). As of March 31, 2017, the total outstanding balance due to Danske under the short term credit facility was SEK 4,400,000 (approximately $0.5 million in U.S. dollars), and pursuant to a quarterly roll-over provision is due on June 30, 2017.

A quarterly debt covenant in the Term Loan Facility relating to maintaining an adequate leverage ratio was violated in June 30, 2016 and September 30, 2016. The Company obtained waivers from Danske for the violations of the debt covenant at June 30, 2016 and September 30, 2016. The debt covenant leverage ratio for December 31, 2016, and future periods, was amended on March 27, 2017. The Company was in compliance with the amended debt covenants at December 31, 2016.  The Company was not in compliance with the amended debt covenant leverage ratio at March 31, 2017 and for this reason, and the continuing liquidity matters, the long-term debt due to Danske is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.  Additionally, if the loan was no longer available or Danske demanded repayment of the debt, the Company may not have sufficient capital to operate.

FastPartner Subordinated Promissory Notes

On June 28, 2013, Allenex issued a SEK 9,400,000 (approximately $1.1 million in U.S. dollars) subordinated promissory note to FastPartner AB (“FastPartner”), which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30 and subject to working capital requirements that had not been met in fiscal years 2016 and 2015. The full amount of the promissory note was outstanding as of March 31, 2017 and December 31, 2016 and is due July 1, 2017. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013 (the “Intercreditor Agreement”), until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner.

On December 29, 2015, Allenex issued a SEK 2,000,000 (approximately $0.2 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which had an initial maturity date of December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met in fiscal years 2016 and 2015. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner. The full amount of subordinated promissory note was outstanding as of March 31, 2017 and December 31, 2016 and is due July 1, 2017.

On March 7, 2016, Allenex issued a SEK 4,000,000 (approximately $0.4 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which had an initial maturity date of December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met during the year ended December 31, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner. The full amount of the subordinated promissory note was outstanding as of March 31, 2017 and December 31, 2016 and is due July 1, 2017.

FastPartner is also a shareholder of the Company and is considered a related party (See Note 17).

Mohammed Al Amoudi Subordinated Promissory Note

On June 28, 2013, Allenex issued a SEK 10,600,000 (approximately $1.2 million in U.S. dollars) subordinated promissory note to Mohammed Al Amoudi, which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30, subject to meeting certain requirements for working capital. The promissory note had an initial maturity date of June 28, 2016. On December 31, 2016, the maturity date was extended until July 1, 2017. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of his subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. The full amount of the promissory note was outstanding as of March 31, 2017 and December 31, 2016. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to Mohammed Al Amoudi. Mohammed Al Amoudi is also a shareholder of the Company and is considered a related party (See Note 17).

Loan Agreement with SSP Primers Aktieboulag

On February 25, 2015, Allenex entered into a SEK 14,000,000 (approximately $1.6 million in U.S. dollars) loan agreement with SSP Primers Aktieboulag, pursuant to which SEK 4,000,000 (approximately $0.4 million in U.S. dollars) was paid on March 7, 2016 and SEK 10,000,000 (approximately $1.1 million in U.S. dollars) is payable on February 28, 2018. The loan amount outstanding as of March 31, 2017 and December 31, 2016 is SEK 10,000,000 (approximately $1.1 million in U.S. dollars) and has an annual interest rate of 3% payable in conjunction with each principal payment.

Total interest accrual on debt as of each of March 31, 2017 and December 31, 2016 was $0.8 million, respectively.

As of March 31, 2017, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2017	$4,076
2018	16,763
2019	11,250
2020	7,155
Total debt maturities	39,244
Less: debt discount and issuance costs	(6,858)
Total debt maturities, net of debt discount and issuance costs	32,386
Less: current portion of long-term debt	(32,386)
Long-term debt, net carrying value	$—

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

13. WARRANTS

Private Placement, Placement Agent and Subsequent Financing Warrants

The warrants issued in the Private Placement and the Placement Agent Warrants (as described in Note 12) are considered free standing instruments that are contingently redeemable and classified as liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2017. The warrants became exercisable to purchase common stock after the Company obtained the Requisite Stockholder Approval on June 16, 2016. Upon the closing of the Private Placement on April 14, 2016, the Company recorded an estimated fair value of $3.3 million relating to warrants to purchase 1,975,580 shares of common stock that were issued in the Private Placement. The warrants were comprised of warrants to purchase 1,775,580 shares of common stock that were issued to certain accredited investors measured at an estimated fair value of $3.0 million, and Placement Agent Warrants to purchase 200,000 shares of common stock measured at an estimated fair value of $0.3 million. The Placement Agent Warrants were issued for services performed by placement agents as part of the Private Placement and were treated as equity issuance costs and were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheets to offset the Private Placement proceeds allocated to the Series A Preferred and common stock.

Additional warrants were issued on June 15, 2016 to the Majority Shareholders upon the closing of the Subsequent Financing (as described in Note 12). The warrants issued in the Subsequent Financing were also considered free standing instruments being accounted for using the same methodology as described above. On June 15, 2016, the Company recorded an estimated fair value of $1.7 million for warrants to purchase an aggregate of 1,002,507 shares of common stock issued in the Subsequent Financing.

The initial total estimated fair value of the warrant liability was $5.0 million following the closing of the Private Placement, the issuance of Placement Agent Warrants and the closing of the Subsequent Financing. As of December 31, 2016 the total estimated fair value of the warrant liability was $5.2 million and as of March 31, 2017, the total estimated fair value of the warrant liability was $2.3 million.  The corresponding remeasurement income of $3.0 million for the three-month period ended March 31, 2017, was recorded in change in estimated fair value of common stock warrant and derivative liabilities on the Company’s condensed consolidated statement of operations.

JGB Debt Warrants

In connection with the issuance of the JGB debt (as described in Note 11), the Company issued warrants to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock. The exercise price of the warrants is $5.00 per share, and the warrants are exercisable from September 16, 2017 through September 15, 2022.  The initial estimated fair value of the warrant liability was $0.9 million.  As of March 31, 2017, the estimated fair value of the warrant liability was $0.5 million and the corresponding remeasurement income of $0.4 million for the three-month period ended March 31, 2017 was recorded in change in estimated fair value of common stock warrant and derivative liabilities on the Company’s condensed consolidated statement of operations.

The Company determined that the warrants and the Debentures were free standing instruments for accounting purposes. The terms of the warrants include a down round protection, which precludes the Company from classifying the warrants in equity. As such, the warrants are classified as a liability and allocated their full fair value on day one and the residual value, after allocation of the fair value of the derivative is ascribed to the Debentures. In addition, the warrants will be re-measured at each reporting period and change in fair value will be recognized in the consolidated statement of operations. See also Note 4, “Fair Value Measurements”.

Warrant Valuation

The Company utilizes a Monte Carlo simulation model to estimate the fair value of its warrants. The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. These variables include the Company’s stock price, the expected term of the warrants, the volatility of the Company’s and its peers’ stock prices over such expected term, and the risk-free interest rate for the expected term of the warrants. The variables used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. If the Company issues common stock at a price lower than the exercise price or issues stock options or other securities (other than securities issued pursuant to the Company’s stock or option plans or employment agreements, securities issued or issuable upon exercise or exchange of convertible securities outstanding as of the date the warrants were issued or securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company) with an exercise price that is lower than the current exercise price of the warrants, the exercise price of the warrants shall be adjusted to be equal to such lower price.  As a result of the anti-dilution provisions in the warrants issued in connection with the Private Placement and the Subsequent Financing, the exercise price of the 1,775,580 and 1,002,507 Private Placement and Subsequent Financing warrants, respectively, was adjusted from $4.98 per share to $4.00 per share, which was the price paid by investors in the Public Offering. The number of warrants outstanding did not change.

As of March 31, 2017, outstanding warrants to purchase Common Stock were:

	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
February 2008	10 years	$35.10	22,792
August 2009	10 years	$21.78	33,473
July 2010	9 years	$21.78	6,694
December 2010	7 years	$21.78	17,215
August 2012	7 years	$21.78	167,182
January 2015	5 years	$6.96	34,483
April 2016 (a)	7 years	$4.00	1,775,580
April 2016 (b)	5 years	$3.99	200,000
June 2016 (c)	7 years	$4.00	1,002,507
March 2017 (d)	5 years	$5.00	1,250,000
			4,509,926

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

(d)	Issued on March 15, 2017 in connection with JGB Debt.

14. STOCK INCENTIVE PLANS

2014 Equity Incentive Plan

Prior to its IPO in July 2014, the Company had one active stock option plan, the 2008 Equity Incentive Plan (“2008 Plan”), one assumed stock option plan (the “ImmuMetrix 2013 Equity Incentive Plan”) and one terminated stock option plan, the 1998 Stock Plan.

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

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes option and unvested RSU activity under the plans and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2016	365,074	1,792,286	$6.15	306,245	$5.69
Additional options authorized	357,075	—		—
Restricted stock grants	(21,214)	—		—
RSUs granted	(182,500)	—		182,500	2.30
RSUs forfeited	8,157	—		(8,157)	5.46
RSUs vested	—	—		(39,678)	5.75
Options granted	(250,100)	250,100	2.33	—
Options exercised	—	—		—
Options forfeited	26,668	(26,668)	8.63	—
Options expired	26,140	(26,140)	6.75	—
Balance—March 31, 2017	329,300	1,989,578	$5.62	440,910	$4.29

The total intrinsic value of options exercised was zero during the three months ended March 31, 2017.

As of March 31, 2017, the total intrinsic value of RSUs was approximately $617,000 and there were $21.0 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.08 years.

Options outstanding that have vested or are expected to vest as of March 31, 2017 are as follows:

	Number of Shares Issued	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Vested	1,091,452	$6.01	6.54	$165
Expected to vest	789,964	5.17	8.85	—
Total	1,881,416	$5.66	7.51	$165

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2017 for stock options that were in-the-money. The fair market value of the Company’s common stock as of March 31, 2017 was $1.40 per share.

The weighted average grant-date fair value of options to purchase common stock granted during the three months ended March 31, 2017 and 2016 using the Black-Scholes Model was $1.20 and $2.07, respectively.

The Company uses the grant date fair value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

The total fair value of options that vested during the three months ended March 31, 2017 was $0.4 million. As of March 31, 2017, there were approximately $1.8 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.32 years.

The Company’s 2014 Plan and Inducement Plan allow RSUs to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs under the 2014 Plan in March 2015 and under the Inducement Plan in June 2016.

2014 Employee Stock Purchase Plan

The Company’s board of directors adopted its 2014 Employee Stock Purchase Plan (the “ESPP”) in March 2014 and its stockholders approved the ESPP in July 2014. The first offering period of the ESPP began on January 1, 2015 and ended June 30, 2015. The first offering period in 2017 began on January 1, 2017 and will end on June 30, 2017. During the second offering period in 2016 that ended on December 31, 2016, 19,027 shares were purchased for aggregate proceeds of $44,000 from the issuance of shares, which occurred on January 10, 2017.

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

Valuation Assumptions

The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Employee stock options
Expected term (in years)	6.0	6.0
Expected volatility	53.07% – 53.36%	39.60% – 39.69%
Risk-free interest rate	2.08% – 2.12%	1.54% – 1.65%
Expected dividend yield	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5
Expected volatility	62.27%	64.21%
Risk-free interest rate	0.65%	0.49%
Expected dividend yield	—%	—%

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs and ESPP shares for the three months ended March 31, 2017 and 2016, included in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of testing	$55	$28
Research and development	64	113
Sales and marketing	38	28
General and administrative	234	277
Total	$391	$446

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of stock-based compensation were capitalized for the periods presented.

Non-Employee Director Equity-based Compensation

For the three months ended March 31, 2017 and 2016, the Company paid a portion of its non-employee directors’ compensation through the award of common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares. As of March 31, 2017, there was a total of 126,155 shares issued to non-employee directors, for a total fair value of $620,000. Expense associated with the awards was $43,000 and $79,000 for the three months ended March 31, 2017 and 2016, respectively, which was included in general and administrative expense in the condensed consolidated statements of operations.

15. INCOME TAXES

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.   For the three months ended March 31, 2017, the Company recorded an income tax benefit of $0.3 million, compared to none for the three months ended March 31, 2016.  In conjunction with the acquisition of Allenex on April 14, 2016, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangible assets.  This benefit primarily resulted from the reversal of the net deferred tax liabilities relating to the amortization of the intangible assets which are not deductible for tax purposes.

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

•

Olerup: This segment develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Olerup product lines include Olerup SSP, Olerup SBT, Olerup QTYPE, Olerup SBT Resolver and Olerup XM-ONE.

There were no intersegment sales for the three months ended March 31, 2017. The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2017	2016
Total segments
Net revenues	$11,584	$6,562
Operating loss	(8,544)	(6,569)
Depreciation and amortization	934	261
CareDx
Net revenues	$7,917	$6,562
Operating loss	(5,459)	(6,569)
Depreciation and amortization	262	261
Olerup
Net revenues	$3,667	$—
Operating loss	(3,085)	—
Depreciation and amortization	672	—

	March 31, 2017	December 31, 2016
Assets:
CareDx	$45,507	$41,169
Olerup	34,815	35,561
Total assets	$80,322	$76,730

Revenues by geographic regions are based upon the customers’ ship-to address or headquarters location. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
North America	$8,902	$6,562
Europe, Middle East and Africa	2,408	—
Latin America	158	—
Australia	116	—
Total	$11,584	$6,562

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	March 31, 2017	December 31, 2016
Long-lived assets:
United States	$1,843	$2,052
Europe	829	879
Australia	96	—
Total	$2,768	$2,931

17. RELATED PARTY TRANSACTIONS

The Company has loans outstanding with both FastPartner AB and Mr. Mohammed Al Amoudi as of March 31, 2017 (as described in Note 11). A member of the Company’s board of directors is a managing director of M.M. Dillon, and as such, the Company considered M.M. Dillon to be a related party. M.M. Dillon acted as one of the Company’s financial advisors and placement agents in connection with the Private Placement and Subsequent Financing (as described in Note 12).

18. SUBSEQUENT EVENTS

Failure to Timely File Annual Report on Form 10-K

The Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10K”), which was due on April 17, 2017. As a result, the Company is currently ineligible to file new short form registration statements on Form S-3, is unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), using its currently effective registration statement on Form S-3 (File No. 333-206277) and its resale registration statement on Form S-3 covering the sale of up to 8,534,261 shares of common stock by selling stockholders, including stockholders who acquired common stock in connection with private placements, cannot currently be used by such selling stockholders to resell such shares of common stock. In addition, the failure to timely file the Form 10-K constituted a breach of the Company’s covenant under the SPA to make all required Securities Exchange Act of 1934, as amended (the “Exchange Act”), filings with the Securities and Exchange Commission on a timely basis. The breach was cured upon the filing of Form 10-K within the required 15 trading days following the breach.

Failure to Timely File Registration Statement

Pursuant to the Company’s Registration Rights Agreement, dated March 15, 2017, with JGB, which was entered into in connection with the SPA and the Debentures, the Company was required to file a registration statement with the SEC registering for resale the Company’s common stock underlying the securities issued or issuable to JGB in the financing. Because the Company failed to file the registration statement with the SEC by April 17, 2017, commencing on April 18, 2017, the Company began accruing liquidated damages payable to JGB at a rate of approximately $7,000 per day. These damages accrued at the same rate on a daily basis until the registration statement was filed with the SEC on April 26, 2017. On May 3, 2017, JGB waived any claim or right to receive liquidated damages for the late filing of the registration statement.

Filing of Resale Registration Statement on Form S-1

On April 26, 2017, in accordance with the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 (the “Form S-1”) registering for resale an aggregate of 8,250,000 shares of the Company’s common stock that may be issued by the Company upon the conversion or redemption of the Debentures or the exercise of the Warrants. The Form S-1 was declared effective by the SEC on May 11, 2017.

Failure to Timely File Quarterly Report on Form 10-Q

The Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Form 10-Q”), which was due on May 22, 2017. As a result, the Company is currently ineligible to file new short form registration statements on Form S-3, is unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act using its currently effective registration statement on Form S-3 (File No. 333-206277) and its resale registration statement on Form S-3 covering the sale of up to 8,534,261 shares of common stock by selling stockholders, including stockholders who acquired common stock in connection with private placements, cannot currently be used by such selling stockholders to resell such shares of common stock. In addition, the failure to timely file the Form 10-Q constituted a breach of the Company’s covenant under the SPA to make all required Exchange Act filings with the SEC on a timely basis. The breach can be cured upon the filing of Form 10-Q within the required 15 trading days following the breach.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended originally filed with the Securities and Exchange Commission, or the SEC, on April 21, 2017.

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
•

our ability to generate revenue from sales of Olerup SSP® products, sequence-based typing, or Olerup SBT, Olerup XM-ONE, and future pre-transplant solutions, if any, and our ability to increase the commercial success of these pre-transplant products;

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
•

our ability to integrate our business with the business of CareDx International AB, formerly Allenex AB, or Allenex, and Conexio Genomics, in order to realize the anticipated benefits of the acquisition;

•	our ability to obtain, maintain and expand reimbursement coverage from payers for AlloMap, AlloSure and other future post-transplant solutions, if any;
•	the clinical adoption and use of AlloSure, if at all; as well as the establishment of a protocol for regular AlloSure testing, if at all;
•	the outcome or success of our clinical trial collaborations and observational studies;
•	our dependence on certain of our suppliers, service providers, and other distribution partners;
•	our compliance with federal, state and foreign regulatory requirements;
•	the favorable review of our pre- and post-transplant offerings, and our future solutions, if any, in peer-reviewed publications;
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

In April 2016, we acquired Allenex AB, or Allenex or Olerup. Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better pre-transplant match between a donor and a recipient of stem cells and kidneys. Olerup SSP, a set of Human Leukocyte Antigen, or HLA, typing, is used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation. Olerup SSP is used to type HLA alleles based on sequence-specific primer, or SSP, technology, is one of the market leaders and has long been a well-established brand name in Europe and select other markets for pre-transplant solutions. We frequently update typing kits to include newly discovered alleles, resulting in what we believe is one of the most up-to-date and comprehensive allele libraries for the SSP technology. We also offer XM-ONE®, which we believe is the first standardized test that quickly identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This crossmatch test has primarily been used prior to kidney transplants, and more recent clinical trials are further demonstrating its value as a complement to traditional antibody testing prior to these types of transplants. In 2014, Allenex began active development of a new HLA typing product, QTYPE, and commercially launched the product at the end of September 2016. QTYPE uses real-time PCR, or q-PCR, methodology.

From 2011 to January 2017, Allenex, through its subsidiary, Olerup SSB AB, was the exclusive global distributor of the HLA sequence-based typing products SBT Resolver and Assign SBT from Conexio Genomics, or Conexio, which is an Australian-based company that specializes in the development of sequencing of HLA typing, among other technologies. Illumina, Inc. acquired Conexio, and, in January 2017, we acquired from Illumina the elements necessary to continue offering the SBT line of products to our customers and Conexio’s legacy customers that were not included in the initial distribution agreement.

Since the launch of AlloMap in January 2005, we have performed nearly 96,000 commercial AlloMap tests, including 3,750 tests during the quarter ended March 31, 2017, in our Brisbane, California laboratory. Since the commercial launch of AlloMap through March 31, 2017, we have received net proceeds of approximately $197 million from AlloMap testing revenues. During the first quarter of 2017, AlloMap was used in 113 of the approximately 122 heart transplant management centers in the United States. As of March 31, 2017, substantially all of our testing and product revenues came from the United States and Europe, and substantially all of our assets and operations are located in the United States, Australia and Sweden. In 2013, we began a partnership with Diaxonhit SA, or Diaxonhit, the leading French provider of specialty in-vitro diagnostic solutions for transplantation, to expand our AlloMap offering in Europe for which we have secured a dedicated laboratory. On May 25, 2016, Diaxonhit announced that it had entered into a services agreement with University Hospital of Strasbourg to open a laboratory dedicated to AlloMap testing. We believe the lab meets all of the quality and safety requirements to ensure the accuracy and reproducibility of the results of AlloMap. Further, its Strasbourg, France location is centrally located in the heart of Europe, which is ideal for servicing heart transplant centers throughout Europe. As a result of our acquisition of Allenex, we have further increased our international presence.

AlloMap has received positive coverage decisions for reimbursement from Medicare and many of the largest U.S private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint. We believe our success in achieving coverage and reimbursement confirms the value proposition of AlloMap to our key constituents.

We have also successfully completed a number of landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap on the basis of our Cardiac Transplanted Organ Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals.

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

As part of our development efforts for AlloSure, we initiated the Circulating Donor-Derived Cell-Free DNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial in May 2015. DART was designed to establish clinical validation, of the clinical performance characteristics of dd-cfDNA in detecting rejection in kidney allograft recipients. DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection. DART was also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate. Patients will be followed in DART for up to 24 months. We completed the first analysis of the data from DART in June 2016. By the time of completion of the first analysis, 400 patients had enrolled in DART in 14 centers and we had collected specimens from over 1,260 patient visits. The study demonstrated increased levels of dd-cfDNA, using the non-invasive AlloSure assay, discriminated active rejection. Based on the analytical validity and first analysis clinical validation data, we, in collaboration with clinical investigators, submitted two manuscripts that have been accepted for scientific peer-reviewed publication. The study reports were e-published (online) in the Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017. With the relevant information from the first analysis, we plan to perform a second clinical trial named Renal Transplant Utility of Level of dd-cfDNA (Allosure): Impact on Patient Management, or TULIP.  TULIP will further establish the clinical utility of our dd-cfDNA kidney solution and provide the framework to engage with payers in an effort to ensure future access to and reimbursement for this novel non-invasive test for transplant surveillance. The first patients were enrolled in TULIP in April 2017.

On November 29, 2016, we submitted our AlloSure test dossier to the Molecular Diagnostic Services Program, or MolDX, for a technical assessment in support of a coverage determination. Our submission was accepted by MolDx for technical assessment in early December 2016.  On May 4, 2017, we received a draft local coverage determination following completion of the MolDx technical assessment process by Palmetto GBA. The MolDX, launched in 2011, is administered by Palmetto GBA for the Centers for Medicare & Medicaid Services. Palmetto GBA is responsible for conducting a complete technology assessment to determine coverage, coding, and pricing for molecular diagnostic tests and other molecular pathology services administered through MolDx. MolDx’s policies are also followed by three other Medicare Administrative Contractors: Noridian, CGS, and WPS.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests, which represented 68% and 98% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of March 31, 2017, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

We began recognizing product revenue following the acquisition of Allenex in the second quarter of 2016. Our product revenue is derived primarily from sales of Olerup SSP products and other related product lines. Product revenue represented 32% of total revenue for the three months ended March 31, 2017. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete and tested and has been shipped, which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is recorded net of any discounts given to the buyer.

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

General and Administrative Expenses

General and administrative expenses include costs for our executive, finance, accounting and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to billing and collection, accounting, legal and other contract and administrative services and related infrastructure expenses, including allocated facility and overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and The NASDAQ Stock Market LLC, additional insurance expenses, investor relations activities and other administrative and professional services. Following the completion of the acquisition of Allenex and excluding costs incurred in connection with the acquisition of Allenex, our general and administrative expenses have increased as we incur additional costs to finance our operations and growth, to integrate Allenex’s business with ours, comply with internal control requirements and other costs to operate globally.

Goodwill Impairment

On January 1, 2017, we adopted Accounting Standards Update, or ASU, No. 2017-04, Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with our carrying amount. In the three months ended March 31, 2017, we determined that the decrease in its market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. We have determined that our company operates in two reportable segments associated with the delivery of diagnostic tests and the development and commercialization of diagnostic products. The reporting unit’s carrying value is compared to its fair value. The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to the reporting unit. We conducted a goodwill impairment test as of March 31, 2017 and identified an impairment of $2.0 million related to the goodwill allocated to the Olerup reporting unit. See Note 6 for additional discussion regarding the impairment charge recorded.

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

Interest Expense

Interest expense is associated with borrowings under our loan agreements, accretion of discounts on debt and accretion of the discounts on deferred purchase consideration.

Other Expense

For the three months ended March 31, 2017, other expense primarily consisted of debt advisory fees, debt extinguishment charges related to our prior debt facility with East West Bank and foreign currency transactions loss. For the three months ended March 31, 2016, other expense primarily consisted of financing costs associated with a six-month bridge loan with Oberland Capital SA Davos LLC, or Oberland, that did not materialize.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The free standing warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value. The warrants were remeasured on March 31, 2017 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant and derivative liabilities on the condensed consolidated statements of operations.  The free standing warrants and embedded derivatives issued in connection with the issuance of the JGB debt are recorded at their estimated fair value and on March 31, 2017 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant and derivative liabilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

(In thousands, except for AlloMap test results delivered)

	Three Months Ended March 31,
	2017	2016	Change
AlloMap test results delivered	3,750	3,358	392
Revenue:
Testing revenue	$7,902	$6,452	1,450
Product revenue	3,667	—	3,667
Collaboration, license and other revenue	15	110	(95)
Total revenue	11,584	6,562	5,022
Operating expenses:
Cost of testing	3,057	2,772	285
Cost of product	2,327	—	2,327
Research and development	3,283	3,159	124
Sales and marketing	3,222	1,737	1,485
General and administrative	6,502	5,676	826
Goodwill impairment	1,958	—	1,958
Change in estimated fair value of contingent consideration	(221)	(213)	(8)
Total operating expenses	20,128	13,131	6,997
Loss from operations	(8,544)	(6,569)	(1,975)
Interest expense	(790)	(266)	(524)
Other expense, net	(686)	(2,917)	2,231
Change in estimated fair value of common stock warrant liability and derivative liability	4,128	—	4,128
Income tax benefit	283	—	283
Net loss	(5,609)	(9,752)	4,143
Net loss attributable to noncontrolling interest	(47)	—	(47)
Net loss attributable to CareDx, Inc.	$(5,562)	$(9,752)	$4,190

Testing Revenue

AlloMap test results delivered increased by 392, or 12%, for the three months ended March 31, 2017 as compared to the same period of 2016. Testing revenue increased by $1.5 million, or 22%, for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to the increase in test volume of $0.8 million and improvement in cash collections of $0.6 million.

Product Revenue

The product revenue reported for the three months ended March 31, 2017 of $3.7 million was generated by Allenex following our acquisition of Allenex on April 14, 2016, and represents our sales of the Olerup SSP products and other Allenex products.

Collaboration and License Revenue

Collaboration and license revenue decreased in the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to a decrease in royalties received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by approximately $0.3 million, or 10%, for the three months ended March 31, 2017 as compared to the same period of 2016 primarily due to higher testing volume, resulting in higher direct testing expenses such as labor costs, materials, shipping and test processing of $0.2 million.  The increase also reflects higher royalties paid to Roche of $0.1 million resulting from the increase in testing revenue on which the royalty is based.

Cost of Product

Cost of product reported for the three months ended March 31, 2017 of $2.3 million was incurred by us as a result of the acquisition of Allenex on April 14, 2016, and represents cost of product from our sales of Olerup SSP products and other Allenex products. Cost of product includes $0.4 million of acquisition-related amortization of intangible assets.

Research and Development

Research and development expenses increased $0.1 million, or 4%, in the three months ended March 31, 2017 compared to the same period of 2016. The increase reflects $0.6 million of expense incurred due to our acquisition of Allenex on April 14, 2016, primarily for the development of Olerup QTYPE subsequent to the acquisition.  This increase was offset by a decrease in clinical trial and related expenses primarily due to nonrecurring expenditures of $0.6 million incurred in 2016 to support the launch of dd-cfDNA clinical trials and the expansion of our laboratory facilities.

Sales and Marketing

Sales and marketing expenses increased by approximately $1.5 million, or 85%, for the three months ended March 31, 2017 as compared to the same period of 2016. The increase primarily reflects $1.2 million of expense due to our acquisition of Allenex on April 14, 2016, including $0.2 million of acquisition-related amortization of purchased intangible assets. This increase also reflects increased variable compensation costs of $0.3 million resulting from the increase in Allomap sales.

General and Administrative

General and administrative expenses increased by approximately $0.8 million, or 15%, for the three months ended March 31, 2017 as compared to the same period of 2016.  This increase reflects approximately $0.6 million of general and administrative expenses incurred by our Allenex business subsequent to the acquisition. The increase also reflects an increase in audit and tax fees of $1.2 million offset by a decrease in legal, other professional and consulting fees of $1.0 million.

Goodwill impairment

On January 1, 2017, we adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. The goodwill impairment test determined that the fair value of the Olerup reporting unit was $3.5 million, which was lower than its carrying value. Accordingly, we have recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in the Olerup entity.

Change in Estimated Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the three months ended March 31, 2017 and 2016, respectively, and recognized non-cash gains of $0.2 million in each period, within our condensed consolidated statement of operations mainly as a result of changes in the market value of our common stock during those periods.

Interest Expense

Interest expense increased by $0.5 million, or 197%, in the three months ended March 31, 2017 as compared to the same period 2016. In connection with our acquisition of Allenex on April 14, 2016, we assumed its existing debt and incurred interest expense of $0.2 million on the assumed debt for the three months ended March 31, 2017. The increase also represents higher interest rate associated with the JGB debt.

Other Expense, Net

Other expense decreased $2.2 million in the three months ended March 31, 2017 as compared to the same period 2016. The decrease reflects a $2.9 million charge in 2016 to expense financing costs associated with a six-month bridge loan with Oberland that did not materialize. This decrease was partially offset by $0.3 million in debt advisory fees, $0.2 million in debt extinguishment charges related to our prior debt facility with East West Bank and $0.1 million of foreign currency transactions loss.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The free standing warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value. These warrants and the warrants issued in connection with the JGB debt were remeasured on March 31, 2017 and a remeasurement gain of $3.3 million was recognized.  The derivative liability associated with the JGB debt is recorded at estimated fair value and a remeasurement gain of $0.8 million was recognized on March 31, 2017.

Income Tax Benefit

For the three months ended March 31, 2017, we recorded an income tax benefit of $0.3 million on a loss before provision for income taxes of $5.9 million.   The effective tax rate for the three months ended March 31, 2017 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the earnings taxed in foreign jurisdictions and the amortization of the acquired intangibles.

Cash Flows for the three Months Ended March 31, 2017 and 2016

The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,741)	$(6,192)
Investing activities	(104)	(109)
Financing activities	1,756	165
Effect of exchange rate changes on cash and cash equivalents	18	—
Net decrease in cash and cash equivalents	$(5,071)	$(6,136)

Operating Activities

Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the statements of operations and changes in operating assets and liabilities. Cash used in operating activities for the three months ended March 31, 2017 was $6.7 million. Our net loss of $5.6 million was our primary use of cash in operating activities; which also included a number of noncash items.  Our noncash items included uses of cash due to a $4.1 million gain on revaluation of warrants and derivative liabilities to estimated fair value and $0.2 million gain on a contingent consideration liability related to our acquisition of IMX in June 2014, partially offset by $2.0 million of goodwill impairment related to our purchase of Allenex, $0.9 million of depreciation and amortization, $0.6 million of amortization of debt discount and noncash interest expense, $0.4 million of stock-based compensation.  Net operating assets decreased $0.7 million.

Net cash used in operating activities for the three months ended March 31, 2016 was $6.2 million. Net loss for the period was $9.8 million, which included $2.2 million of transaction related fees and expenses incurred in connection with the acquisition of Allenex and a charge of $2.9 million recorded in the interim to expense financing costs associated with a six-month bridge loan with Oberland Capital SA Davos LLC as we are currently disputing the fees associated with this bridge loan, and our assessment indicated that it was not probable that the bridge loan would be consummated. The net loss included a number of noncash items including stock-based compensation expense of $0.4 million, depreciation and amortization of $0.3 million, and a revaluation gain of $0.2 million on a contingent consideration liability that was a function of a decline in our stock price. Net operating assets decreased by $3.0 million, which was primarily caused by an increase in accrued and other liabilities of $2.4 million for expenses incurred for the launch of dd-cfDNA clinical trials, the acquisition of Allenex and financing charges; an increase in accounts payable of $0.8 million for professional fees billed to us primarily related to the acquisition of Allenex; a decrease in prepaid and other assets of $0.6 million. These were partially offset by a decrease of accrued payroll liabilities of $0.8 million resulted from the net pay-out of accrued bonuses, and an increase of accounts receivable of $0.1 million related to collections from an additional payer on the accrual basis and slower collection turnovers.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $0.1 million, primarily for purchases of property and equipment and restricted cash collateral on a lease. During the three months ended March 31, 2016, net cash used in investing activities was $0.1 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 of $1.8 million consisted primarily of $24.0 million in net proceeds received from the JGB debt agreement in March 2017, partly offset by $12.9 million of principal payments on debt and capital lease obligations and $9.4 million of restricted cash collateral on our JGB debt.

For the three months ended March 31, 2016, net cash provided by financing activities was $0.2 million primarily due to proceeds received from the exercise of employee stock options.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $218.1 million at March 31, 2017. As of March 31, 2017, we had cash and cash equivalents of $12.2 million, and $32.4 million of debt outstanding under our debt obligations, net of debt discount.

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

A quarterly debt covenant in the Term Loan Facility Agreement, or the Term Loan Facility, with Danske Bank A/S, or Danske, relating to maintaining an adequate leverage ratio was violated in June 30, 2016 and September 30, 2016. We obtained waivers from Danske for the violations of the debt covenant at June 30, 2016 and September 30, 2016. The debt covenant leverage ratio for December 31, 2016 and future periods was amended on March 27, 2017. We were in compliance with the amended debt covenants at December 31, 2016. We were not in compliance with the amended debt covenant leverage ratio at March 31, 2017 and for this reason, and the continuing liquidity matters, the long-term debt due to Danske is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.  Additionally, if the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate.

On March 15, 2017, we completed a convertible debt financing with JGB for net proceeds of $24.0 million. The proceeds from the convertible debt facility were used to pay off our current $11.2 million debt facility with East West Bank. In addition, the debt agreement requires us to maintain a minimum of $9.4 million of cash at a named financial institution.  These funds are restricted as to withdrawal and are not available to us to fund our operations or repay indebtedness.

Pursuant to our convertible debt financing agreements, we are required to file a registration statement with the SEC registering for resale the shares of common stock underlying the securities issued or issuable to the institutional investors in the financing. Because we failed to file the registration statement with the SEC by April 17, 2017, commencing on April 18, 2017, we began accruing liquidated damages payable to the institutional investors at a rate of approximately $7,000 per day. These damages accrued at the same rate on a daily basis until the registration statement was filed with the SEC on April 26, 2017. On May 3, 2017, JGB waived any claim or right to receive liquidated damages for the late filing of the registration statement.

We believe that our cash and cash equivalents of $12.2 million at March 31, 2017 and expected revenues will not be sufficient to allow us to fund our current operations beyond June 30, 2017. We will require additional financing and/or refinancing of our current debt obligations to fund working capital, repay debt and pay its obligations. Moreover, we will not have sufficient cash to meet our projected operating requirements for the next 12 months from the condensed consolidated balance sheet date included in this report on Form 10-Q unless we raise additional financing. If we are unsuccessful in our efforts to raise additional financing and/or refinance our indebtedness in the near term, we will be required to significantly reduce or cease operations.

Our financial statements have been prepared assuming we will continue as a going concern through twelve months from the filing date of this Quarterly Report of Form 10-Q, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we can no longer continue as a going concern.

Due to the substantial doubt about our ability to continue operating as a going concern, the entire amount of borrowings from East West Bank was classified as current at December 31, 2016 and the entire amount of borrowings from JGB were classified as current at March 31, 2017. East West Bank did not invoke the material adverse change clause prior to the repayment of the debt obligation during the quarter ended March 31, 2017.

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

On January 1, 2017, we adopted ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be account for as acquisitions (or disposals) of assets or businesses.  We adopted ASU 2017-01 on a prospective basis and its adoption did not have a material impact on our consolidated financial statements.

On January 1, 2017, we adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. The goodwill impairment test determined that the fair value of the Olerup reporting unit was $3.5 million, which was lower than its carrying value. Accordingly, we have recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in the Olerup entity.

Other than the adoption of ASU 2017-01 and ASU 2017-04, there have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed with the SEC on April 21, 2017.

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

The Number of Pre-Transplant Diagnostic Products We Sell

The growth of our pre-transplant business is tied to the marketing and sales of the Olerup SSP, QTYPE, Olerup SBT Resolver and Olerup XM-ONE product lines. Traditionally, under the Allenex umbrella, the sales organization has been housed internally at Allenex’s Stockholm headquarters and at subsidiaries based in Vienna, Austria, Fremantle, Australia and West Chester, Pennsylvania. The sales organization also relied on distributors in close to 40 countries. The sales efforts for these products still rely on these entities, including the worldwide distributors.

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

Following the criteria above, Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allow us to recognize the related revenue on an accrual basis under U.S. GAAP. For the three months ended March 31, 2017 and 2016, 34% and 32%, respectively, of our AlloMap revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded and, for a portion of our tests, we may never realize revenue.

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

Contractual Obligations

		Payments Due by Period
		Remainder of	Fiscal 2018	Fiscal 2020	Fiscal 2023
	Total	2017	to 2019	to 2022	and Beyond
	(in thousands)
Debt obligations	$39,244	$4,076	$28,013	$7,155	$—
Deferred purchase consideration	5,749	5,749	—	—	—
Operating lease obligations	7,687	1,615	4,077	1,995	—
Payments to Illumina for Conexio	1,124	594	530	—	—
Capital lease obligations	69	39	30	—	—
Software purchase commitment	249	149	100	—	—
Service commitments	69	45	17	7	—
Total	$54,191	$12,267	$32,767	$9,157	$—

On March 15, 2017, we completed a $27.8 million convertible debt financing with institutional investors for net proceeds of $24.0 million.  The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank and we are required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to us to fund our operations or repay indebtedness.  We intend to use the remaining net proceeds for continuing operations and to fund the commercialization of AlloSure.  The Debentures mature of February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of our common stock at a price of $4.56 per share, or the Conversion Price, at the holder’s option.  The Debentures include warrants to purchase up to an aggregate of 1,250,000 shares of our common stock.  The warrants have an exercise price of $5.00 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022.

Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us for the acquisition of Allenex was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Majority Shareholders by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on our obligations to the Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full.

Pursuant to the terms of promissory notes that Allenex issued to FastPartner AB, we owe principal totaling SEK 15,400,000, or approximately $1.7 million in U.S. dollars. Interest accrues on the notes at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full. This debt was outstanding as of March 31, 2017 and is payable in a lump sum on July 1, 2017. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner AB, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013, or the Intercreditor Agreement, until the Term Loan Facility is repaid, FastPartner AB may not demand or receive payment of its subordinated promissory notes, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory notes, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner AB. FastPartner AB is one of the three Majority Shareholders and a related party to us.

Pursuant to the terms of a promissory note that Allenex issued to Mohammad Al Amoudi, we owe principal in the amount of SEK 10,600,000, or approximately $1.2 million in U.S. dollars. Interest accrues on the note at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full. This debt was outstanding as of March 31, 2017 and is payable in a lump sum on July 1, 2017. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of his subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to Mohammad Al Amoudi. Mohammed Al Amoudi is affiliated with Midroc Invest AB and Xenella Holding AB, which are two of the three Majority Shareholders. Mohammed Al Amoudi is a related party to us.

Pursuant to the terms of a loan agreement, as amended, that Allenex entered into with SSP Primers Aktieboulag, SEK 10,000,000, or approximately $1.1 million in U.S. dollars, was outstanding as of March 31, 2017, and is payable on February 28, 2018.

Pursuant to the Term Loan Facility, SEK 62,000,000, or approximately $6.9 million in U.S. dollars, was outstanding as of March 31, 2017, and this will be paid through quarterly payments of SEK 3,000,000, or $0.3 million in U.S. dollars in September and December of 2017 and March and June of 2018. The remaining balance of SEK 53,000,000, or approximately $5.9 million in U.S. dollars, is due in June 2018. Notwithstanding the repayment schedule provided by the Term Loan Facility, the full outstanding balance was reclassified to current liabilities due to the insufficient working capital in Allenex.

A quarterly debt covenant in the Term Loan Facility relating to maintaining an adequate leverage ratio was violated in June 30, 2016 and September 30, 2016. We obtained waivers from Danske for the violations of the debt covenant at June 30, 2016 and September 30, 2016. The debt covenant leverage ratio for December 31, 2016 and future periods was amended on March 27, 2017. We were in compliance with the amended debt covenants at December 31, 2016.  We were not in compliance with the amended debt covenant leverage ratio at March 31, 2017 and for this reason, and the continuing liquidity matters, the long-term debt due to Danske is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.  Additionally, if the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate.

Pursuant to a short term credit facility that Allenex entered into with Danske, we have total available credit of SEK 10,000,000, or approximately $1.1 million in U.S. dollars. As of March 31, 2017, our outstanding balance was approximately SEK 4,400,000, or approximately $0.5 million in U.S. dollars, and pursuant to a quarterly roll-over provision is due on June 30, 2017.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $12.2 million and $23.8 million at March 31, 2017 and 2016, respectively, which consisted of bank deposits and money market funds. Additionally, we had debt of $32.4 million and $15.8 million as of March 31, 2017 and 2016, respectively. Most of our current debt arrangements bear a daily floating rate. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates, which is approximately a 10% increase or decrease, as applicable, in the cost of borrowing, during any of the periods presented would have an approximate impact of $0.2 million on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

Since 2014, our AlloMap test has been offered in Europe through our agreement with Diaxonhit. From 2014 to August 2015, our AlloMap test was offered in Canada through our agreement with LifeLabs Medical Laboratory Services. Payments to us under these agreements are denominated in U.S. dollars.

Following the acquisition of Allenex on April 14, 2016, with operations in Sweden, Australia and other countries in Europe, we are subject to significant foreign currency exposures, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in Swedish Krona, the Euro, the Australian dollar and to a lesser extent in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona and the Euro, which is also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at March 31, 2017, would have negatively impacted our annual financial results by $2.0 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. During the year ended December 31, 2016, we identified the following four material weaknesses in our internal control over financial reporting:

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

Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. GAAP.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of our common stock, you also should carefully review and consider the information contained in our other reports and periodic filings that we make with the Securities and Exchange Commission, or the SEC, including, without limitation, the information contained under the caption Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed on April 21, 2017 with the SEC, which is incorporated herein by reference. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations.

Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed with the SEC on April 21, 2017.

Risks Related to Our Business

*We have a history of losses, and we expect to incur net losses for the next several years.

We have incurred substantial net losses since our inception, and we expect to continue to incur additional losses for the next several years. For the three months ended March 31, 2017, our net loss was $5.6 million. As of March 31, 2017, we had an accumulated deficit of $218.1 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

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

* We will require additional financing.

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

On March 15, 2017, we completed a convertible debt financing with institutional investors for net proceeds of $24.0 million. The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank and we are required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to us to fund our operations or repay indebtedness. We intend to use the remaining net proceeds for continuing operations and to fund the commercialization of AlloSure.  The Debentures mature on February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of our common stock at a price of $4.56 per share, or the Conversion Price, which is subject to change upon the occurrence of certain transactions, at the holder’s option. The Debentures include warrants to purchase up to an aggregate of 1,250,000 shares of our common stock.  The warrants have an exercise price of $5.00 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022.  After September 1, 2017, upon the satisfaction of certain conditions, including the volume weighted average price of our common stock exceeding 250% of the Conversion Price for twenty consecutive trading days, we can require that the Debentures be converted into shares of our common stock, subject to certain limitations. Commencing on March 1, 2018, each of the holders of the Debentures will have the right, at its option, to require us to redeem up to $937,500 of the outstanding principal amount of its Debenture per month. We will be required to promptly, but in any event no more than one trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 88% of the average of the three lowest volume weighted average prices of our common stock over the prior 20 trading days, (b) 88% of the prior trading day’s volume weighted average price, or (c) the Conversion Price.

After either a Change of Control Transaction, as defined in the Debentures, or February 28, 2018, subject to the satisfaction of certain conditions, we may redeem all of the then outstanding principal amount of the Debentures for cash by paying the outstanding principal balance, accrued and unpaid interest, and a payment premium. The payment premium will be calculated by multiplying the outstanding balance and the following percentage: (i) 15% if the Debentures are prepaid on or prior to March 1, 2018, (ii) 8% if the Debentures are prepaid after March 1, 2018 but prior to March 1, 2019, and (iii) 5% if the Debentures are prepaid on or after March 1, 2019.  We may only opt for payment in shares of our common stock if certain conditions are met, and any repayments made through the issuance of common stock will result in dilution to our existing stockholders. Our obligations under the Debentures can be accelerated upon the occurrence of certain events of default as specified in the agreement, including any failure to deliver cash or shares if any holder of the Debentures elects to require us to redeem a Debenture. In the event of default and acceleration of our obligations, we would be required to pay (i) 115% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated on or prior to March 1, 2018, (ii) 108% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated after March 1, 2018, but prior to March 1, 2019, and (iii) 105% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated on or after March 1, 2019.

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

We believe that our cash and cash equivalents of $12.2 million at March 31, 2017 and expected revenues will not be sufficient to allow us to fund our current operations beyond June 30, 2017. As a result of our obligations and lack of immediately available financial resources, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, and/or refinance our Allenex indebtedness in the near term, we will be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016, included a “going concern” explanatory paragraph indicating that our recurring losses from operations and need for additional capital raise substantial doubt about our ability to continue as a going concern.

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

*As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we are currently ineligible to file new short form registration statements on Form S-3, and we are unable to access our existing Registration Statement on Form S-3 for sales of securities by us, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

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

As a result of our failure to timely file our Annual Report on Form 10-K for year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we are currently ineligible to file new short form registration statements on Form S-3 and we are unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act using our currently effective Registration Statement on Form S-3 (File No. 333-206277). As a result, we are currently unable to conduct an “at the market” offering pursuant to our August 2015 Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. In addition, if we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. In addition, our inability to conduct an offering “off the shelf” may require us to offer terms that may not be advantageous (or may be less advantageous) to us or may generally reduce our ability to raise capital in a registered offering. If we are unable to raise capital through a registered offering, we would be required to conduct our financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under rules of The NASDAQ Stock Market LLC.

Assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is May 1, 2018.

*We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.

For the three months ended March 31, 2017, payments from Medicare for AlloMap represented 41% of post-transplant testing revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

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

A majority of our revenue is currently dependent on sales of AlloMap for heart transplant recipients and secondarily from sales of Olerup products for pre-transplant matching of donors and recipients. We expect that sales of AlloMap and Olerup products will account for a substantial portion of our revenue for at least the next two years. Although we are in the process of commercializing AlloSure, our dd-cfDNA-based solution for solid organ transplant recipients, and QTYPE for more rapid testing of pre-transplant organs and tissues, even if we are successful in developing these new tests, we expect that adoption will take many quarters, during which our financial results will depend on the performance of our existing solutions and tests. Although we are in the process of commercializing AlloSure for kidney transplant recipients - the first group of patients for which the test will be available - even if we are successful in developing this test, we do not expect to receive approval for reimbursement of this test until the third quarter of 2017, which will drive its value as a contributor to our revenue stream, for at least the next several fiscal quarters. If we are unable to increase sales of AlloMap or Olerup products or successfully develop and commercialize other solutions, tests or enhancements, such as QTYPE, which was commercially launched at the end of September 2016, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

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

*If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of additional diagnostic solutions by us may be delayed and, as a result, our business will suffer and our stock price may decline.

From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed with the SEC on April 21, 2017. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.

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

During the first quarter of 2017, AlloMap was used in 113 of the approximately 122 heart transplant management centers in the United States. However, not all clinicians in these centers are currently using our test. In order for AlloMap sales to grow, we must continue to market to and educate clinicians and administrators at treatment centers that have used our test to increase the number of clinicians ordering our test, the number of recipients tested and the number of tests per recipient. In addition, we must actively solicit additional treatment centers to establish policies and procedures for ordering our test and to encourage clinicians at those centers to incorporate our test into their standard clinical practice. Some of the challenges that our sales team must overcome include explaining the clinical benefits of AlloMap, which is a highly technical product, and changing a 30-year patient management paradigm of using biopsy as the basis of transplant recipient monitoring.

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

Historically, our financial results have been, and we expect that our operating results will continue to be, subject to quarterly fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

•	our ability to successfully market and sell AlloMap and Olerup SSP and SBT products;
•	our ability to commercialize new diagnostic solutions and tests such as AlloSure and QTYPE, which was commercially launched at the end of September 2016;
•	the amount of our research and development expenditures;
•	the timing of cash collections from third-party payers;
•	the extent to which our current test and future solutions, if any, are eligible for coverage and reimbursement from third-party payers;
•	the process of integrating new acquisitions, such as Allenex, and the associated potential disruption to our business;
•	changes in coverage and reimbursement or in reimbursement-related laws directly affecting our business;
•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved or that otherwise may affect our intellectual property position;
•	announcements by our competitors of new or competitive products;
•	regulatory or legal developments affecting our test or competing products;
•	total operating expenses; and
•	changes in expectation as to our future financial performance, including financial estimates, publications or research reports by securities analysts.

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

For the three months ended March 31, 2017 versus March 31, 2016, our testing revenue increased from $6.5 million to $7.9 million, which represents an increase of 22%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these recipient samples. Should a carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our recipient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to receive and process recipient samples on a timely basis.

Our ability to commercialize the diagnostic solutions that we develop is dependent on our relationships with laboratory services providers and their willingness to support our current and future solutions.

We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our Brisbane, California laboratory. Our business will suffer if these service providers do not support AlloMap or the other solutions that we may develop. For example, these laboratories may determine that the effort to process the samples for our solutions requires too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.

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

Our existing debt agreements with JGB Collateral LLC and certain of its affiliates, or JGB, and Danske contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times, achieving commercialization of AlloSure by a certain date, achieving certain gross profit targets for sales of our AlloMap product, a minimum cash flow to debt service ratio and maximum leverage and solvency ratios and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. For example, as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2016 by April 17, 2017, we breached our obligation under our purchase agreement with JGB to make all required Exchange Act filings with the SEC on a timely basis. On May 3, 2017, JGB waived any claim under the SPA with respect the late filing of the Form 10-K. In addition, because we did not file a registration statement with the SEC registering for resale the common stock underlying the securities issued to JGB in the financing, commencing April 18, 2017 we began accruing liquidated damages payable to JGB at a rate of approximately $7,000 per day, which damages accrued at the same rate on a daily basis until the registration statement was filed with the SEC on April 26, 2017. On May 3, 2017, JGB waived any claim under our purchase agreement with JGB with respect to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2016 and any claim or right to receive liquidated damages for the late filing of the registration statement. Additionally, as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 by May 22, 2017, we again breached our obligation under our purchase agreement with JGB to make all required Exchange Act filings with the SEC on a timely basis. Under the terms of our agreements with JGB, an event of default shall be deemed to have occurred if there is a material breach under the SPA, which is not cured, if possible to cure, within 15 trading days following notice of a breach sent by JGB to us.

A quarterly debt covenant in the Term Loan Facility relating to maintaining an adequate leverage ratio was violated in June 30, 2016 and September 30, 2016. We obtained waivers from Danske for the violations of the debt covenant at June 30, 2016 and September 30, 2016. The debt covenant leverage ratio for December 31, 2016 and future periods was amended on March 27, 2017. We were in compliance with the amended debt covenants at December 31, 2016.  We were not in compliance with the amended debt covenant leverage ratio at

March 31, 2017 and for this reason, and the continuing liquidity matters, the long-term debt due to Danske is classified as a current liability in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.  Additionally, if the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under our debt agreements.

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

*Changes in, or interpretations of, accounting rules and regulations could result in unfavorable accounting changes or require us to change our compensation policies.

Accounting methods and policies for diagnostic companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Quarterly Report on Form 10-Q. In addition, the preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Any changes or modifications to the methodology used for determining our estimates, assumptions and forecasts could have a material adverse effect on our business, financial condition and results of operations.  Further, we will be required to adopt Financial Accounting Standards Board Accounting Standards Updates related to revenue recognition in January 2018, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Acquisitions

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

*Intangibles, including goodwill, acquired in connection with acquisitions may subsequently be impaired and, if so, could increase our net accumulated deficit.

We are accounting for the business combination with Allenex under the acquisition method of accounting in accordance with United States generally accepted accounting principles, or U.S. GAAP. The purchase price of Allenex was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that were acquired from Allenex. The excess of the purchase price over Allenex’s net assets and intangibles was allocated to goodwill when acquired.  We determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. Accordingly, we recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in Allenex. For information about this $2.0 million charge, see Note 6 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  We are also accounting for the business combination with ImmuMetrix in 2014 under the acquisition method of accounting. We have $12.0 million of goodwill on our balance sheet generated in connection with our acquisitions of ImmuMetrix.

Under U.S. GAAP, we are required to evaluate our goodwill and indefinite-lived intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable; specifically, we are required to evaluate whether the intangible assets and goodwill as a result of the acquisition of ImmuMetrix continues to have a fair value that meets or exceeds the amounts recorded on our balance sheet. We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if impairment indicators are present. If the fair values of such assets decline below their carrying value on the balance sheet, we may be required to recognize an impairment charge related to such decline. In connection with our annual goodwill assessment on December 1, 2016, we performed step one of our annual goodwill impairment test and determined that the fair value of the Olerup reporting unit was $1.7 million, which was lower than its carrying value. A reduction in our forecasted revenue and operating results for the Olerup reporting unit was the primary cause of the reduction in fair value as compared with our forecast as of the acquisition of Allenex in April 2016.  Our forecasted revenues and operating results were adversely impacted by an earlier-than-expected market adoption of NGS and/or q-PCR technology and increased competition from other companies that compete with or will compete with our pre-transplant products. We then were required to perform the second step of the two-step process for the Olerup reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities, using a present value analysis, in order to determine an implied fair value of goodwill. Based on our analysis, the implied fair value of the goodwill was lower than the carrying value of the Olerup reporting unit. Based on the results of the impairment test, we recorded an impairment charge of $13.0 million of Allenex’s goodwill. For information about this $13.0 million impairment charge, see Note 6 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed with the SEC on April 21, 2017.

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

Successful commercialization of AlloMap and AlloSure depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals. We do not recognize revenue for test results delivered without a contract for reimbursement, or an established coverage policy and a history of payment. Revenue for AlloMap is recognized on a cash basis if the conditions for recognizing revenue on an accrual basis are not met. For the three months ended March 31, 2017 and 2016, approximately 34% and 32%, respectively, of our AlloMap revenue was recognized on a cash basis.

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

There have been recent public announcements by members of the U.S. Congress and President Trump and his administration regarding their plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal or replacement of the Affordable Care Act or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. Additionally, annual federal budget negotiations frequently include healthcare payment reform measures impacting clinical laboratory payments. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloMap. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloMap and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.

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

We were inspected as part of the customary College of American Pathologists audit in 2016 and recertified under the CLIA as a result of passing that inspection. We expect the next regular inspection under CLIA to occur in 2018. If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform AlloMap testing, which would limit our revenues and materially harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.

If the FDA’s recently published draft guidance setting forth a comprehensive regulatory scheme for laboratory-developed tests, or LDTs, becomes final, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval for those solutions.

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

On July 31, 2014, the FDA notified Congress (as required by the Food and Drug Administration Safety and Innovation Act of 2012) of its intent to publish a proposed and comprehensive risk-based framework for the regulation of LDTs. The notice to Congress provides the anticipated details and proposed timing of the implementation of the draft guidance and regulatory framework, including the requirement for premarket review and approval for higher-risk LDTs, such as our planned cell-free DNA solutions for heart, kidney and other organs. Such guidance, if and when finalized, could significantly impact the timing, availability and reimbursement of our future products, and will require us to modify our business model in order to maintain compliance with these new laws. For our cell-free DNA test and all similar testing solutions, we could be required to conduct additional clinical trials to clinically validate our test, and submit to the FDA a pre-market approval application, or PMA, or 510(k) clearance application and obtain approval or clearance for the test. We cannot predict the ultimate timing or form of any FDA final guidance or regulation of LDTs, or when we must obtain regulatory approval or clearance for our LDT solutions. There can be no assurance that any of our solutions or additional uses of solutions for which we will seek clearance or approval in the future will be cleared or approved on a timely basis, or at all, nor can there be any assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our current and future solutions. Moreover, any new FDA requirements could conflict with CLIA requirements and thereby complicate our compliance efforts.

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

* Our competitive position depends on maintaining intellectual property protection.

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

As of March 31, 2017, we had 16 issued U.S. patents related to autoimmunity and transplant rejection. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of IMX, we obtained an exclusive license from Stanford University to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From March 31, 2016 to March 31, 2017, our stock price ranged from $1.31 to $6.08 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, and entities affiliated with them, beneficially own in the aggregate approximately 69% of our common stock as of March 31, 2017. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We enhanced our U.S. finance and accounting systems, procedures and controls at the beginning of 2016 and acquired Allenex on April 14, 2016. We need to implement new and additional finance and accounting systems, procedures and controls for Allenex and as we grow our business and organization and to satisfy internal control and reporting requirements. We previously identified a material weakness in our internal control over financial reporting related to an entity acquired in 2014, which was remedied. However, as of March 31, 2017 and December 31, 2016, we identified the following four material weaknesses in our internal control over financial reporting relating to: (i) certain areas of our financial statement close process, specifically with respect to an incorrect classification of the deferred consideration payable to the Majority Shareholders within our statement of cash flows following the Allenex acquisition, ensuring that our bonus accrual and contingent liability balances were accurate, ensuring the proper application of foreign exchange rates in our consolidation process, and ensuring the proper review of terms and conditions of a debt agreement, (ii) a failure to design and implement transaction level or management review controls for the oversight, integration and consolidation of the acquired entities or controls to assess the completeness and accuracy of information, including key inputs and assumptions used by third party specialists, used in estimating the fair value of assets acquired and liabilities assumed, (iii) a failure to properly apply the revenue recognition criteria to certain contractual arrangements with payers, specifically with respect to controls over the proper analysis and review of the terms and conditions of contractual arrangements and controls over the review of our aged accounts receivables, and (iv) a failure in the design and implementation of controls over our accounting for inventory overhead absorption. We have prepared a preliminary remediation plan to address the underlying causes of the material weaknesses described above. We cannot assure you that the measures we have taken to date or any measures we may take in response to these material weaknesses in the future will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

On March 15, 2017, we entered into a Securities Purchase Agreement, or the SPA, with certain purchasers, each, a Purchaser and collectively, the Purchasers, pursuant to which, on March 15, 2017, we sold, in a private placement transaction, for an aggregate purchase price of $25 million, $27.78 million in aggregate principal amount of Senior Secured Debentures, or the Debentures, and warrants, or the Warrants, to purchase up to an aggregate of 1,250,000 shares of our common stock. We issued the Debentures and the Warrants to the Purchasers in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. We relied on this exemption from registration for private placements based in part on the representations made by the Purchasers, including representations with respect to each Purchaser’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and each Purchaser’s investment intent.

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

CAREDX, INC.
(Registrant)

Date: June 9, 2017	By:	/s/ Peter Maag
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Bell
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Stock Certificate.

4.2(4)

Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.

4.3(5)	Form of Warrant.

4.4(6)	Form of 9.5% Original Issue Discount Senior Secured Debenture issued to the Purchasers on March 15, 2017.

4.5(7)	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.

4.6(8)	Registration Rights Agreement dated March 15, 2017 between CareDx, Inc. and the Purchasers.

10.1(9)	Second Amendment to Conditional Share Purchase Agreement between CareDx, Inc. and Midroc Invest AB, dated as of January 20, 2017.

10.2(10)	Second Amendment to Conditional Share Purchase Agreement between CareDx, Inc. and FastPartner AB, dated as of January 20, 2017.

10.3(11)	Second Amendment to Conditional Share Purchase Agreement between CareDx, Inc. and Xenella Holding AB, dated as of January 20, 2017.

10.4(12)	Securities Purchase Agreement dated March 15, 2017 between CareDx, Inc. and the Purchasers.

10.5(13)	Security Agreement dated March 15, 2017 between CareDx, Inc. and JGB Collateral LLC.

10.6*†	Business Sale Agreement, between CareDx Pty Ltd and Conexio Genomics Pty Ltd, dated as of January 12, 2017.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(8)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 23, 2017.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on January 23, 2017.
(11)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on January 23, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
*	Filed herewith.
**	Furnished herewith.
†	CareDx, Inc. has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.