Form 10-Q
period 2017-06-30
CareDx, Inc.
filed 2017-08-11
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

There were 22,541,668 shares of the registrant’s Common Stock issued and outstanding as of August 8, 2017.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2017	December 31, 2016
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$9,104	$17,258
Accounts receivable	3,005	2,768
Inventory	6,343	5,461
Prepaid and other assets	1,457	1,186
Total current assets	19,909	26,673
Property and equipment, net	2,528	2,931
Intangible assets, net	33,743	33,124
Goodwill	12,005	13,839
Restricted cash	9,553	143
Other assets	—	20
Total assets	$77,738	$76,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,599	$3,065
Accrued payroll liabilities	3,440	3,851
Accrued and other liabilities	4,960	5,320
Accrued royalties	304	263
Deferred revenue	39	42
Deferred purchase consideration	7,004	5,445
Derivative liability	1,000	—
Current debt	33,890	22,846
Total current liabilities	54,236	40,832
Deferred rent, net of current portion	1,113	1,301
Deferred revenue, net of current portion	750	759
Deferred tax liability	5,894	6,057
Long-term debt, net of current portion	—	1,098
Contingent consideration	207	492
Common stock warrant liability	2,203	5,208
Other liabilities	1,349	1,222
Total liabilities	65,752	56,969
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 21,421,016 shares and 21,278,373 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	21	21
Additional paid-in capital	236,617	235,673
Accumulated other comprehensive loss	(2,724)	(3,659)
Accumulated deficit	(222,083)	(212,553)
Total CareDx, Inc. stockholders' equity	11,831	19,482
Noncontrolling interest	155	279
Total stockholders’ equity	11,986	19,761
Total liabilities and stockholders’ equity	$77,738	$76,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Testing revenue	$8,420	$7,249	$16,322	$13,704
Product revenue	3,376	3,475	7,043	3,475
Collaboration, license and other revenue	250	11	265	118
Total revenue	12,046	10,735	23,630	17,297
Operating expenses:
Cost of testing	3,011	2,852	6,068	5,624
Cost of product	2,178	3,056	4,505	3,056
Research and development	3,118	3,143	6,401	6,302
Sales and marketing	3,270	3,356	6,492	5,093
General and administrative	4,132	5,393	10,634	11,070
Goodwill impairment	—	—	1,958	—
Change in estimated fair value of contingent consideration	(64)	(97)	(285)	(310)
Total operating expenses	15,645	17,703	35,773	30,835
Loss from operations	(3,599)	(6,968)	(12,143)	(13,538)
Interest expense	(1,691)	(526)	(2,481)	(783)
Other expense, net	(188)	(274)	(874)	(3,200)
Change in estimated fair value of common stock warrant liability and derivative liability	1,067	(3,165)	5,195	(3,165)
Loss before income taxes	(4,411)	(10,933)	(10,303)	(20,686)
Income tax benefit	376	440	659	440
Net loss	(4,035)	(10,493)	(9,644)	(20,246)
Net loss attributable to noncontrolling interest	(67)	(23)	(114)	(23)
Net loss attributable to CareDx, Inc.	$(3,968)	$(10,470)	$(9,530)	$(20,223)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.19)	$(0.77)	$(0.45)	$(1.58)
Diluted	$(0.19)	$(0.77)	$(0.45)	$(1.58)
Weighted average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	21,412,480	13,568,120	21,378,321	12,768,913
Diluted	21,412,480	13,568,120	21,378,321	12,768,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,035)	$(10,493)	$(9,644)	$(20,246)
Other comprehensive loss:
Foreign currency translation adjustments	670	(1,408)	934	(1,408)
Net Comprehensive loss	(3,365)	(11,901)	(8,710)	(21,654)
Comprehensive loss attributable to noncontrolling interest	(72)	(23)	(124)	(23)
Comprehensive loss attributable to CareDx, Inc.	$(3,293)	$(11,878)	$(8,586)	$(21,631)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(9,644)	$(20,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,821	1,097
Amortization of inventory fair market value adjustment	170	1,225
Stock-based compensation	886	812
Amortization of deferred revenue	(12)	(31)
Amortization of debt discount and noncash interest expense	1,769	56
Revaluation of contingent consideration to estimated fair value	(285)	(310)
Revaluation of common stock warrant liability and derivative liability to estimated fair value	(5,195)	3,165
Non-cash goodwill impairment	1,958	—
Changes in operating assets and liabilities:
Accounts receivable	(152)	(982)
Inventory	252	236
Prepaid and other assets	(189)	845
Accounts payable	422	(336)
Accrued payroll liabilities	(486)	39
Accrued royalties	40	18
Accrued and other liabilities	(751)	2,153
Change in deferred taxes	(542)	—
Net cash used in operating activities	(9,938)	(12,259)
Investing activities:
Purchase of property and equipment	(94)	(276)
Acquisition of business, net of cash acquired	—	(20,567)
Restricted cash collateral on lease	(34)	—
Net cash used in investing activities	(128)	(20,843)
Financing activities:
Proceeds from debt, net of issuance costs	24,002	—
Restricted cash collateral on debt	(9,375)	—
Proceeds from private placement and subsequent financing, net of issuance costs	—	20,619
Proceeds from issuance of common stock under employee stock purchase plan	44	175
Principal payments on debt and capital lease obligations	(12,871)	(232)
Change in bank overdraft obligation	176	(196)
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	1,976	20,375
Effect of exchange rate changes on cash and cash equivalents	(64)	(17)
Net decrease in cash and cash equivalents	(8,154)	(12,744)
Cash and cash equivalents at beginning of period	17,258	29,888
Cash and cash equivalents at end of period	$9,104	$17,144
Supplemental disclosure of cash flow information:
Deferred purchase consideration	$1,064	$5,700
Debt assumed as part of acquisition	$—	$13,421
Conversion of convertible private placement and subsequent financing preferred stock to common stock	$—	$13,064
Common shares issued as part of acquisition	$—	$7,205

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

With the acquisition of CareDx International AB, formerly Allenex AB (“Allenex” or “Olerup”), on April 14, 2016, the Company develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP® is used to type HLA alleles based on the sequence specific primer (“SSP”) technology and has a market in Europe and selected other markets for pre-transplant solutions. The Company also offers Olerup XM-ONE®, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test has primarily been used prior to kidney transplants. With the acquisition of the business assets of Conexio Genomics Pty Ltd (“Conexio”) on January 20, 2017, the Company offers a complete product range for sequence-based typing (“SBT”) of HLA alleles. Olerup SBT ResolverTM is a test kit for sequence based HLA typing, while Assign SBTTM is the companion software for sequence analysis. In 2014, Olerup began active development of a new HLA typing product, Olerup QTYPE® that uses real-time polymerase chain reaction (“PCR”) methodology. Olerup QTYPE® was commercially launched at the end of September 2016.

The Company’s headquarters are in Brisbane, California; primary operations are in Brisbane and Stockholm, Sweden; and the Company operates in two reportable segments.

Liquidity and Going Concern

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements. The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $222.1 million at June 30, 2017. As of June 30, 2017, the Company had cash and cash equivalents of $9.1 million, and $33.9 million of debt outstanding under its debt obligations, net of debt discount.

In March 2017, the Company received net proceeds of $24.0 million in connection with the issuance of a convertible debt obligation to JGB Collateral LLC and certain of its affiliates (“JGB”), of which $11.2 million was used to repay the Company’s outstanding debt obligations to East West Bank. In addition, the convertible debt obligation requires the Company to maintain a minimum of $9.4 million of restricted cash at a named financial institution. These funds are restricted as to withdrawal and are not available to the Company to fund its operations or repay indebtedness. In accordance with the Company’s convertible debt financing agreements, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) registering for resale the shares underlying the securities issued or issuable to JGB in the financing.

A quarterly debt covenant in the Company’s Term Loan Facility Agreement (the “Term Loan Facility”) with Danske Bank A/S (“Danske”) was violated on June 30, 2016 and September 30, 2016. The Company obtained waivers from Danske for the violations of this debt covenant at June 30, 2016 and September 30, 2016. The relevant covenant for December 31, 2016 and future periods was amended on March 27, 2017. The Company was in compliance with all debt covenants at December 31, 2016.  The Company was not in compliance with certain covenants at March 31, 2017 or June 30, 2017 and is seeking waivers from Danske Bank.  If the loan was no longer available or Danske demanded repayment of the debt, the Company may not have sufficient capital to operate.

The Company believes its cash and cash equivalents of $9.1 million at June 30, 2017 and expected revenues will not be sufficient to allow the Company to fund its current operations beyond March 31, 2018. The Company will require additional financing and/or refinancing of its current debt obligations to fund working capital, repay debt and pay its obligations. The Company may pursue financing and refinancing opportunities in both the private and public debt and equity markets through sales of debt or equity securities. Additional financing might include one or more offerings and one or more of a combination of discounted or at-the-market common stock, securities convertible into or exchangeable for shares of common stock, warrants or other rights to purchase or acquire common stock. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. If the Company is unsuccessful in its efforts to raise additional financing and/or refinance the Company’s indebtedness in the near term, the Company will be required to significantly reduce or cease operations.

In connection with the acquisition of Allenex, the Company entered into Conditional Share Purchase Agreements with each of Midroc Invest AB, FastPartner AB (“FastPartner”) and Xenella Holding AB, the former majority shareholders of Allenex (collectively, the “Former Majority Shareholders”), on December 16, 2015, as amended (the “Conditional Share Purchase Agreements”).  Pursuant to the Conditional Share Purchase Agreements, as of June 30, 2017, the Company owed deferred purchase consideration to the Former Majority Shareholders of approximately $6.3 million, including accrued interest, which was due on July 1, 2017.  On July 1, 2017, the Company entered into amendments to the Conditional Share Purchase Agreements with the Former Majority Shareholders, pursuant to which, among other things, the parties agreed to extend the maturity date of a portion of the obligations under the Conditional Share Purchase Agreements to March 31, 2019 (provided that a portion shall be due December 31, 2017 unless converted into shares of common stock prior to such date). In addition, promissory notes issued by Allenex to FastPartner and Mohammed Al Amoudi in an aggregate amount of approximately $4.1 million, including accrued interest (the “Allenex Notes”), were due on July 1, 2017. On July 1, 2017, Allenex entered into new note agreements with each of FastPartner and Mohammed Al Amoudi, pursuant to which, the parties agreed to defer repayment of the amounts owed under the Allenex Notes until March 31, 2019.  See Note 18 for additional detail regarding the agreements described in this paragraph.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers, and sales of Olerup products to distributors, strategic partners and end customers in Europe, Middle East and Africa, the U.S., Latin America and other geographic regions. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the six months ended June 30, 2017 and 2016, approximately 28% and 48%, respectively, of total revenue was derived from Medicare. No other payers represented more than 10% of total revenue for these periods.  At June 30, 2017, Medicare accounted for approximately 26% of accounts receivable. At December 31, 2016, Medicare accounted for approximately 27% of accounts receivable. No other payers or customers represented more than 10% of accounts receivable at either June 30, 2017 or December 31, 2016.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.

Restricted Cash

Under lease agreements for certain facilities and an agreement with the State of Florida Medicaid, the Company must maintain letters of credit, minimum collateral requirements and a surety bond.  These agreements are collateralized by cash. The cash used to support these arrangements is classified as long-term restricted cash on the accompanying balance sheets. Under the Company’s convertible debt financing agreements with JGB, the Company is required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to the Company to fund its operations or repay indebtedness.  The restricted cash used to support the convertible debt facility is classified as long-term restricted cash on the accompanying balance sheet as of June 30, 2017.

Inventory

Inventory is finished goods, work in progress and raw materials and consist of AlloMap reagent plates, laboratory supplies, reagents, and Olerup kits. Inventories are used in connection with tests performed and may also be used for research and product development efforts. Laboratory supplies subsequently designated for research and product development use are expensed. Obsolete or damaged inventories are written off and excluded from the physical inventory. Inventories at our Stockholm, Sweden and Fremantle, Australia locations are stated at the lower of purchased cost, determined on an average cost basis, or net realizable value.  Inventories at our other locations are stated at the lower of purchased cost, determined on a first-in, first-out basis or net realizable value.

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

On March 15, 2017, the Company entered into a Securities Purchase Agreement with JGB, pursuant to which the Company issued Senior Secured Debentures (the “JGB Debt”) and warrants (as described in Note 11).  The Company determined that the Debentures and the warrants were free standing instruments.

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

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved, which the Company believes is consistent with the substance of its performance under its various license and collaboration agreements. The Company did not recognize any revenue connected with milestones during the three and six months ended June 30, 2017 or 2016.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). These amendments provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or (“ASU 2014-09”), which is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard. These ASUs will be effective for the Company in the first quarter of fiscal year 2018. The guidance may be applied (i) retrospectively to each prior period presented, or (ii) retrospectively with the cumulative effect recognized as of the date of adoption. The Company has formed an implementation work team and has commenced the review of its revenue generating contracts and agreements to assess and quantify the impacts the adoption of ASU 2014-09 will have on the Company’s financial position and results of operations. The Company has not yet selected an adoption method for this standard.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its condensed consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecogition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 clarifies the scope of derecognition of assets, defines in substance nonfinancial asset, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. ASU 2017-05 will become effective for all interim and annual reporting periods beginning after December 15, 2018 and may be adopted using a full retrospective or a modified retrospective approach. The Company is required to adopt the amendments in ASU 2017-05 at the same time it adopts the amendments in ASU 2014-09.  The Company does not expect the adoption of ASU 2017-05 to have a material impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The amendments provide guidance about how to account for changes to terms or conditions of a share-based payment award required under modification accounting.  ASU 2017-09 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Any updates will be applied prospectively. The Company does not currently have modifications of share based payments.

3. NET LOSS PER SHARE

Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(3,968)	$(10,470)	$(9,530)	$(20,223)
Net loss attributable to CareDx, Inc. used to compute diluted net loss per share	$(3,968)	$(10,470)	$(9,530)	$(20,223)
Denominator:
Weighted-average shares used to compute basic net loss per share attributable to CareDx, Inc.	21,412,480	13,568,120	21,378,321	12,768,913
Weighted-average shares used to compute diluted net loss per share attributable to CareDx, Inc.	21,412,480	13,568,120	21,378,321	12,768,913
Net loss per share attributable to CareDx, Inc.:
Basic	$(0.19)	$(0.77)	$(0.45)	$(1.58)
Diluted	$(0.19)	$(0.77)	$(0.45)	$(1.58)

The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares of common stock subject to outstanding options	1,898,389	1,842,110	1,898,389	1,842,110
Shares of common stock subject to outstanding common stock warrants	4,509,926	3,279,157	4,509,926	3,279,157
Shares of common stock subject to convertible notes	6,092,105	—	6,092,105	—
Restricted stock units	353,807	285,445	353,807	285,445
Total common stock equivalents	12,854,227	5,406,712	12,854,227	5,406,712

The Company issued 4,630,145 shares of preferred stock pursuant to the Private Placement and Subsequent Financing (as described in Note 12), which were completed on April 14, 2016 and June 15, 2016, respectively. All of the preferred stock was converted to common stock upon receipt of the Requisite Stockholder Approval on June 16, 2016. As of June 30, 2017, there was no preferred stock outstanding. On September 26, 2016, the Company completed an underwritten public offering pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$7,663	$—	$—	$7,663
Liabilities
Contingent consideration	$—	$—	$207	$207
Common stock warrant liability	—	—	2,203	2,203
Derivative liability	—	—	1,000	1,000
Total liabilities	$—	$—	$3,410	$3,410

	December 31, 2016
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$14,497	$—	$—	$14,497
Liabilities
Contingent consideration	$—	$—	$492	$492
Common stock warrant liability	—	—	5,208	5,208
Total liabilities	$—	$—	$5,700	$5,700

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Common Stock Warrant Liability	Derivative Liability	Total
Balance as of December 31, 2016	$492	$5,208	$—	$5,700
Issuance of JGB Debt and warrants	—	900	2,290	3,190
Change in estimated fair value	(285)	(3,905)	(1,290)	(5,480)
Balance as of June 30, 2017	$207	$2,203	$1,000	$3,410

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds - Investments in money market funds are classified within Level 1. At June 30, 2017 and December 31, 2016, money market funds were included on the balance sheets in cash and cash equivalents.

•

Contingent consideration - As of June 30, 2017 and December 31, 2016, the Company had a contingent obligation to issue 227,845 shares of its common stock to the former owners of IMX in conjunction with its acquisition of IMX in June 2014. The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020. The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of achievement of the contractual conditions that would result in the payment of the contingent consideration. The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s estimate at June 30, 2017 and December 31, 2016 of the probability of success. The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded to a component of operating expenses item captioned “change in estimated fair value of contingent consideration” until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

The fair value of the contingent consideration decreased by $0.1 million and $0.3 million in the three and six months ended June 30, 2017, respectively, as a result of the decreases in the fair market value of the Company’s common stock price during the period, partially offset by management’s estimate of the probability of meeting the milestone increasing to 85% at March 31, 2017 from 80% at December 31, 2016. Management’s estimate of the probability of meeting the milestone remained at 85% at June 30, 2017.

•

Common stock warrant liability – As of June 30, 2017, the Company had warrants to purchase 2,978,087 shares of common stock outstanding that it issued to certain accredited investors and its placement agents following the closing of the Private Placement on April 14, 2016 and Subsequent Financing on June 15, 2016 (as described in Note 12). In addition, as of June 30, 2017, the Company had warrants to purchase 1,250,000 shares of common stock outstanding that it issued to JGB following the closing of the convertible debt agreement on March 15, 2017 (as described in Note 11). The common stock warrants are classified as liabilities within Level 3. The Company utilizes a binomial-lattice pricing model (the Monte Carlo simulation model) that involves a market condition to estimate the fair value of the warrants. The application of the Monte Carlo simulation model requires the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. The estimated fair value of the warrants was subsequently remeasured at June 30, 2017, and the change in estimated fair value of common stock warrant liability was recorded on the Company’s condensed consolidated statements of operations.

•

Derivative liability – The JGB Debt (as described in Note 11) includes certain embedded derivatives that require bifurcation, including settlement and penalty provisions. The Company utilizes the Monte Carlo simulation model to estimate the fair value of the compound derivative liability for the measurement at issuance and subsequent remeasurement at June 30, 2017. The application of the Monte Carlo simulation model requires the use of a number of complex assumptions, which included the probability and size of additional financing rounds.

Common Stock Warrant Liability and Derivative Liability Assumptions

	June 30, 2017	December 31, 2016
Private Placement Common Stock Warrant Liability
Stock Price	$1.11	$2.70
Exercise Price[1]	$1.12	$4.00
Remaining term (in years)	5.79	6.29
Volatility	58.00%	51.40%
Risk-free interest rate	1.97%	2.14%
Subsequent Financing Common Stock Warrant Liability
Stock Price	$1.11	$2.70
Exercise Price	$4.00	$4.00
Remaining term (in years)	5.96	6.29
Volatility	58.00%	51.40%
Risk-free interest rate	1.99%	2.14%
Placement Agent Common Stock Warrant Liability
Stock Price	$1.11	$2.70
Exercise Price[1]	$1.12	$3.99
Remaining term (in years)	3.79	4.29
Volatility	67.00%	56.10%
Risk-free interest rate	1.67%	1.77%

	June 30, 2017	March 15, 2017
JGB Common Stock Warrant Liability
Stock Price	$1.11	$2.15
Exercise Price[1]	$4.82	$5.00
Remaining term (in years)	5.21	5.50
Volatility	59.00%	54.00%
Risk-free interest rate	1.90%	2.06%
Derivative Liability
Stock Price	$1.11	$2.15
Remaining term (in years)	2.66	2.96
Volatility	59.00%	54.00%
Risk-free interest rate	1.90%	1.72%
[1] Refer to Note 18 for Amendments to the Conditional Share Purchase Agreements that impacted the exercise price to the Warrants and Debentures.

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

The Company has determined that debt at similar interest rates and terms to its current debt is not currently available to the Company and therefore the Company is unable to calculate the fair value of its debt at June 30, 2017.

5. BUSINESS COMBINATION

Allenex

On April 14, 2016, the Company acquired 98.3% of the outstanding common stock of Allenex. Allenex is a transplant diagnostic company based in Stockholm, Sweden that develops, manufactures, and sells products that help match donor organs with potential recipients prior to transplantation. The acquisition of Allenex created an international transplant diagnostics company with product offerings along the pre- and post-transplant continuum. The combined company has a presence and direct distribution channels in the United States and Europe, with additional third party distributors in Europe and other markets around the world. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by the Company was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Former Majority Shareholders by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of the Company’s common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on the Company’s obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Refer to Note 18 for details regarding the amendments to the Conditional Share Purchase Agreements signed on July 1, 2017.

Of the total cash consideration, $8.0 million of cash payable to the Former Majority Shareholders was deposited into an escrow account by the Company and subsequently invested in the Company by the Former Majority Shareholders through a purchase of the Company’s equity securities in the Subsequent Financing (as described in Note 12). Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived. The Company intends to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. On June 8, 2016, the Company delisted Allenex’s common stock from Nasdaq Stockholm.

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

The fair value of the remaining 1.7% of noncontrolling interest in Allenex was estimated to be approximately SEK 5,100,000, or approximately $0.6 million in U.S. dollars, as of April 14, 2016. The fair value of the noncontrolling interest was determined based on the number of outstanding shares comprising the noncontrolling interest and Allenex’s stock price of SEK 2.48 per share as of the acquisition date. The noncontrolling interest is presented as a component of stockholders’ equity on the Company’s condensed consolidated balance sheets.

Total
Noncontrolling interest at December 31, 2016	$279
Foreign currency effect	(10)
Loss attributable to noncontrolling interest	(114)
Noncontrolling interest at June 30, 2017	$155

Acquisition of assets of Conexio Genomics Pty. Ltd

On January 20, 2017, the Company completed a transaction to acquire Conexio business assets that the Company required in order to continue selling the SBT product line. The Company was the exclusive distributor of the Conexio SBTTM product line for all countries excluding Australia. The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products. The Company will pay, by July 1, 2017, $0.5 million for finished and unfinished goods purchased from Conexio. In addition, the Company will make quarterly payments to Conexio of 20% of the gross revenue from the sale of the SBT line of products using the purchased assets up to an aggregate total of $0.7 million. The Company also assumed all obligations under the lease of the Conexio facilities, and any liabilities for product warranty claims up to $35,000. The Company accounted for this transaction as a business combination.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total
Inventory	$1,040
Property, plant and equipment	97
Intangible assets	155
Goodwill	85
Assumed liabilities	(82)
Total acquisition consideration	$1,295

The following table presents details of the identified intangible assets acquired at the acquisition date (in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Completed technology	$127	9
Customer relationships	28	9
Total	$155

Goodwill recorded from the acquisition of the Conexio business assets is primarily related to expected synergies. The goodwill resulting from the acquisition is not deductible for tax purposes.  The post-acquisition results of operations of the Conexio business assets for the period from January 20, 2017 through June 30, 2017 are included in the Company’s consolidated statement of operations.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Revenue:
Testing revenue	$7,246	$13,698
Product revenue	4,027	7,887
Other revenue	100	288
Total revenue	$11,373	$21,873
Net loss	$(8,809)	$(15,123)
Weighted-average shares used to compute basic net loss per common share	11,835,405	11,824,993
Net loss per common share- basic and diluted	$(0.74)	$(1.28)

The unaudited pro forma financial information for the three and six months ended June 30, 2017 was prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisitions, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results. The pro forma adjustments directly attributable to the acquisition of Allenex exclude acquisition-related expenses of $3.8 million and debt financing costs of $2.9 million relating to a proposed six-month bridge loan with Oberland Capital SA Davos LLC (“Oberland”) that did not materialize, together with the consequential tax effects.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill by reporting unit as of June 30, 2017 (in thousands):

	CareDx	Olerup	Total
Balance as of January 1, 2017
Goodwill	$12,005	$14,855	$26,860
Accumulated impairment losses	—	$(13,021)	(13,021)
	12,005	1,834	13,839
Goodwill acquired	—	85	85
Impairment losses	—	(1,958)	(1,958)
Foreign currency translation adjustments	—	39	39
Balance as of June 30, 2017
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

On January 1, 2017, the Company adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. The new standard simplifies how an entity is required to test goodwill for impairment and reduces the cost and complexity of evaluating goodwill for impairment. The Company determined that the decrease in its market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. The goodwill impairment test determined that the fair value of the Olerup reporting unit was $3.5 million, which was lower than its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in the Olerup reporting unit. The significant assumptions utilized in the March 31, 2017 discounted cash flow analysis for the Olerup reporting unit were a discount rate of 16.6%, a terminal growth rate of 3.2% and a capitalization multiple of 7.48. There were no further indicators of impairment in the three months ended June 30, 2017 and therefore an impairment analysis was not completed at June 30, 2017.

The results of the quantitative test did not result in any impairments of goodwill for the CareDx reporting unit, as the fair value of the reporting unit exceeded its respective carrying value by more than $20 million as of March 31, 2017.

Intangible Assets

The following tables present details of the Company’s intangible assets as of June 30, 2017 (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships: Allenex	$12,650	$(970)	$(570)	$11,110	13.5
Customer relationships: Conexio	28	(1)	—	27	8.6
Customer relationships	12,678	(971)	(570)	11,137
Developed technology: SSP	11,650	(1,076)	(816)	9,758	8.5
Acquired technology: QTYPE	4,510	(146)	(274)	4,090	13.5
Acquired technology: SBT	127	(3)	(1)	123	8.6
Trademarks	2,260	(199)	(76)	1,985	13.5
Total intangible assets with finite lives	31,225	(2,395)	(1,737)	27,093
Acquired in-process technology―dd-cfDNA	6,650	—	—	6,650	—
Total intangible assets	$37,875	$(2,395)	$(1,737)	$33,743

The net carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar. Amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, expenses of $0.4 million and $0.2 million were amortized to cost of product and sales and marketing, respectively.  For the three months ended June 30, 2016, expenses of $0.3 million and $0.2 million were amortized to cost of product and sales and marketing, respectively.  Amortization expense was $1.2 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017, expenses of $0.7 million and $0.5 million were amortized to cost of product and sales and marketing, respectively.  For the six months ended June 30, 2016, expenses of $0.3 million and $0.2 million were amortized to cost of product and sales and marketing, respectively.

Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of product and sales and marketing. Acquired IPR&D of $6.7 million has not reached technological feasibility as of June 30, 2017 and is therefore not subject to amortization. As such, the Company excluded amortization of acquired in-process technology from the future amortization expense table below.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2017 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
Remainder of 2017	$733	$487	$1,220
2018	1,465	973	2,438
2019	1,465	973	2,438
2020	1,465	973	2,438
2021	1,465	973	2,438
2022	1,465	973	2,438
Thereafter	5,914	7,769	13,683
Total future amortization expense	$13,972	$13,121	$27,093

7. INVENTORY

Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$3,158	$4,199
Work in progress	1,896	159
Raw materials	1,289	1,103
Total inventory	$6,343	$5,461

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Clinical studies	$1,375	$1,375
Accrued interest payable on debt	1,009	862
Test sample processing fees	571	524
Professional fees	414	345
Deferred rent – current portion	393	374
Customer overpayment and refund reserve	276	281
Tax, audit and compliance related fees	250	275
Software implementation costs	135	176
Capital leases – current portion	37	68
Debt financing fees	-	600
Other accrued expenses	500	440
Total accrued and other liabilities	$4,960	$5,320

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

Rent expense under the non-cancelable operating leases was $0.4 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively.  Rent expense under the non-cancelable operating leases was $0.9 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively. Future minimum lease commitments under these operating and capital leases at June 30, 2017, are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
Remainder of 2017	$21	$1,094
2018	25	2,116
2019	5	2,068
2020	—	2,027
Total future minimum lease payments	$51	$7,305

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

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the condensed consolidated statements of operations. Royalty expenses in connection with the Roche agreement were $0.3 million for each of the three months ended June 30, 2017 and 2016 and are recorded as a component of cost of testing in the statement of operations. Royalty expenses were $0.6 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

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

Commercial sales of the AlloMap test began in the EEA in June 2014. Total revenues and royalties recognized from this arrangement for the three months ended June 30, 2017 and 2016 were $10,000 and $16,000, respectively. Total revenues and royalties recognized from this arrangement for the six months ended June 30, 2017 and 2016 were $19,000 and $31,000, respectively.

CardioDx, Inc.

In 2005, the Company entered into a services agreement with what at the time was a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license to certain of its intellectual property rights. Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product. The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Initially, the Company recognized royalty revenues when earned.  Commencing with the fourth quarter of 2015, the Company recognizes royalty revenues when payments are received as it was assessed that collection was not reasonably assured prior to receipt of payment. Royalty revenues for the three months ended June 30, 2017 and 2016 were $0.2 million and zero, respectively. Royalty revenues for the six months ended June 30,

2017 and 2016 were $0.2 million and $0.1 million, respectively.  Royalty revenues are included in collaboration and license revenue on the condensed consolidated statements of operations. The Company had no receivable balance from CDX at June 30, 2017 and December 31, 2016.

11. DEBT

Debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
JGB Debt	$21,528	$—
East West Bank Loan	—	12,614
Danske Bank Credit Facility	8,111	7,376
FastPartner Subordinated Promissory Notes	1,818	1,692
Al Amoudi Subordinated Promissory Notes	1,252	1,164
SSP Primers Loan	1,181	—
Current portion of long-term debt	$33,890	$22,846

SSP Primers Loan	—	1,098
Long-term debt, net of current portion	$—	$1,098

Total interest accrued on debt as of June 30, 2017 and December 31, 2016 was $1.0 million and $0.8 million, respectively.

As of June 30, 2017, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2017	$4,569
2018	17,168
2019	11,250
2020	7,155
Total debt maturities	40,142
Less: debt discount and issuance costs	(6,252)
Total debt maturities, net of debt discount and issuance costs	33,890
Less: current portion of long-term debt	(33,890)
Long-term debt, net carrying value	$—

JGB Collateral LLC (“JGB”)

On March 15, 2017, the Company entered into a Securities Purchase Agreement (the “SPA”) with JGB pursuant to which the Company issued Senior Secured Debentures with an aggregate principal amount of $27.8 million (the “Debentures”) and warrants (the “JGB Warrants”) to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock for net proceeds of $24.0 million (the “Financing”). The Company used $11.2 million of the net proceeds from the Financing to repay its existing indebtedness under the Loan Agreement with East West Bank and is required to maintain restricted cash of $9.4 million.

The Debentures mature on February 28, 2020, accrue interest at 9.5% per year and are convertible into an aggregate of approximately 6,092,105 shares of the Company’s common stock at a price of $4.56 per share (the “Conversion Price”), which is subject to adjustment for accrued and unpaid interest and upon the occurrence of certain transactions, at the holder’s option. Additionally, after September 1, 2017, upon the satisfaction of certain conditions, including the volume weighted average price of the Company’s common stock exceeding 250% of the Conversion Price for twenty consecutive trading days, the Company can require that the Debentures be converted into shares of the Company’s common stock, subject to certain limitations. Commencing on March 1, 2018, each of the holders of the Debentures shall have the right, at its option, to require the Company to redeem up to $937,500 of the outstanding principal amount of its Debenture per month. The Company will be required to promptly, but in any event no more than one trading day after the holder delivers a redemption notice to the Company, pay the applicable redemption amount in cash or, at the Company’s election and subject to certain conditions, in shares of the Company’s common stock. If the Company elects to pay the redemption amount in shares of the Company’s common stock, then the shares will be delivered based on a price equal to the lowest of (a) 88% of the average of the three lowest volume weighted average prices of the Company’s common stock over the prior 20 trading days, (b) 88% of the prior trading day’s volume weighted average price, or (c) the Conversion Price.

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

In connection with the Financing, on March 15, 2017, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to prepare and file one or more registration statements with the Securities and Exchange Commission for the purpose of registering for resale any shares of Common Stock that may be issued by the Company upon the conversion or redemption of the Debentures or the exercise of the JGB Warrants.

The Debentures include certain embedded derivatives that require bifurcation, including settlement and penalty provisions. The compound embedded derivative will be re-measured at each reporting period and the change in fair value will be recognized in the consolidated statement of operations. See also Note 4, “Fair Value Measurements”.

The following table summarizes the Company’s carrying value of the JGB Debt (in thousands) on the March 15, 2017 issuance date:

March 15, 2017
Debt principal	$27,780
Less: Issuance cost	(998)
Original issue discount	(2,780)
Original warrant valuation	(900)
Embedded Derivative Liability	(2,290)
Total debt discount	(6,968)
Carrying Value	$20,812

Loan Agreement with East West Bank

On January 30, 2015, the Company entered into the Loan Agreement with East West Bank as the lender (“the Lender”), which provided the Company with a secured term loan facility in an aggregate principal amount of up to $20.0 million. The balance at June 30, 2017 and December 31, 2016 was zero and $12.6 million, respectively.  In March 2017, the Company repaid the amounts outstanding under the loan agreement of $11.2 million.

The loan had no prepayment penalty. Commitment fees were included in debt issuance costs, which were netted against the debt outstanding and are amortized to interest expense using the effective interest method over the term of the loan. Debt extinguishment charges of $0.2 million were recorded in other expense on the Company’s condensed consolidated statement of operations in the six months ended June 30, 2017 upon the repayment of outstanding amounts in March 2017.

Danske Bank Credit Facility

On June 25, 2013, Allenex entered into the Term Loan Facility with Danske in an aggregate principal amount of up to SEK 71,000,000 (approximately $8.4 million in U.S. dollars). The Term Loan Facility is available for utilization in advances of a minimum of SEK 5,000,000 (approximately $0.6 million in U.S. dollars) and if more, integral multiples of SEK 1,000,000 (approximately $0.1 million in U.S. dollars). The interest rate applicable to each advance shall be the percentage rate per annum calculated as the aggregate of (i) Stockholm Interbank Offered Rate (“STIBOR”) (as defined in the Term Loan Facility) and (ii) the Margin (as described in the Term Loan Facility) at 3% conditional on the fulfillment of certain criteria. In March 2015, Allenex entered into a first amendment to the Term Loan Facility, pursuant to which additional loans were granted. In August 2015, Allenex entered into a second amendment to the Term Loan Facility, pursuant to which the term of the Term Loan Facility was extended. In December 2015, Allenex entered into a waiver and amendment agreement relating to the Term Loan Facility, pursuant to which the change of control provision was waived and amended. In March 2016, Allenex entered into another amendment to the Term Loan Facility, which modified the repayment schedule for advances under the Term Loan Facility. Under this Term Loan Facility, SEK 62,000,000 (approximately $7.3 million in U.S. dollars) was outstanding as of June 30, 2017, and this will be paid through quarterly payments of SEK 3,000,000, or $0.4 million in September and December of 2017 and March 2018. The remaining balance of SEK 53,000,000, or approximately $6.2 million in U.S. dollars) is due in June 2018.

On June 18, 2015, Allenex also entered into a short term credit facility with Danske with total available credit of SEK 8,000,000 (approximately $0.9 million in U.S. dollars). As of August 4, 2016, the available credit under the short term credit facility with Danske was increased to SEK 10,000,000 (approximately $1.2 million in U.S. dollars). As of June 30, 2017, the total outstanding balance due to Danske under the short term credit facility was SEK 6,700,000 (approximately $0.8 million in U.S. dollars), and pursuant to a quarterly roll-over provision is due on September 30, 2017.

A quarterly debt covenant in the Term Loan Facility was violated on June 30, 2016 and September 30, 2016. The Company obtained waivers from Danske for the violations of this debt covenant at June 30, 2016 and September 30, 2016. The relevant covenant for December 31, 2016, and future periods, was amended on March 27, 2017. The Company was in compliance with all debt covenants at December 31, 2016.  The Company was not in compliance with certain covenants at March 31, 2017 or June 30, 2017 and is seeking waivers from Danske Bank.  If the loan was no longer available or Danske demanded repayment of the debt, the Company may not have sufficient capital to operate.

FastPartner Subordinated Promissory Notes

On June 28, 2013, Allenex issued a SEK 9,400,000 (approximately $1.1 million in U.S. dollars) subordinated promissory note to FastPartner AB (“FastPartner”), which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30 and subject to working capital requirements that had not been met in fiscal years 2016 and 2015. The full amount of the promissory note was outstanding as of June 30, 2017 and December 31, 2016 and was due July 1, 2017. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013 (the “Intercreditor Agreement”), until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner.

On December 29, 2015, Allenex issued a SEK 2,000,000 (approximately $0.2 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which had an initial maturity date of December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met in fiscal years 2016 and 2015. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner. The full amount of the subordinated promissory note was outstanding as of June 30, 2017 and December 31, 2016 and was due July 1, 2017.

On March 7, 2016, Allenex issued a SEK 4,000,000 (approximately $0.5 million in U.S. dollars) subordinated promissory note to FastPartner, a related party, which had an initial maturity date of December 31, 2016 and has an annual interest rate of 10.00%. Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met during the year ended December 31, 2016. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner. The full amount of the subordinated promissory note was outstanding as of June 30, 2017 and December 31, 2016 and was due July 1, 2017.

On July 1, 2017, the Company entered into a note agreement with FastPartner (the “FastPartner Note Agreement”) pursuant to which, among other things, Allenex and FastPartner agreed that all amounts owed under the above subordinated promissory notes would be governed by the FastPartner Note Agreement and to defer repayment of the principal outstanding amount plus accrued interest until March 31, 2019.  Refer to Note 18 for details regarding the FastPartner Note Agreement. FastPartner is also a stockholder of the Company and is considered a related party (See Note 17).

Mohammed Al Amoudi Subordinated Promissory Note

On June 28, 2013, Allenex issued a SEK 10,600,000 (approximately $1.3 million in U.S. dollars) subordinated promissory note to Mohammed Al Amoudi, which provides for an annual interest rate of 10.00%. Principal payments of SEK 1,000,000 (approximately $0.1 million in U.S. dollars) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30, subject to meeting certain requirements for working capital. The promissory note had an initial maturity date of June 28, 2016. On December 31, 2016, the maturity date was extended until July 1, 2017. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of his subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. The full amount of the promissory note was outstanding as of June 30, 2017 and December 31, 2016. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to Mohammed Al Amoudi. Mohammed Al Amoudi is also a stockholder of the Company and is considered a related party (See Note 17).

On July 1, 2017, the Company entered into a note agreement with Mohammed Al Amoudi (the “Al Amoudi Note Agreement”) pursuant to which, among other things, Allenex and Mohammed Al Amoudi agreed to defer repayment of the principal amount outstanding under the note plus accrued interest until March 31, 2019.  Refer to Note 18 for details regarding the Al Amoudi Note Agreement.

Loan Agreement with SSP Primers Aktieboulag

On February 25, 2015, Allenex entered into a SEK 14,000,000 (approximately $1.7 million in U.S. dollars) loan agreement with SSP Primers Aktieboulag, pursuant to which SEK 4,000,000 (approximately $0.5 million in U.S. dollars) was paid on March 7, 2016 and SEK 10,000,000 (approximately $1.2 million in U.S. dollars) is payable on February 28, 2018. The loan amount outstanding as of June 30, 2017 and December 31, 2016 is SEK 10,000,000 (approximately $1.2 million in U.S. dollars) and has an annual interest rate of 10% on SEK 5,000,000 and 3% on the remaining SEK 5,000,000.

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

Concurrent to the Private Placement, the Company also entered into Commitment Letters pursuant to which the Former Majority Shareholders agreed to purchase the Company’s equity securities in a subsequent financing, which was completed on June 15, 2016 (the “Subsequent Financing”). In the Subsequent Financing, the Company issued to the Former Majority Shareholders 334,169 Units, which consisted of (i) an aggregate of 334,169 shares of common stock, (ii) an aggregate of 1,670,845 shares of Series A Preferred that were all converted into shares of the Company’s common stock upon obtaining the Requisite Stockholder Approval on June 16, 2016, and (iii) 1,002,507 warrants, each of which is exercisable for one share of the Company’s common stock. The aggregate gross proceeds to the Company from the Subsequent Financing were $8.0 million.

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

13. WARRANTS

Private Placement, Placement Agent and Subsequent Financing Warrants

The warrants issued in the Private Placement and the Placement Agent Warrants (as described in Note 12) are considered free standing instruments that are contingently redeemable and classified as liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2016 and June 30, 2017. The warrants became exercisable to purchase common stock after the Company obtained the Requisite Stockholder Approval on June 16, 2016. Upon the closing of the Private Placement on April 14, 2016, the Company recorded an estimated fair value of $3.3 million relating to warrants to purchase 1,975,580 shares of common stock that were issued in the Private Placement. The warrants were comprised of warrants to purchase 1,775,580 shares of common stock that were issued to certain accredited investors measured at an estimated fair value of $3.0 million, and Placement Agent Warrants to purchase 200,000 shares of common stock measured at an estimated fair value of $0.3 million. The Placement Agent Warrants were issued for services performed by placement agents as part of the Private Placement and were treated as equity issuance costs and were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheets to offset the Private Placement proceeds allocated to the Series A Preferred and common stock.

Additional warrants were issued on June 15, 2016 to the Former Majority Shareholders upon the closing of the Subsequent Financing (as described in Note 12). The warrants issued in the Subsequent Financing were also considered free standing instruments being accounted for using the same methodology as described above. On June 15, 2016, the Company recorded an estimated fair value of $1.7 million for warrants to purchase an aggregate of 1,002,507 shares of common stock issued in the Subsequent Financing.

The initial total estimated fair value of the warrant liability was $5.0 million following the closing of the Private Placement, the issuance of Placement Agent Warrants and the closing of the Subsequent Financing. As of December 31, 2016 the total estimated fair value of the warrant liability was $5.2 million and as of June 30, 2017, the total estimated fair value of the warrant liability was $1.8 million.  The corresponding remeasurement income for the three and six months ended June 30, 2017, $0.5 million and $3.4 million, respectively, was recorded in change in estimated fair value of common stock warrant and derivative liabilities on the Company’s condensed consolidated statement of operations.

In connection with the issuance of shares to the Former Majority Shareholders, the exercise prices of the warrants issued in connection with the Private Placement were adjusted from $4.00 and $3.99 per share, respectively, to $1.12 per share.  Refer to Note 18 for an explanation of changes to these warrants effective July 3, 2017 and also Note 4, “Fair Value Measurements”.

JGB Debt Warrants

In connection with the issuance of the JGB Debt (as described in Note 11), the Company issued the JGB Warrants to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock. The exercise price of the JGB Warrants is $5.00 per share, and the JGB Warrants are exercisable from September 16, 2017 through September 15, 2022.  The initial estimated fair value of the warrant liability was $0.9 million.  As of June 30, 2017, the estimated fair value of the warrant liability was $0.4 million.  The corresponding remeasurement income for the three and six month periods ended June 30, 2017 was $0.1 million and $0.5 million, respectively, recorded in change in estimated fair value of common stock warrant liability and derivative liability on the Company’s condensed consolidated statement of operations.

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

Pursuant to an agreement with the Former Majority Shareholders, the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,250,000 shares to 1,269,679 shares and the exercise price of the JGB Warrants decreased from $5.00 to $4.82 per share.  Refer to Note 18 for an explanation of changes to these warrants effective July 3, 2017 and also to Note 4, “Fair Value Measurements.”

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

As of June 30, 2017, outstanding warrants to purchase Common Stock were:

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

(d)	Issued on March 15, 2017 in connection with the JGB Debt.

Refer to Note 18 for an explanation of changes to these warrants effective July 3, 2017.

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

Upon its IPO, the Company reserved 838,695 shares of common stock for issuance under a new 2014 Equity Incentive Plan (“2014 Plan”). The shares reserved for issuance under the 2014 Plan also include shares returned to the 2008 Plan as the result of expiration or termination of options, provided that the maximum number of shares that may be added to the 2014 Plan thereby is limited to a maximum of 865,252 shares. The number of shares available for issuance under the 2014 Plan will also include an annual increase on the first day of each year beginning in 2014, equal to the least of:

•	357,075 shares (subject to adjustment for stock splits, stock dividends, recapitalizations or similar transactions);
•	4.0% of the outstanding shares of common stock as of the last day of the immediately preceding year; or
•	such other number of shares as the Company’s board of directors may determine.

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

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes option and unvested RSU activity under the plans and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2016	365,074	1,792,286	$6.15	306,245	$5.69
Additional options authorized	357,075	—		—
Restricted stock grants	(54,188)	—		—
RSUs granted	(182,500)	—		182,500	2.30
RSUs forfeited	65,510	—		(65,510)	4.40
RSUs vested	—	—		(69,428)	5.83
Options granted	(358,600)	358,600	1.93	—
Options exercised	—	—		—
Options forfeited	212,739	(212,739)	4.94	—
Options expired	39,757	(39,757)	7.04	—
Balance—June 30, 2017	444,867	1,898,390	$5.46	353,807	$4.16

The total intrinsic value of options exercised was zero in the six months ended June 30, 2017.

As of June 30, 2017, the total intrinsic value of outstanding RSUs was approximately $0.4 million and there were $1.1 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.79 years.

Options outstanding that have vested or are expected to vest as of June 30, 2017 are as follows:

	Number of Shares Issued	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Vested	1,178,584	$6.03	6.45	$109
Expected to vest	626,539	4.56	8.77	10
Total	1,805,123	$5.52	7.26	$119

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at June 30, 2017 for stock options that were in-the-money. The fair market value of the Company’s common stock as of June 30, 2017 was $1.11 per share.

The weighted average grant-date fair value of options to purchase common stock granted during the three months ended June 30, 2017 and 2016 using the Black-Scholes Model was $0.52 and $2.01, respectively, and $1.00 per share and $2.06 per share during the six months ended June 30, 2017 and 2016, respectively.

The Company uses the grant date fair value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

The total fair value of options that vested during the six months ended June 30, 2017 was $0.3 million. As of June 30, 2017, there were approximately $1.1 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.13 years.

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

During the offering period in 2016 that ended on June 30, 2016, 35,024 shares were purchased for aggregate proceeds of $0.1 million from the issuance of shares, which occurred on July 8, 2016.  During the offering period in 2017 that ended on June 30, 2017, 52,612 shares were purchased for aggregate proceeds of $0.1 million from the issuance of shares, which occurred on July 5, 2017.

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

Valuation Assumptions

The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock options
Expected term (in years)	6.0	5.3 - 6	6.0	5.3 - 6
Expected volatility	55.46%-57.71%	45.94% – 46.44%	53.07-57.71%	39.60% – 46.44%
Risk-free interest rate	1.90%-1.96%	1.13% – 1.52%	1.90%-2.12%	1.13% – 1.65%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	62.27%	64.21%	62.27%	64.21%
Risk-free interest rate	0.65%	0.49%	0.65%	0.49%
Expected dividend yield	—%	—%	—%	—%

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs and ESPP shares for the three and six months ended June 30, 2017 and 2016, included in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of testing	$63	$38	$119	$66
Research and development	111	100	175	213
Sales and marketing	57	43	95	71
General and administrative	264	186	497	462
Total	$495	$367	$886	$812

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

Non-Employee Director Equity-based Compensation

For the six months ended June 30, 2017 and 2016, the Company paid a portion of its non-employee directors’ compensation through the award of common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares. Since the Company’s inception, a total of 159,129 shares have been issued to non-employee directors, for a total fair value of $0.7 million. Expense associated with awards of shares of common stock to non-employee directors was $43,000 and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, which was included in general and administrative expense in the condensed consolidated statements of operations.

15. INCOME TAXES

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $0.4 million and $0.7 million, respectively, compared to $0.4 million for each of the three and six months ended June 30, 2016.  In conjunction with the acquisition of Allenex on April 14, 2016, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangible assets.  This benefit primarily resulted from the reversal of the net deferred tax liabilities relating to the amortization of the intangible assets which are not deductible for tax purposes.

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

•

Olerup: This segment develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Olerup product lines include Olerup SSP®, Olerup SBTTM, Olerup QTYPE®, Olerup SBT ResolverTM and Olerup XM-ONE®.

There were no intersegment sales for the three and six months ended June 30, 2017. The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segments
Revenues	$12,046	$10,735	$23,630	$17,297
Operating loss	(3,599)	(6,968)	(12,143)	(13,538)
Depreciation and amortization	887	836	1,821	1,097
CareDx
Revenues	$8,670	$7,260	$16,587	$13,822
Operating loss	(2,662)	(5,243)	(8,121)	(11,813)
Depreciation and amortization	236	299	498	560
Olerup
Revenues	$3,376	$3,475	$7,043	$3,475
Operating loss	(937)	(1,725)	(4,022)	(1,725)
Depreciation and amortization	651	537	1,323	537

	June 30, 2017	December 31, 2016
Assets:
CareDx	$41,915	$41,169
Olerup	35,823	35,561
Total assets	$77,738	$76,730

Revenues by geographic regions are based upon the customers’ ship-to address or headquarters location. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
North America	$9,668	$8,166	$18,570	$14,709
Europe, Middle East and Africa	2,159	2,409	4,567	2,428
Latin America	94	160	252	160
Australia	125	—	241	—
Total	$12,046	$10,735	$23,630	$17,297

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2017	December 31, 2016
Long-lived assets:
North America	$1,601	$2,052
Europe, Middle East and Africa	815	879
Australia	112	—
Total	$2,528	$2,931

17. RELATED PARTY TRANSACTIONS

The Company has loans outstanding with both FastPartner AB and Mr. Mohammed Al Amoudi as of June 30, 2017 (as described in Note 11). A member of the Company’s board of directors is a managing director of M.M. Dillon, and as such, the Company considered M.M. Dillon to be a related party. M.M. Dillon acted as one of the Company’s financial advisors and placement agents in connection with the Private Placement and Subsequent Financing (as described in Note 12).

18. SUBSEQUENT EVENTS

Amendments to the Conditional Share Purchase Agreements

In connection with the acquisition of Allenex, the Company entered into Conditional Share Purchase Agreements with the Former Majority Shareholders, pursuant to which the Company owed the Former Majority Shareholders deferred purchase consideration of $6.3 million (the “Deferred Obligation”) that was due on July 1, 2017.  On July 1, 2017, the Conditional Share Purchase Agreements were amended in order to, among other things:

(a) convert approximately $1.1 million of the Deferred Obligation into 1,022,544 shares of the Company’s common stock (the “Conversion Shares”) at a per share price equal to $1.12;

(b) provide that the Company or Allenex make an immediate cash payment of $0.5 million to the Former Majority Shareholders to reduce the Deferred Obligation by $0.5 million;

(c) extend the due date, for payment of the remainder of the Deferred Obligation to March 31, 2019; provided that approximately $2.0 million of the Deferred Obligation (the “Additional Repayment Amount”) shall become payable on December 31, 2017 unless converted into shares of the Company’s common stock prior to that date, which is subject to approval from the Company’s stockholders;

(d) provide that interest will begin to accrue on the Deferred Obligation at a rate of 10% per annum commencing on July 1, 2017;

(e) provide that, in the event the Company makes any cash repayments to JGB of the outstanding principal of the JGB Debt, the Company will repay in cash a portion of the remaining amount of the Deferred Obligation at a ratio of 63 to 13, such that for every $63.00 of principal repaid in cash to JGB, $13.00 shall be repaid to the Former Majority Shareholders; provided that the foregoing shall not apply to any repayment or payoff of the JGB Debt that is effectuated through the incurrence of replacement debt so long as the terms of any such replacement debt require and permit the Company to repay the Former Majority Shareholders in the event of any cash repayment of the replacement debt;

(f) provide that the Company shall use commercially reasonable efforts to solicit its stockholders’ approval to issue an aggregate of 1,791,755 shares of the Company’s common stock upon conversion of the Additional Repayment Amount at a per share price equal to $1.12, and that the Company shall issue the 1,791,755 shares following receipt of such stockholder approval;

(g) provide that the Former Majority Shareholders waive the anti-dilution provisions contained in the warrants to purchase an aggregate of 1,002,507 shares of the Company’s common stock issued on June 15, 2016 in the Subsequent Financing (the “Warrants”) with respect to the shares issued or to be issued under the amendments;

(h) amend the anti-dilution provisions contained in the Warrants to provide that in the event that the Company issues or sells, or is deemed to have issued or sold in certain transactions, any shares of the Company’s common stock for a consideration per share less than the lower of (i) $1.12 (subject to adjustment for stock splits, stock dividends, recapitalizations or similar transactions), and (ii) the exercise price of the Warrants that is then in effect, the exercise price of the Warrants shall be reduced to such lower price, and

(i) provide that the Former Majority Shareholders will not sell, transfer or otherwise dispose of the Conversion Shares for a period of at least 180 days following the date of issuance of the Conversion Shares.

FastPartner AB and Al Amoudi Subordinated Promissory Notes

On July 1, 2017, Allenex entered into Note Agreements (the “Note Agreements”) with FastPartner AB and Mohammed Al Amoudi (the “Noteholders”), pursuant to which, among other things, Allenex and each of the Noteholders agreed (a) to defer repayment of the principal amount outstanding of approximately $3.1 million plus accrued interest of approximately $1.0 million, totaling approximately $4.1 million under the existing promissory notes issued by Allenex to the Noteholders until March 31, 2019; provided that interest will begin accruing on such amount at a rate of 10% per annum commencing on July 1, 2017; and (b) that in the event the Company makes any cash repayments to JGB of the JGB Debt, Allenex will repay in cash a portion of the amount outstanding under the Note Agreements equal to 14% of the amount paid to JGB in the aggregate; provided that the foregoing shall not apply to any repayment or payoff of the JGB Debt that is effectuated through the incurrence of replacement debt, so long as the terms of any such replacement debt require and permit Allenex to repay the Noteholders in the event of any cash repayment of the replacement debt.

Changes to Warrants and JGB Debenture Conversion Price

As a result of the issuance of 1,022,544 shares of the Company’s common stock issued at a price per share equal to $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements, the exercise price of the warrants issued in connection with the Private Placement in April 2016, 1,775,580 Private Placement warrants and 200,000 Placement Agent Warrants as described in Note 13 were adjusted from $4.00 and $3.99 per share, respectively, to $1.12 per share.

In addition, the number of shares issuable pursuant to the JGB Warrants increased from 1,250,000 shares to 1,296,679 shares, the exercise price of the JGB Warrants decreased from $5.00 to $4.82 per share, and the Conversion Price of the Debentures was decreased from $4.56 per share to $4.40 per share.

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
•

our ability to generate revenue from sales of Olerup SSP® products, sequence-based typing, or Olerup SBTTM, Olerup XM-ONE, and future pre-transplant solutions, if any, and our ability to increase the commercial success of these pre-transplant products;

•

our plans and ability to develop and commercialize new solutions, including donor-derived cell-free DNA, or dd-cfDNA (which includes our AlloSure® test), and solutions for the surveillance of heart, kidney, and other solid organ transplant recipients;

•

our plans and ability to develop, commercialize, and/or distribute new Human Leukocyte Antigen, or HLA, typing, such as a quantitative real-time polymerase chain reaction, or q-PCR, methodology (which includes QTYPE®) and possibly Next Generation Sequencing technology and pre-transplant solutions;

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

In April 2016, we acquired Allenex AB, or Allenex or Olerup. Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better pre-transplant match between a donor and a recipient of stem cells and kidneys. Olerup SSP, a set of Human Leukocyte Antigen, or HLA, typing, is used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation. Olerup SSP is used to type HLA alleles based on sequence-specific primer, or SSP, technology, is one of the market leaders and has long been a well-established brand name in Europe and select other markets for pre-transplant solutions. We frequently update typing kits to include newly discovered alleles, resulting in what we believe is one of the most up-to-date and comprehensive allele libraries for the SSP technology. We also offer Olerup XM-ONE®, which we believe is the first standardized test that quickly identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This crossmatch test has primarily been used prior to kidney transplants, and more recent clinical trials are further demonstrating its value as a complement to traditional antibody testing prior to these types of transplants. In 2014, Allenex began active development of a new HLA typing product, QTYPE®, and commercially launched the product at the end of September 2016. Olerup QTYPE® uses real-time PCR, or q-PCR, methodology.

From 2011 to January 2017, Allenex, through its subsidiary, Olerup SSB AB, was the exclusive global distributor of the HLA sequence-based typing products Olerup SBT Resolver™ and Olerup Assign SBT™ from Conexio Genomics, or Conexio, which is an Australian-based company that specializes in the development of sequencing of HLA typing, among other technologies. Illumina, Inc. acquired Conexio, and, in January 2017, we acquired from Illumina the elements necessary to continue offering the SBT line of products to our customers and Conexio’s legacy customers that were not included in the initial distribution agreement.

Since the launch of AlloMap in January 2005, we have performed nearly 100,000 commercial AlloMap tests, including 7,611 tests during the first six months of 2017, in our Brisbane, California laboratory. Since the commercial launch of AlloMap through June 30, 2017, we have received net proceeds of approximately $206 million from AlloMap testing revenues. During the first six months of 2017, AlloMap was used in 119 of the approximately 128 heart transplant management centers in the United States. As of June 30, 2017, substantially all of our testing and product revenues came from the United States and Europe, and substantially all of our assets and operations are located in the United States, Australia and Sweden. In 2013, we began a partnership with Diaxonhit SA, or Diaxonhit, the leading French provider of specialty in-vitro diagnostic solutions for transplantation, to expand our AlloMap offering in Europe for which we have secured a dedicated laboratory. On May 25, 2016, Diaxonhit announced that it had entered into a services agreement with University Hospital of Strasbourg to open a laboratory dedicated to AlloMap testing. We believe the lab meets all of the quality and safety requirements to ensure the accuracy and reproducibility of the results of AlloMap. Further, its Strasbourg, France location is centrally located in the heart of Europe, which is ideal for servicing heart transplant centers throughout Europe. As a result of our acquisition of Allenex, we have further increased our international presence.

AlloMap has received positive coverage decisions for reimbursement from Medicare and many of the largest U.S private payers, including Aetna, Cigna, Humana, Inc., Kaiser Foundation Health Plan, Inc., TRICARE National Insurance and WellPoint. We believe our success in achieving coverage and reimbursement confirms the value proposition of AlloMap to our key constituents.

We have also successfully completed a number of landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap on the basis of our Cardiac Transplanted Organ Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses and published in peer-reviewed publications in leading scientific and medical journals.

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

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests, which represented 70% and 69% of our total revenues for the three and six months ended June 30, 2017, respectively, and 68% and 79% of our total revenues for the three and six months ended June 30, 2016, respectively. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. As of June 30, 2017, the list price of AlloMap was $3,600 per test. However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

We began recognizing product revenue following the acquisition of Allenex in the second quarter of 2016. Our product revenue is derived primarily from sales of Olerup SSP products and other related product lines. Product revenue represented 28% and 30% of total revenue for the three and six months ended June 30, 2017, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete and tested and has been shipped, which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is recorded net of any discounts given to the buyer.

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

Goodwill Impairment

On January 1, 2017, we adopted Accounting Standards Update, or ASU, No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with our carrying amount. In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. We have determined that our company operates in two reportable segments associated with the delivery of diagnostic tests and the development and commercialization of diagnostic products. The reporting unit’s carrying value is compared to its fair value. The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to the reporting unit. We conducted a goodwill impairment test as of March 31, 2017 and identified an impairment of $2.0 million related to the goodwill allocated to the Olerup reporting unit. See Note 6 of the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion regarding the impairment charge recorded.

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

Other Expense

For the three and six months ended June 30, 2017, other expense primarily consisted of debt advisory fees, debt extinguishment charges related to our prior debt facility with East West Bank and foreign currency transactions loss. For the three and six months ended June 30, 2016, other expense primarily consisted of financing costs associated with a six-month bridge loan with Oberland Capital SA Davos LLC, or Oberland, that did not materialize.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The free standing warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value. The warrants were remeasured on June 30, 2017 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant and derivative liabilities on the condensed consolidated statements of operations.  The free standing warrants and embedded derivatives issued in connection with the issuance of the JGB debt are recorded at their estimated fair value and on June 30, 2017 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant and derivative liabilities.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

(In thousands, except for AlloMap test results delivered)

	Three Months Ended June 30,
	2017	2016	Change
AlloMap test results delivered	3,861	3,603	258
Revenue:
Testing revenue	$8,420	$7,249	1,171
Product revenue	3,376	3,475	(99)
Collaboration, license and other revenue	250	11	239
Total revenue	12,046	10,735	1,311
Operating expenses:
Cost of testing	3,011	2,852	159
Cost of product	2,178	3,056	(878)
Research and development	3,118	3,143	(25)
Sales and marketing	3,270	3,356	(86)
General and administrative	4,132	5,393	(1,261)
Change in estimated fair value of contingent consideration	(64)	(97)	33
Total operating expenses	15,645	17,703	(2,058)
Loss from operations	(3,599)	(6,968)	3,369
Interest expense	(1,691)	(526)	(1,165)
Other expense, net	(188)	(274)	86
Change in estimated fair value of common stock warrant liability and derivative liability	1,067	(3,165)	4,232
Income tax benefit	376	440	(64)
Net loss	(4,035)	(10,493)	6,458
Net loss attributable to noncontrolling interest	(67)	(23)	(44)
Net loss attributable to CareDx, Inc.	$(3,968)	$(10,470)	$6,502

Testing Revenue

AlloMap test results delivered increased by 258, or 7%, for the three months ended June 30, 2017 as compared to the same period in 2016. Testing revenue increased by $1.2 million, or 16%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to the increase in test volume of $0.6 million and improvement in cash collections of $0.6 million.

Product Revenue

Product revenue decreased by $0.1 million, or 3%, for the three months ended June 30, 2017 as compared to the same period in 2016.  The Allenex acquisition occurred on April 14, 2016 and therefore product revenue is not comparatively included in the three months ended June 30, 2016.

A stronger US Dollar in the three months ended June 30, 2017 compared to the same quarter of 2016 adversely impacted our European sales, which in the aggregate comprised approximately 65% of our revenue, by approximately $0.2 million.

Collaboration, License and Other Revenue

Collaboration, license, and other revenue increased by $0.2 million for the three months ended June 30, 2017 as compared to the same period in 2016, reflecting the timing of royalties received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by approximately $0.2 million, or 6%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to higher testing volume resulting in higher direct testing expenses for laboratory operations, and an increase of $42,000 in royalties payable to Roche resulting from the increase in testing revenue on which the royalty is based.

Cost of Product

Cost of product decreased by $0.9 million, or 29%, for the three months ended June 30, 2017 as compared to the same period in 2016.  The Allenex acquisition occurred on April 14, 2016 and therefore cost of product is not comparatively included in the three months ended June 30, 2016.

The decrease in cost of product in the three months ended June 30, 2017 is mainly due to a $1.2 million amortization charge in the three months ended June 30, 2016 for the acquisition related mark-up recorded in the value of inventory as a result of the Allenex acquisition. The stronger US Dollar and reduction in sales of Olerup kits in the three months ended June 30, 2017 compared to the same quarter in 2016 resulted in an aggregate $0.3 million decrease in cost of product.

Research and Development

Research and development expenses decreased by less than $0.1 million for the three months ended June 30, 2017 as compared to the same period in 2016. Expenses decreased $0.2 million for the three months ended June 30, 2017 as compared to June 30, 2016 due to nonrecurring expenditures incurred in 2016 in relation to the development of AlloSure, specifically clinical trials and the expansion of our laboratory facilities. This decrease was partially offset by $0.1 million of expenses incurred for the development of Olerup QTYPE®.

Sales and Marketing

Sales and marketing expenses decreased by approximately $0.1 million, or 3%, for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to reduced marketing expenses.

General and Administrative

General and administrative expenses decreased by $1.3 million, or 23%, for the three months ended June 30, 2017 as compared to the same period in 2016.  This decrease reflects a reduction in audit, tax and other professional and consulting fees of $1.2 million incurred in 2016 primarily in connection with our acquisition of Allenex on April 14, 2016.

Change in Estimated Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the three months ended June 30, 2017 and 2016, respectively, and recognized non-cash gains of $0.1 million in each respective period, within our condensed consolidated statement of operations, mainly as a result of changes in the market value of our common stock during those periods.

Interest Expense

Interest expense increased by $1.2 million, or 221%, for the three months ended June 30, 2017 as compared to the same period in 2016. This increase is primarily related to higher outstanding debt balances, a higher interest rate associated with the JGB debt and an increased debt discount amortization.

Interest expense on outstanding debt increased by $0.6 million in the three months ended June 30, 2017 compared to the same period in 2016. The interest rate applicable to the $15.8 million of East West Bank debt outstanding at June 30, 2016 was 5.5% compared to an interest rate of 9.5% applicable to the $27.8 million principal value of the JGB debt outstanding at June 30, 2017.

The debt discount amortization increased by $0.6 million in the three months ended June 30, 2017 compared to the same period in 2016. This increase reflects the $7.0 million debt discount associated with the JGB debt issued on March 15, 2017.

Other Expense, Net

The $0.1 million decrease mainly reflects the settlement of a disputed liability in the three months ended June 30, 2017 for less than the balance accrued at March 31, 2017.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $1.1 million income in the three months ended June 30, 2017 and $3.2 million expense in the same period in 2016.  The $4.2 million change was primarily due to the effect of the decrease in our stock price on the mark-to-market valuations, partially offset by the value of additional warrants issued and included in the June 30, 2017 valuation. Pursuant to the Securities Purchase Agreement entered into with JGB on March 15, 2017, we issued warrants to purchase an additional 1,250,000 shares of our common stock.

Income Tax Benefit

For the three months ended June 30, 2017, we recorded an income tax benefit of $0.4 million on a loss before income taxes of $4.4 million.  The effective tax rate for the three months ended June 30, 2017 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the earnings taxed in foreign jurisdictions and the amortization of the acquired intangibles.

Comparison of the Six Months Ended June 30, 2017 and June 2016

(In thousands, except for AlloMap test results delivered)

	Six Months Ended June 30,
	2017	2016	Change
AlloMap test results delivered	7,611	6,961	650
Revenue:
Testing revenue	$16,322	$13,704	$2,618
Product revenue	7,043	3,475	3,568
Collaboration, license and other revenue	265	118	147
Total revenue	23,630	17,297	6,333
Operating expenses:
Cost of testing	6,068	5,624	444
Cost of product	4,505	3,056	1,449
Research and development	6,401	6,302	99
Sales and marketing	6,492	5,093	1,399
General and administrative	10,634	11,070	(436)
Goodwill Impairment	1,958	—	1,958
Change in estimated fair value of contingent consideration	(285)	(310)	25
Total operating expenses	35,773	30,835	4,938
Loss from operations	(12,143)	(13,538)	1,395
Interest expense	(2,481)	(783)	(1,698)
Other expense, net	(874)	(3,200)	2,326
Change in estimated fair value of common stock warrant liability and derivative liability	5,195	(3,165)	8,360
Income tax benefit	659	440	219
Net loss	(9,644)	(20,246)	10,602
Net loss attributable to noncontrolling interest	(114)	(23)	(91)
Net loss attributable to CareDx, Inc.	$(9,530)	$(20,223)	$10,693

Testing Revenue

AlloMap test results delivered increased by 650, or 9%, for the six months ended June 30, 2017 as compared to the same period in 2016. Testing revenue increased by $2.6 million, or 19%, for the six months ended June 30, 2017 as compared to the same period in 2016 due to the increase in test volume of $1.4 million and improvement in cash collections of $1.2 million.

Product Revenue

Product revenue increased by $3.6 million, or 103%, for the six months ended June 30, 2017 as compared to the same period in 2016.  The Allenex acquisition occurred on April 14, 2016 and therefore product revenue is not comparatively included in the six months ended June 30, 2016.

A stronger US Dollar in the six months ended June 30, 2017 compared to the same period in 2016 adversely impacted our European sales, which in the aggregate comprised approximately 65% of our revenue, by approximately $0.4 million.

Collaboration, License and Other Revenue

Collaboration, license and other revenue increased by $0.1 million for the six months ended June 30, 2017 as compared to the same period in 2016, reflecting the timing of royalties received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by $0.4 million, or 8%, for the six months ended June 30, 2017 as compared to the same period in 2016 primarily due to higher testing volume, resulting in higher direct testing expenses for laboratory operations of $0.3 million and an increase of $0.1 million in royalties payable to Roche resulting from the increase in testing revenue on which the royalty is based.

Cost of Product

Cost of product increased $1.4 million, or 47%, for the six months ended June 30, 2017 as compared to the same period in 2016.  The Allenex acquisition occurred on April 14, 2016 and therefore cost of product is not comparatively included in the six months ended June 30, 2016.

This increase was partially offset mainly by a $1.2 million amortization charge in the six months ended June 30, 2016 for the acquisition related mark-up recorded in the value of inventory as a result of the Allenex acquisition. In addition, a stronger US Dollar in the six months ended June 30, 2017 contributed to a reduction in cost of product.

Research and Development

Research and development expenses increased $0.1 million, or 2%, in the six months ended June 30, 2017 compared to the same period in 2016. Expenses decreased $0.4 million for the six months ended June 30, 2017 as compared to 2016 due to nonrecurring expenditures incurred in 2016 to support the development of AlloSure, specifically clinical trials and the expansion of our laboratory facilities. This decrease was offset by $0.6 million related to Allenex’s results not being comparatively included in the six months ended June 30, 2016, as the acquisition occurred on April 14, 2016.

Sales and Marketing

Sales and marketing expenses increased by $1.4 million, or 27%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase primarily reflects an increase of $1.2 million in Allenex’s sales and marketing expense, due mainly to results not being comparatively included in the six months ended June 30, 2016, as the acquisition of Allenex occurred on April 14, 2016. In addition, we recorded a $0.4 million increase in payroll related expenses, partially offset by a decrease of $0.1 million each for tradeshow expenses and consulting expenses.

General and Administrative

General and administrative expenses decreased by $0.4 million, or 4%, for the six months ended June 30, 2017 as compared to the same period in 2016.  The decrease primarily reflects a reduction in audit, tax, and other professional and consulting fees incurred in 2016, primarily in connection with our acquisition of Allenex on April 14, 2016.

Goodwill impairment

On January 1, 2017, we adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. The goodwill impairment test determined that the fair value of the Olerup reporting unit was $3.5 million, which was lower than its carrying value. Accordingly, we have recorded a goodwill impairment charge of $2.0 million for the three months ended March 31, 2017, which represented the remaining goodwill balance in the Olerup entity. No additional goodwill impairment was recorded in the three months ended June 30, 2017.

Change in Estimated Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the six months ended June 30, 2017 and 2016, respectively, and recognized non-cash gains of $0.3 million in each respective period, within our condensed consolidated statement of operations mainly as a result of changes in the market value of our common stock during those periods.

Interest Expense

Interest expense increased by $1.7 million, or 217%, for the six months ended June 30, 2017 as compared to the same period in 2016. This increase reflects higher outstanding debt balances and a higher interest rate associated with the JGB debt, increased debt discount amortization, and Allenex’s results not being comparatively included.

Interest expense on outstanding debt increased by $0.5 million in the six months ended June 30, 2017 as compared to the same period in 2016. The interest rate applicable to the $15.8 million of East West Bank debt outstanding at June 30, 2016 was 5.5% compared to an interest rate of 9.5% applicable to the $27.8 million principal value of the JGB debt outstanding at June 30, 2017. On March 15, 2017, we entered into a convertible debt financing agreement with JGB and used the proceeds, in part, to repay the outstanding debt obligations to East West Bank.

The debt discount amortization increased by $0.6 million in the six months ended June 30, 2017 compared to the same period in 2016. This increase reflects the $7.0 million debt discount associated with the JGB debt issued on March 15, 2017.

Interest expense recorded by Allenex increased by $0.6 million for the six months ended June 30, 2017 as compared to the same period in 2016. The acquisition of Allenex was on April 14, 2016 and therefore interest expense recorded by Allenex is not comparatively included.

Other Expense, Net

Other expense decreased by $2.3 million, or 73%, for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease reflects a $2.9 million charge in 2016 to expense financing costs associated with a proposed six-month bridge loan that did not materialize, partially offset by a $0.2 million increase in foreign currency transaction charges and $0.3 million recorded for debt extinguishment costs associated with our East West Bank debt.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $5.2 million income in the six months ended June 30, 2017 and $3.2 million expense in the same period in 2016. The $8.4 million change was primarily due to the effect of the decrease in our stock price on the mark-to-market valuations, partially offset by the value of additional warrants issued and included in the June 30, 2017 valuation. Pursuant to the Securities Purchase Agreement entered into with JGB on March 15, 2017, we issued warrants to purchase an additional 1,250,000 shares of our common stock.

Income Tax Benefit

For the six months ended June 30, 2017, we recorded an income tax benefit of $0.7 million on a loss before income taxes of $10.3 million.  The effective tax rate for the six months ended June 30, 2017 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the earnings taxed in foreign jurisdictions and the amortization of the acquired intangibles.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(9,938)	$(12,259)
Investing activities	(128)	(20,843)
Financing activities	1,976	20,375
Effect of exchange rate changes on cash and cash equivalents	(64)	(17)
Net decrease in cash and cash equivalents	$(8,154)	$(12,744)

Operating Activities

Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the statements of operations and changes in operating assets and liabilities. Cash used in operating activities for the six months ended June 30, 2017 was $9.9 million. Our net loss of $9.6 million was our primary use of cash in operating activities; which also included a number of noncash items.  Our noncash items included a $5.2 million gain on revaluation of warrants and derivative liabilities to estimated fair value, partially offset by $2.0 million of goodwill impairment related to our purchase of Allenex, $1.8 million of depreciation and amortization, $1.8 million of amortization of debt discount and noncash interest expense, and $0.9 million of stock-based compensation.  Net operating assets decreased $1.4 million.

Net cash used in operating activities for the six months ended June 30, 2016 was $12.3 million. Net loss for the period was $20.2 million, which included $3.8 million of fees and expenses incurred in connection with the acquisition of Allenex. The net loss included a number of noncash items including stock-based compensation expense of $0.8 million, depreciation and amortization of $1.1 million, $3.2 million expense on revaluation of warrants and derivative liabilities to estimated fair value and a revaluation gain of $0.3 million on a contingent consideration liability remeasurement. Net operating assets and liabilities increased by $2.0 million, which was primarily caused by an increase in accrued and other liabilities of $2.2 million, including $1.7 million of accrued debt financing fees and expenses incurred in connection with dd-cfDNA clinical trials.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $0.1 million, primarily for purchases of property and equipment and restricted cash collateral on a lease. During the six months ended June 30, 2016, net cash used in investing activities was $20.8 million, which was primarily the cash paid to acquire Allenex.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 of $2.0 million consisted primarily of $24.0 million in net proceeds received from the JGB debt agreement in March 2017, partly offset by $12.9 million of principal payments on debt and capital lease obligations and $9.4 million of restricted cash collateral on our JGB debt.

For the six months ended June 30, 2016, net cash provided by financing activities was $20.4 million primarily due to proceeds received from our private placement of securities completed in April and June 2016 of $20.6 million and $0.2 million, respectively, and from the issuance of common stock under our employee stock purchase plan, offset by $0.4 million of principal payments on debt and capital lease obligations.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $222.1 million at June 30, 2017. As of June 30, 2017, we had cash and cash equivalents of $9.1 million, and $33.9 million of debt outstanding under our debt obligations, net of debt discount.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex for an aggregate purchase consideration of approximately $34.1 million which consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to Midroc Invest AB, FastPartner AB, and Xenella Holding AB, or the Former Majority Shareholders, by no later than March 31, 2017, subject to certain contingencies being met, and

(ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on our obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Of the total cash consideration, $8.0 million of cash payable to the Former Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Former Majority Shareholders through a purchase of our equity securities in the Subsequent Financing, which was completed on June 15, 2016. Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements entered into with the Former Majority Shareholders, or the Conditional Share Purchase Agreements, were waived, and the deferred purchase consideration was due to the Former Majority Shareholders by no later than July 1, 2017. Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex. We determined at the date of the acquisition that the contingencies would be waived. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. We will do so in accordance with all applicable Swedish law, and anticipate concluding this process in the third or fourth quarter of 2017.  On June 8, 2016, we delisted Allenex’s common stock from Nasdaq OMX Stockholm AB.

Pursuant to an agreement with the Former Majority Shareholders signed on July 1, 2017, the terms applicable to the deferred purchase considerations were amended in order to, among other things:

•	Convert approximately $1.1 million of the deferred purchase consideration into 1,022,544 shares of our common at a per share price equal to $1.12;
•	Provide that we made an immediate cash payment of $0.5 million to the Former Majority Shareholders; and
•	Extend the due date for payment of the remainder of the deferred purchase consideration to March 31, 2019.

Refer to Note 18 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail regarding the amendments to the Conditional Share Purchase Agreements signed on July 1, 2017.

A quarterly debt covenant in the Term Loan Facility Agreement, or the Term Loan Facility, with Danske Bank A/S, or Danske, was violated on June 30, 2016 and September 30, 2016. We obtained waivers from Danske for the violations of this debt covenant at June 30, 2016 and September 30, 2016. The relevant covenant for December 31, 2016 and future periods was amended on March 27, 2017. We were in compliance with all debt covenants at December 31, 2016. We were not in compliance with certain covenants at March 31, 2017 or June 30, 2017.  If the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate.

On March 15, 2017, we completed a convertible debt financing with JGB for net proceeds of $24.0 million. The proceeds from the convertible debt facility were used to pay off our current $11.2 million debt facility with East West Bank. In addition, the debt agreement requires us to maintain a minimum of $9.4 million of cash at a named financial institution.  These funds are restricted as to withdrawal and are not available to us to fund our operations or repay indebtedness. In accordance with our convertible debt financing agreements, we filed a registration statement with the SEC registering for resale the shares of common stock underlying the securities issued or issuable to the institutional investors in the financing.

We believe that our cash and cash equivalents of $9.1 million at June 30, 2017 and expected revenues will not be sufficient to allow us to fund our current operations beyond March 31, 2018. We will require additional financing and/or refinancing of our current debt obligations to fund working capital, repay debt and pay its obligations. Moreover, we will not have sufficient cash to meet our projected operating requirements for the next 12 months from the condensed consolidated balance sheet date included in this report on Form 10-Q unless we raise additional financing. If we are unsuccessful in our efforts to raise additional financing and/or refinance our indebtedness in the near term, we will be required to significantly reduce or cease operations.

Our financial statements have been prepared assuming we will continue as a going concern through twelve months from the filing date of this Quarterly Report on Form 10-Q, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we can no longer continue as a going concern.

Due to the substantial doubt about our ability to continue operating as a going concern, the entire amount of borrowings from East West Bank was classified as current at December 31, 2016.

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

On January 1, 2017, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be account for as acquisitions (or disposals) of assets or businesses.  We adopted ASU 2017-01 on a prospective basis and its adoption did not have a material impact on our consolidated financial statements.

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

Other than the adoption of ASU 2017-01 and ASU 2017-04, there have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed with the SEC on April 21, 2017.

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

The Number of Pre-Transplant Diagnostic Products We Sell

The growth of our pre-transplant business is tied to the marketing and sales of the Olerup SSP®, Olerup QTYPE®, Olerup SBT ResolverTM and Olerup XM-ONE® product lines. Traditionally, under the Allenex umbrella, the sales organization has been housed internally at Allenex’s Stockholm headquarters and at subsidiaries based in Vienna, Austria, Fremantle, Australia and West Chester, Pennsylvania. The sales organization also relied on distributors in close to 40 countries. The sales efforts for these products still rely on these entities, including the worldwide distributors.

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

Following the criteria above, Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allow us to recognize the related revenue on an accrual basis under U.S. GAAP. For the six months ended June 30, 2017 and 2016, 38% and 25%, respectively, of our AlloMap revenue was recognized when cash was received. Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded and, for a portion of our tests, we may never realize revenue.

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

Development of Additional Products

We rely on sales of AlloMap, Olerup SSP®, Olerup SBT ResolverTM and Olerup XM-ONE® to generate the majority of our revenue. Our product development pipeline includes other transplant diagnostic solutions to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime. Currently, our product development pipeline includes new products such as AlloSure, and Olerup QTYPE®, which was commercially launched at the end of September 2016. We expect to invest in research and development in order to develop additional products. Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Contractual Obligations

		Payments Due by Period
		Remainder of	Fiscal 2018	Fiscal 2020	Fiscal 2023
	Total	2017	to 2019	to 2022	and Beyond
	(in thousands)
Debt obligations	$40,142	$4,569	$28,418	$7,155	$—
Deferred purchase consideration	7,004	6,903	101	—	—
Operating lease obligations	7,306	1,094	4,184	2,028	—
Capital lease obligations	51	21	30	—	—
Software purchase commitment	199	99	100	—	—
Service commitment	55	28	20	7	—
SBP product purchase commitment	1,124	628	496	—	—
Total	$55,881	$13,342	$33,349	$9,190	$—

On March 15, 2017, we completed a $27.8 million convertible debt financing with institutional investors for net proceeds of $24.0 million.  The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank and we are required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to us to fund our operations or repay indebtedness.  We intend to use the remaining net proceeds for continuing operations and to fund the commercialization of AlloSure.  The Debentures mature of February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of our common stock at a price of $4.56 per share, or the Conversion Price, at the holder’s option.  The Debentures include warrants to purchase up to an aggregate of 1,250,000 shares of our common stock.  The warrants have an exercise price of $5.00 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022. Pursuant to an agreement with the Former Majority Shareholders signed on July 1, 2017, the number of shares issuable upon exercise of the JGB Warrants increased from 1,250,000 shares to 1,296,679 shares; the exercise price of the JGB Warrants decreased from $5.00 to $4.82 per share; and the Conversion Price of the Debentures decreased from $4.56 per share to $4.40 per share. Refer to Note 18 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail regarding the amendments to the Conditional Share Purchase Agreements that were signed on July 1, 2017.

Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us for the acquisition of Allenex was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Former Majority Shareholders, subject to certain contingencies being met, by no later than March 31, 2017, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on our obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Pursuant to an agreement with the Former Majority Shareholders signed on July 1, 2017, the terms applicable to the deferred purchase consideration were amended to, among other things, convert approximately $1.1 million of the deferred purchase consideration into 1,022,544 shares of our common at a per share price equal to $1.12; provide that we made an immediate cash payment of $0.5 million to the Former Majority Shareholders; and extend the due date for payment of the remainder of the deferred purchase consideration to March 31, 2019.  Refer to Note 18 of the notes to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the amendments to the Conditional Share Purchase Agreements that were signed on July 1, 2017.

Pursuant to the terms of promissory notes that Allenex issued to FastPartner AB, we owe principal totaling SEK 15,400,000, or approximately $1.8 million in U.S. dollars. Interest accrues on the notes at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full. This debt was outstanding as of June 30, 2017 and was payable in a lump sum on July 1, 2017. On July 1, 2017, we entered into a Note Agreement with FastPartner AB to defer payment of SEK 15,400,000 principal and accrued interest until March 31, 2019 provided that the interest will continue to accrue at 10% per annum. However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner AB, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013, or the Intercreditor Agreement, until the Term Loan Facility is repaid, FastPartner AB may not demand or receive payment of its subordinated promissory notes, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory notes, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner AB. FastPartner AB is one of the three Former Majority Shareholders and a related party to us. On July 1, 2017, we entered into an agreement with FastPartner pursuant to which, among other things, FastPartner and Allenex agreed to defer repayment of the principal amount outstanding plus accrued interest until March 31, 2019. Refer to Note 18 of the notes to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the note agreement with FastPartner signed on July 1, 2017.

Pursuant to the terms of a promissory note that Allenex issued to Mohammad Al Amoudi, we owe principal in the amount of SEK 10,600,000, or approximately $1.3 million in U.S. dollars. Interest accrues on the note at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full. This debt was outstanding as of June 30, 2017 and was payable in a lump sum on July 1, 2017. On July 1, 2017, we entered into a Note Agreement with Mohammad Al Amoudi to defer the SEK 10,600,000 principal and accrued interest until March 31, 2019 provided that the interest will continue to accrue at 10% per annum. However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of his subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to Mohammad Al Amoudi. Mohammed Al Amoudi is affiliated with Midroc Invest AB and Xenella Holding AB, which are two of the three Former Majority Shareholders. Mohammed Al Amoudi is a related party to us.  On July 1, 2017, Allenex entered into a note agreement with Mohammed Al Amoudi pursuant to which, among other things, Mohammed Al Amoudi and Allenex agreed to defer repayment of the principal amount outstanding plus accrued interest until March 31, 2019. Refer to Note 18 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the Note Agreement with Mohammed Al Amoudi.

Pursuant to the terms of a loan agreement, as amended, that Allenex entered into with SSP Primers Aktieboulag, SEK 10,000,000, or approximately $1.2 million in U.S. dollars, was outstanding as of June 30, 2017, and is payable on February 28, 2018.

Pursuant to the Term Loan Facility with Danske Bank, SEK 62,000,000, or approximately $7.39 million in U.S. dollars, was outstanding as of June 30, 2017, and this will be paid through quarterly payments of SEK 3,000,000, or $0.4 million in U.S. dollars in September and December of 2017 and March and June of 2018. The remaining balance of SEK 53,000,000, or approximately $6.2 million in U.S. dollars, is due in June 2018. Notwithstanding the repayment schedule provided by the Term Loan Facility, the full outstanding balance was reclassified to current liabilities due to the insufficient working capital in Allenex.

A quarterly debt covenant in the Term Loan Facility was violated on June 30, 2016 and September 30, 2016. We obtained waivers from Danske for the violations of this debt covenant at June 30, 2016 and September 30, 2016. The relevant covenant for December 31, 2016 and future periods was amended on March 27, 2017. We were in compliance with all debt covenants at December 31, 2016.  We were not in compliance with certain covenants at March 31, 2017 or June 30, 2017.  If the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate.

Pursuant to a short term credit facility that Allenex entered into with Danske, we have total available credit of SEK 10,000,000, or approximately $1.2 million in U.S. dollars. As of June 30, 2017, our outstanding balance was approximately SEK 6,700,000, or approximately $0.8 million in U.S. dollars, and pursuant to a quarterly roll-over provision is due on September 30, 2017.

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

Foreign Operations

The accompanying balance sheets contain certain recorded assets in foreign countries, namely Sweden, Austria and Australia. Although these countries are considered economically stable and we have experienced no notable burden from foreign exchange transactions, export duties or government regulations, unanticipated events in foreign countries could have a material adverse effect on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rates. We had cash and cash equivalents of $9.1 million and $17.1 million at June 30, 2017 and 2016, respectively, which consisted of bank deposits and money market funds. Additionally, we had debt of $33.9 million and $28.2 million as of June 30, 2017 and 2016, respectively. Most of our current debt arrangements bear a daily floating rate. Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates, which is approximately a 10% increase or decrease, as applicable, in the cost of borrowing, during any of the periods presented would have an approximate impact of $0.1 million on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

Since 2014, our AlloMap test has been offered in Europe through our agreement with Diaxonhit. From 2014 to August 2015, our AlloMap test was offered in Canada through our agreement with LifeLabs Medical Laboratory Services. Payments to us under these agreements are denominated in U.S. dollars.

Following the acquisition of Allenex on April 14, 2016, with operations in Sweden, Austria, Australia and other countries in Europe, we are subject to significant foreign currency exposures, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in Swedish Krona, the Euro, the Australian dollar and to a lesser extent in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona and the Euro, which is also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at June 30, 2017, would have negatively impacted our annual financial results by $0.5 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

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
o

The operating effectiveness of our controls were inadequate to identify an incorrect classification of the deferred consideration payable to the Former Majority Shareholders within our consolidated statement of cash flows following the Allenex acquisition;

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

Remediation Efforts to Address Material Weaknesses

We have prepared a remediation plan and begun to address the underlying causes of the material weaknesses described above. The remediation plan includes:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the implementing the remediation plan noted above.

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

We have incurred substantial net losses since our inception, and we expect to continue to incur additional losses for the next several years. For the six months ended June 30, 2017, our net loss was $9.6 million. As of June 30, 2017, we had an accumulated deficit of $222.1 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

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

* We will require additional financing.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex AB, or Allenex. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to Midroc Invest AB, FastPartner AB and Xenella Holding AB, or the Former Majority Shareholders, by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on our obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full.

On July 1, 2017, the Conditional Share Purchase Agreements were amended in order to, among other things, (1) convert approximately $1.1 million of the deferred obligation into shares of our common stock at a price per share equal to $1.12, (2) make an immediate cash payment of approximately $0.5 million to the Former Majority Shareholders, (3) extend the due date for payment of the remainder of the deferred purchase consideration to March 31, 2019; provided that approximately $2.0 million of the deferred purchase consideration shall become payable at December 31, 2017, unless earlier converted into common stock, and (4) provide that interest will begin to accrue at 10% per annum commencing on July 1, 2017.  Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex. We determined at the date of the acquisition that these contingencies would be waived. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. We will do so in accordance with all applicable Swedish law, and anticipate concluding this process in the third or fourth quarter of 2017. On June 8, 2016, we delisted Allenex’s common stock from Nasdaq OMX Stockholm AB.

On April 14, 2016, we completed a private placement transaction for the sale of 591,860 units, or Units, at a purchase price of $23.94 per Unit, or the Private Placement. The aggregate gross proceeds to us from the Private Placement were approximately $14.2 million. Concurrently, we also entered into Commitment Letters pursuant to which the Former Majority Shareholders agreed to purchase our equity securities in the Subsequent Financing. We made payments of approximately $1.1 million and $97,000 in placement fees and other offering expenses, respectively, to placement agents as part of closing the sale of the 591,860 Units in the Private Placement. On June 15, 2016, we completed the Subsequent Financing for the sale of an additional 334,169 Units to the Former Majority Shareholders. The aggregate gross proceeds to us from the Subsequent Financing were approximately $8.0 million. Securities issued in the Subsequent Financing were issued and sold at the same price and on substantially the same terms as the securities issued in the Private Placement.

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

On March 15, 2017, we completed a convertible debt financing with institutional investors for net proceeds of $24.0 million. The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank and we are required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to us to fund our operations or repay indebtedness. We intend to use the remaining net proceeds for continuing operations and to fund the commercialization of AlloSure.  The Debentures mature on February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of our common stock at a price of $4.40 per share, or the Conversion Price, which is subject to change upon the occurrence of certain transactions, at the holder’s option. The Debentures include warrants to purchase up to an aggregate of 1,296,679 shares of our common stock.  The warrants have an exercise price of $4.82 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022.  After September 1, 2017, upon the satisfaction of certain conditions, including the volume weighted average price of our common stock exceeding 250% of the Conversion Price for twenty consecutive trading days, we can require that the Debentures be converted into shares of our common stock, subject to certain limitations. Commencing on March 1, 2018, each of the holders of the Debentures will have the right, at its option, to require us to redeem up to $937,500 of the outstanding principal amount of its Debenture per month. We will be required to promptly, but in any event no more than one trading day after the holder delivers a redemption notice to us, pay the applicable redemption amount in cash or, at our election and subject to certain conditions, in shares of our common stock. If we elect to pay the redemption amount in shares of our common stock, then the shares will be delivered based on a price equal to the lowest of (a) 88% of the average of the three lowest volume weighted average prices of our common stock over the prior 20 trading days, (b) 88% of the prior trading day’s volume weighted average price, or (c) the Conversion Price. Refer to Note 18 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for explanation of changes to the warrants effective July 3, 2017.

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

We believe that our cash and cash equivalents of $9.1 million at June 30, 2017 and expected revenues will not be sufficient to allow us to fund our current operations beyond March 31, 2018. As a result of our obligations and lack of immediately available financial resources, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, and/or refinance our Allenex indebtedness in the near term, we will be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016, included a “going concern” explanatory paragraph indicating that our recurring losses from operations and need for additional capital raise substantial doubt about our ability to continue as a going concern.

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

For each of the three and six months ended June 30, 2017, payments from Medicare for AlloMap represented 41% of post-transplant testing revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

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

A majority of our revenue is currently dependent on sales of AlloMap for heart transplant recipients and secondarily from sales of Olerup products for pre-transplant matching of donors and recipients. We expect that sales of AlloMap and Olerup products will account for a substantial portion of our revenue for at least the next two years. Although we are in the process of commercializing AlloSure, our dd-cfDNA-based solution for solid organ transplant recipients, and QTYPE® for more rapid testing of pre-transplant organs and tissues, even if we are successful in developing these new tests, adoption may take many quarters, during which our financial results will depend on the performance of our existing solutions and tests. Although we are in the process of commercializing AlloSure for kidney transplant recipients - the first group of patients for which the test will be available - even if we are successful in developing this test, we do not expect to receive approval for reimbursement of this test until the third quarter of 2017, which will drive its value as a contributor to our revenue stream, for at least the next several fiscal quarters. If we are unable to increase sales of AlloMap or Olerup products or successfully develop and commercialize other solutions, tests or enhancements, such as QTYPE®, which was commercially launched at the end of September 2016, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

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

Key elements of our strategy are to discover, develop, validate and commercialize a portfolio of new diagnostic solutions. While we have engaged in discovery and development activity for AlloSure, our dd-cfDNA solution for solid organ transplant recipients, we will be required to devote considerable additional efforts and resources to the further research and development of this test to demonstrate its clinical validity and utility before it will be fully adopted for use in recipients of various types of donated organs. Our planned new diagnostic solutions for organs other than the heart or kidney are at much earlier stages of development. dd-cfDNA solutions are a novel technology, and to date have not been used commercially in the field of transplantation surveillance. In connection with the acquisition of Allenex, we acquired two new potential commercial opportunities, QTYPE® and Olerup XM-ONE®, to address pre-transplantation testing needs. In 2014 and 2015, Allenex expended significant resources to develop QTYPE®. QTYPE® was commercially launched at the end of September 2016. Olerup XM-ONE® is a research product for larger medical centers and we are working to establish broader commercial use. We cannot assure you that we will be able to successfully complete development of or commercialize any of our planned future or recently launched solutions, or that they will prove to be capable of reliably being used for organ surveillance in the heart or in other types of organs. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

During the first quarter of 2017, AlloMap was used in 119 of the approximately 128 heart transplant management centers in the United States. However, not all clinicians in these centers are currently using our test. In order for AlloMap sales to grow, we must continue to market to and educate clinicians and administrators at treatment centers that have used our test to increase the number of clinicians ordering our test, the number of recipients tested and the number of tests per recipient. In addition, we must actively solicit additional treatment centers to establish policies and procedures for ordering our test and to encourage clinicians at those centers to incorporate our test into their standard clinical practice. Some of the challenges that our sales team must overcome include explaining the clinical benefits of AlloMap, which is a highly technical product, and changing a 30-year patient management paradigm of using biopsy as the basis of transplant recipient monitoring.

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

Historically, our financial results have been, and we expect that our operating results will continue to be, subject to quarterly fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

•	our ability to successfully market and sell AlloMap and Olerup SSP® and Olerup SBTTM products;
•	our ability to commercialize new diagnostic solutions and tests such as AlloSure and Olerup QTYPE®, which was commercially launched at the end of September 2016;
•	the amount of our research and development expenditures;
•	the timing of cash collections from third-party payers;
•	the extent to which our current test and future solutions, if any, are eligible for coverage and reimbursement from third-party payers;
•	the process of integrating new acquisitions, such as Allenex, and the associated potential disruption to our business;
•	changes in coverage and reimbursement or in reimbursement-related laws directly affecting our business;
•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved or that otherwise may affect our intellectual property position;
•	announcements by our competitors of new or competitive products;
•	regulatory or legal developments affecting our test or competing products;
•	total operating expenses; and
•	changes in expectation as to our future financial performance, including financial estimates, publications or research reports by securities analysts.

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

*If the use of AlloMap, AlloSure and our other solutions is not supported by studies published in peer-reviewed scientific and medical publications, and then periodically supplemented with additional support in peer-reviewed journals, the rate of adoption of our current and future solutions by clinicians and treatment centers and the rate of reimbursement of our current and future solutions by payers may be negatively affected.

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

*If we are unable to successfully compete with other players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.

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

We expect the competition for pre- and post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing novel products and services for the transplant market which may directly or indirectly compete with AlloMap or our development pipeline. Allenex has a well-established business with well-known products in the field of HLA typing based on Olerup SSP. However, competition from other companies, especially those with an eye toward transitioning to more automated typing processes, could impact Allenex’s ability to maintain market share and its current margins. For example, we launched QTYPE® in September 2016 and QTYPE® competes with other q-PCR products including products offered by Linkage Bioscience and Thermo Fisher Scientific, Inc. as well as alternatives to PCR such as NGS products offered by Illumina.  In addition to companies focused on pre-transplantation such as Thermo Fisher Scientific Inc.’s One Lambda and Immucor, Inc.’s LIFECODES businesses, companies who have not historically focused on transplantation, but with existing knowledge of dd-cfDNA technology have indicated they are considering this market.

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

Our clinical development relies on our ability to secure access to tissue and blood samples, as well as recipient information including biopsy results and clinical outcomes from the same patient. Furthermore, the studies through which our future solutions are developed may rely on access to multiple samples from the same recipient over a period of time as opposed to samples at a single point in time or archived samples. We will require additional samples and recipient data for future research, development and validation. Access to recipients and samples on a real-time, or non-archived, basis is limited and often on an exclusive basis, and there is no guarantee that future initiatives will be successful in obtaining and validating additional samples. Additionally, the process of negotiating access to new and archived donor and recipient data and samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues, such as usage rights, institutional review board approval, recipient consent, privacy rights and informed consent of recipients, publication rights, intellectual property ownership and research parameters. If we are not able to acquire or negotiate access to new and archived donor and recipient data and tissue and blood samples with source institutions, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future solutions such as AlloSure will be limited or delayed.

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

For the six months ended June 30, 2017 versus June 30, 2016, our testing revenue increased from $13.7 million to $16.3 million, which represents an increase of 19%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:

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

Any additional laboratories opened in Europe would need to undergo a multi-step validation process demonstrating that AlloMap test results provided from such laboratory are equivalent to AlloMap results generated by our Brisbane, California laboratory. Training and other preparation is required before the laboratory is operational, and any commercial partner in Europe may encounter unanticipated obstacles. We do not have access to redundant facilities in Europe and our exclusive arrangement with Diaxonhit precludes the engagement by us of another collaboration partner whose laboratories we could use in the event that our primary facility is harmed or rendered inoperable. Without immediate access to an alternative facility, any disruption to our European partner’s laboratory may result in delays in the delivery of test results, patient claims, and loss of customers or harm to our reputation.

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

Our present and future funding requirements will depend on many factors, including:

•

the level of research and development investment required to develop our dd-cfDNA test for heart and kidney transplant recipients and additional solutions for the surveillance of transplantation of other organs and our new HLA typing product, QTYPE®, commercially launched at the end of September 2016, that reduces the time required to match donor organs and tissue with potential recipients prior to transplantation and uses real-time PCR;

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

Our existing debt agreements with JGB Collateral LLC and certain of its affiliates, or JGB, and Danske contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements. Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times, achieving commercialization of AlloSure by a certain date, achieving certain gross profit targets for sales of our AlloMap product, a minimum cash flow to debt service ratio and maximum leverage and solvency ratios and are secured by substantially all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants. For example, as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2016 by April 17, 2017, we breached our obligation under our purchase agreement with JGB to make all required Exchange Act filings with the SEC on a timely basis.  In addition, we did not file a registration statement with the SEC registering for resale the common stock underlying the securities issued to JGB in the financing by April 17, 2017 as required under our purchase agreement with JGB.  On May 3, 2017, JGB waived any claim under our purchase agreement with JGB with respect to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2016 and any claim or right to receive liquidated damages for the late filing of the registration statement. Additionally, as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 by May 22, 2017, we again breached our obligation under our purchase agreement with JGB to make all required Exchange Act filings with the SEC on a timely basis. Under the terms of our agreements with JGB, an event of default shall be deemed to have occurred if there is a material breach under the SPA, which is not cured, if possible to cure, within 15 trading days following notice of a breach sent by JGB to us.

A quarterly debt covenant in the Term Loan Facility was violated on June 30, 2016 and September 30, 2016. We obtained waivers from Danske for the violations of this debt covenant at June 30, 2016 and September 30, 2016. The relevant covenant for December 31, 2016 and future periods was amended on March 27, 2017. We were in compliance with all debt covenants at December 31, 2016.  We were not in compliance with certain covenants at March 31, 2017 or June 30, 2017.  If the loan was no longer available or Danske demanded repayment of the debt, we may not have sufficient capital to operate. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under our debt agreements.

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

Additionally, the results from the acquisition of Allenex will be dependent on the performance of Allenex’s new product candidate QTYPE®, which was commercially launched at the end of September 2016. The development and commercialization of QTYPE® may fail for many reasons, including:

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

In connection with the acquisition of Allenex, we issued an aggregate of 1,375,029 shares of common stock to the holders of Allenex shares, and in connection with our equity financings completed in April and June 2016, we issued an aggregate of 8,534,261 shares of common stock. The common stock issued as consideration in the acquisition was freely tradable upon consummation of the acquisition, and the common stock issued in the equity financings are freely tradable following the effectiveness of the 2016 Form S-3 on July 12, 2016. On July 3, 2017, we issued 1,022,544 shares of our common stock to the Former Majority Shareholders upon conversion of approximately $1.1 million of the deferred purchase obligation owed to the Former Majority Shareholders and have agreed to file a registration statement for the resale of such shares by no later than September 1, 2017. Sales of a substantial number of our shares of common stock in the public market in connection with the acquisition or the equity financings, or the perception that these sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Former Allenex shareholders who may not have the ability or desire to hold shares in a U.S. company may determine to sell shares of common stock, or investors may perceive that such sales may occur, either of which may adversely affect the market for, and the market price of, our shares of common stock.

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

Successful commercialization of AlloMap and AlloSure depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals. We do not recognize revenue for test results delivered without a contract for reimbursement, or an established coverage policy and a history of payment. Revenue for AlloMap is recognized on a cash basis if the conditions for recognizing revenue on an accrual basis are not met. For the six months ended June 30, 2017 and 2016, approximately 38% and 32%, respectively, of our AlloMap revenue was recognized on a cash basis.

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

*If we were required to conduct additional clinical trials prior to marketing our solutions under development, those trials could lead to delays or a failure to obtain necessary regulatory approvals and harm our ability to be profitable.

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

As of June 30, 2017, we had 16 issued U.S. patents related to autoimmunity and transplant rejection. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of IMX, we obtained an exclusive license from Stanford University to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030.

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

AlloMap, AlloSure, Olerup SSP, Olerup XM-ONE® and CareDx are registered trademarks of our company in the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue. We may not be able to protect our rights to these and other trademarks and trade names which we need to build name recognition by potential partners or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

Risks Related to Our Common Stock

*Our operating results may fluctuate, which could cause our stock price to decrease.

Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From June 30, 2016 to June 30, 2017, our stock price ranged from $0.76 to $5.06 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, and entities affiliated with them, beneficially own in the aggregate approximately 69% of our common stock as of June 30, 2017. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We enhanced our U.S. finance and accounting systems, procedures and controls at the beginning of 2016 and acquired Allenex on April 14, 2016. We need to implement new and additional finance and accounting systems, procedures and controls for Allenex and as we grow our business and organization and to satisfy internal control and reporting requirements. We previously identified a material weakness in our internal control over financial reporting related to an entity acquired in 2014, which was remedied. However, as of June 30, 2017 and December 31, 2016, we identified the following four material weaknesses in our internal control over financial reporting relating to: (i) certain areas of our financial statement close process, specifically with respect to an incorrect classification of the deferred consideration payable to the Former Majority Shareholders within our statement of cash flows following the Allenex acquisition, ensuring that our bonus accrual and contingent liability balances were accurate, ensuring the proper application of foreign exchange rates in our consolidation process, and ensuring the proper review of terms and conditions of a debt agreement, (ii) a failure to design and implement transaction level or management review controls for the oversight, integration and consolidation of the acquired entities or controls to assess the completeness and accuracy of information, including key inputs and assumptions used by third party specialists, used in estimating the fair value of assets acquired and liabilities assumed, (iii) a failure to properly apply the revenue recognition criteria to certain contractual arrangements with payers, specifically with respect to controls over the proper analysis and review of the terms and conditions of contractual arrangements and controls over the review of our aged accounts receivables, and (iv) a failure in the design and implementation of controls over our accounting for inventory overhead absorption. We have prepared a preliminary remediation plan to address the underlying causes of the material weaknesses described above. We cannot assure you that the measures we have taken to date or any measures we may take in response to these material weaknesses in the future will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

Not applicable.

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

CAREDX, INC.
(Registrant)

Date: August 10, 2017	By:	/s/ PETER MAAG
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
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

4.3(5)	Form of Warrant.

4.4(6)	Form of 9.5% Original Issue Discount Senior Secured Debenture issued to the Purchasers on March 15, 2017.

4.5(7)	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.

4.6(8)	Registration Rights Agreement dated March 15, 2017 between CareDx, Inc. and the Purchasers.

4.7*	Registration Rights Amendment, dated July 3, 2017 among the Registrant, FastPartner AB, Midroc Invest AB and Xenella Holding AB.
10.1* 10.2* 10.3*

Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and Midroc Invest AB.

Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and FastPartner AB.

Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and Xenella Holding AB.

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