Form 10-Q
period 2017-09-30
CareDx, Inc.
filed 2017-11-09
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

There were 28,595,396 shares of the registrant’s Common Stock issued and outstanding as of November 8, 2017.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2017	December 31, 2016
		(Note 2)
Assets
Current assets:
Cash and cash equivalents	$5,976	$17,258
Accounts receivable	3,270	2,768
Inventory	6,170	5,461
Prepaid and other assets	1,530	1,186
Total current assets	16,946	26,673
Property and equipment, net	2,281	2,931
Intangible assets, net	34,307	33,124
Goodwill	12,005	13,839
Restricted cash	9,554	143
Other assets	—	20
Total assets	$75,093	$76,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,396	$3,065
Accrued payroll liabilities	4,453	3,851
Accrued and other liabilities	3,895	5,320
Accrued royalties	294	263
Deferred revenue	39	42
Deferred purchase consideration	2,514	5,445
Derivative liability	1,370	—
Current debt	15,000	22,846
Total current liabilities	30,961	40,832
Deferred rent, net of current portion	1,018	1,301
Deferred revenue, net of current portion	740	759
Deferred tax liability	5,950	6,057
Deferred purchase consideration, net of current portion	2,880	—
Long-term debt, net of current portion	21,174	1,098
Contingent consideration	801	492
Common stock warrant liability	10,431	5,208
Other liabilities	1,313	1,222
Total liabilities	75,268	56,969
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 22,563,799 shares and 21,278,373 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	23	21
Additional paid-in capital	238,215	235,673
Accumulated other comprehensive loss	(2,198)	(3,659)
Accumulated deficit	(236,351)	(212,553)
Total CareDx, Inc. stockholders' equity (deficit)	(311)	19,482
Noncontrolling interest	136	279
Total stockholders’ equity (deficit)	(175)	19,761
Total liabilities and stockholders’ equity	$75,093	$76,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Testing revenue	$8,163	$8,613	$24,485	$22,317
Product revenue	3,872	3,754	10,916	7,228
Collaboration, license and other revenue	156	108	420	226
Total revenue	12,191	12,475	35,821	29,771
Operating expenses:
Cost of testing	3,156	2,604	9,224	8,228
Cost of product	2,053	3,355	6,558	6,411
Research and development	2,959	2,930	9,360	9,231
Sales and marketing	3,255	3,451	9,747	8,544
General and administrative	4,038	5,180	14,672	16,250
Goodwill impairment	—	—	1,958	—
Change in estimated fair value of contingent consideration	594	(112)	309	(422)
Total operating expenses	16,055	17,408	51,828	48,242
Loss from operations	(3,864)	(4,933)	(16,007)	(18,471)
Interest expense	(1,685)	(568)	(4,166)	(1,351)
Other expense, net	(317)	(133)	(1,191)	(3,334)
Change in estimated fair value of common stock warrant liability and derivative liability	(8,599)	1,386	(3,404)	(1,779)
Loss before income taxes	(14,465)	(4,248)	(24,768)	(24,935)
Income tax benefit	178	449	837	888
Net loss	(14,287)	(3,799)	(23,931)	(24,047)
Net loss attributable to noncontrolling interest	(19)	(35)	(133)	(58)
Net loss attributable to CareDx, Inc.	$(14,268)	$(3,764)	$(23,798)	$(23,989)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.63)	$(0.20)	$(1.09)	$(1.61)
Diluted	$(0.63)	$(0.26)	$(1.09)	$(1.61)
Weighted average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	22,526,615	19,098,626	21,765,292	14,894,218
Diluted	22,526,615	19,481,424	21,765,292	14,894,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(14,287)	$(3,799)	$(23,931)	$(24,047)
Other comprehensive loss:
Foreign currency translation adjustments	527	(423)	1,461	(1,831)
Net comprehensive loss	(13,760)	(4,222)	(22,470)	(25,878)
Comprehensive loss attributable to noncontrolling interest	(19)	(35)	(143)	(58)
Comprehensive loss attributable to CareDx, Inc.	$(13,741)	$(4,187)	$(22,327)	$(25,820)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(23,931)	$(24,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,740	2,195
Amortization of inventory fair market value adjustment	329	2,738
Stock-based compensation	1,316	1,511
Amortization of deferred revenue	(22)	(43)
Amortization of debt discount and noncash interest expense	2,772	354
Revaluation of contingent consideration to estimated fair value	309	(422)
Revaluation of common stock warrant liability and derivative liability to estimated fair value	3,404	1,779
Non-cash goodwill impairment	1,958	—
Changes in operating assets and liabilities:
Accounts receivable	(316)	(690)
Inventory	462	325
Prepaid and other assets	(231)	1,290
Accounts payable	200	(990)
Accrued payroll liabilities	392	824
Accrued royalties	31	68
Accrued and other liabilities	(890)	2,593
Change in deferred taxes	(682)	(947)
Net cash used in operating activities	(12,159)	(13,462)
Investing activities:
Purchase of property and equipment	(100)	(627)
Acquisition of Allenex AB, net of cash acquired	(502)	(20,567)
Acquisition of assets of Conexio Genomics Pty Ltd.	(467)	—
Restricted cash collateral on lease	(34)	—
Net cash used in investing activities	(1,103)	(21,194)
Financing activities:
Proceeds from debt, net of issuance costs	24,002	—
Restricted cash collateral on debt	(9,375)	—
Proceeds from private placement and subsequent financing, net of issuance costs	—	20,625
Proceeds from issuance of common stock under employee stock purchase plan	93	304
Proceeds from issuance of common stock, net of issuance costs	—	8,293
Principal payments on debt and capital lease obligations	(13,252)	(2,170)
Change in bank overdraft obligation	581	—
Proceeds from exercise of warrants	35	—
Proceeds from exercise of stock options	—	9
Net cash provided by financing activities	2,084	27,061
Effect of exchange rate changes on cash and cash equivalents	(104)	(28)
Net decrease in cash and cash equivalents	(11,282)	(7,623)
Cash and cash equivalents at beginning of period	17,258	29,888
Cash and cash equivalents at end of period	$5,976	$22,265
Supplemental disclosure of cash flow information:
Shares issued in lieu of cash payment	$1,145	$—
Deferred purchase consideration	$1,064	$5,700
Accrued interest capitalized to debt principal	$984	$—
Debt assumed as part of acquisition	$—	$13,421
Conversion of convertible private placement and subsequent financing preferred stock to common stock	$—	$13,064
Common shares issued as part of acquisition	$—	$7,205
Common stock issuance costs accrued, not paid	$—	$461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CareDx, Inc. (“CareDx” or the “Company”) together with its subsidiaries, is a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum.  The Company focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients.  In post-transplant diagnostics, the Company offers AlloMap®, which is a heart transplant molecular test and in October 2017 launched AlloSure®, which is a donor-derived cell free DNA (“dd-cfDNA”) test initially used for kidney transplant patients.  In pre-transplant diagnostics, the Company offers high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.

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

The Company is also pursuing the development of additional products for transplant surveillance using a variety of technologies, including AlloSure, a proprietary next-generation sequencing-based test to measure dd-cfDNA after organ transplantation.  The Company believes the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, the Company believes AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.  Effective October 9, 2017, AlloSure is available for commercial testing with Medicare coverage and reimbursement.

With the acquisition of CareDx International AB, formerly Allenex AB (“Allenex” or “Olerup”), on April 14, 2016, the Company develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP® is used to type Human Leukocyte Antigen (“HLA”) alleles based on the sequence specific primer (“SSP”) technology and has a market in Europe and selected other markets for pre-transplant solutions.  The Company also offers Olerup XM-ONE®, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium.  This cross-match test has primarily been used prior to kidney transplants.  With the acquisition of the business assets of Conexio Genomics Pty Ltd (“Conexio”) on January 20, 2017, the Company offers a complete product range for sequence-based typing (“SBT”) of HLA alleles. Olerup SBT ResolverTM is a test kit for sequence based HLA typing, while Assign SBTTM is the companion software for sequence analysis. In 2014, Olerup began active development of a new HLA typing product, Olerup QTYPE® that uses real-time polymerase chain reaction (“PCR”) methodology. Olerup QTYPE was commercially launched at the end of September 2016.

The Company’s headquarters are in Brisbane, California; primary operations are in Brisbane and Stockholm, Sweden; and the Company operates in two reportable segments.

Liquidity and Going Concern

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) effective December 31, 2016, which requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these financial statements.  The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $236.4 million at September 30, 2017. As of September 30, 2017, the Company had cash and cash equivalents of $6.0 million, and $36.2 million of debt outstanding under its debt obligations, net of debt discount, of which $15.0 million is current.

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

A quarterly debt covenant in the Company’s Term Loan Facility Agreement (the “Term Loan Facility”) with Danske Bank A/S (“Danske”) was violated on June 30, 2016 and September 30, 2016.  The Company obtained waivers for these violations.  The Company was in compliance with all debt covenants at December 31, 2016.  The Company was not in compliance with certain covenants at March 31, 2017, June 30, 2017, and September 30, 2017.  The Company obtained a waiver for these violations.  The waiver was conditional upon, among other things, the Company making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017.

In connection with the acquisition of Allenex, the Company entered into Conditional Share Purchase Agreements with each of Midroc Invest AB, FastPartner AB (“FastPartner”) and Xenella Holding AB, the former majority shareholders of Allenex (collectively, the “Former Majority Shareholders”), on December 16, 2015, as amended (the “Conditional Share Purchase Agreements”).  Pursuant to the Conditional Share Purchase Agreements, as of June 30, 2017, the Company owed deferred purchase consideration to the Former Majority Shareholders of approximately $6.3 million, including accrued interest, which was due on July 1, 2017.  On July 1, 2017, the Company entered into amendments to the Conditional Share Purchase Agreements with the Former Majority Shareholders, pursuant to which, among other things, (i) to immediately convert approximately $1.1 million of the Deferred Obligation into 1,022,544 shares of the Company’s common stock at a per share price of $1.12; (ii) require that the Company make an immediate cash repayment of $0.5 million; (iii) extend the maturity date of a portion of the obligations, totaling approximately $2.9 million to March 31, 2019; and (iv) provide that approximately $2.1 million of the Deferred Obligation shall become payable at December 31, 2017, unless earlier converted into 1,791,763 shares of common stock, which issuance of shares is subject to approval from the Company’s shareholders.

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

The Company has incurred losses and negative cash flows from operations since 2015.  As of September 30, 2017, the Company had cash and cash equivalents of $6.0 million and an accumulated deficit of $236.4 million.  The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2017 that it believed its cash balance would not be sufficient to fund operations for a period of one year from the date of the issuance of those financial statements and that the Company would require additional financing and/or refinancing of its current debt obligations to fund working capital, repay debt and pay its obligations.

On October 10, 2017, the Company sold an aggregate of 4,992,840 shares of its common stock at a public offering price of $4.00 per share for net proceeds of approximately $18.3 million.  After giving consideration to the proceeds from the 2017 Public Offering and  the restructuring of the deferred purchase consideration and Allenex Notes on July 1, 2017, the Company believes its existing cash and cash equivalents, and expected revenues, will be sufficient to meet its anticipated cash requirements for at least the next 12 months.

The Company may require future additional financing to fund working capital, repay or restructure debt and pay its obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or collaborations. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.  These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information.  The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the unaudited condensed consolidated financial statements and accompanying notes.  On an ongoing basis, management evaluates its estimates, including those related to (i) revenue recognition, (ii) the differences between amounts billed and estimated receipts from payers, (iii) the determination of the accruals for clinical studies, (iv) the determination of refunds to be requested by third-party payers, (v) the fair value of assets and liabilities, including from acquisitions, (vi) inventory valuation, (vii) the valuation of warrants, Series A Preferred, and common stock issued in the Private Placement and Subsequent Financing (as described in Note 12), (viii) the fair value of contingent consideration in a business acquisition, (ix) the fair value of embedded derivatives, (x) measurement of stock-based compensation expense, (xi) the determination of the valuation allowance and estimated tax benefit associated with deferred tax assets and net deferred tax liability, (xii) any impairment of long-lived assets, including in-process technology and goodwill, and (xiii) legal contingencies.  Actual results could differ from those estimates.

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

The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloMap tests provided for patients located in the U.S. and billed to various third-party payers, and sales of Olerup products to distributors, strategic partners and end customers in Europe, Middle East and Africa, the U.S., Latin America and other geographic regions.  The Company has not experienced any significant credit losses and does not generally require collateral on receivables. For the three months ended September 30, 2017 and 2016, approximately 26% and 27%, respectively, of total revenue was derived from Medicare.  For the nine months ended September 30, 2017 and 2016, approximately 27% and 45%, respectively, of total revenue was derived from Medicare.  No other payers represented more than 10% of total revenue for these periods. At September 30, 2017, Medicare accounted for approximately 23% of accounts receivable. At December 31, 2016, Medicare accounted for approximately 27% of accounts receivable.  No other payers or customers represented more than 10% of accounts receivable at either September 30, 2017 or December 31, 2016.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase.  Cash equivalents consist primarily of amounts invested in money market funds.

Restricted Cash

Under lease agreements for certain facilities and an agreement with the State of Florida Medicaid, the Company must maintain letters of credit, minimum collateral requirements and a surety bond.  These agreements are collateralized by cash.  The cash used to support these arrangements is classified as long-term restricted cash on the accompanying balance sheets.  Under the Company’s convertible debt financing agreements with JGB, the Company is required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to the Company to fund its operations or repay indebtedness.  The restricted cash used to support the convertible debt facility is classified as long-term restricted cash on the accompanying balance sheet as of September 30, 2017.

Inventory

Inventory is finished goods, work in progress and raw materials and consist of reagent plates, testing devices, laboratory supplies, reagents, and finished goods kits.  Inventories are used in connection with tests performed and may also be used for research and product development efforts.  Laboratory supplies subsequently designated for research and product development use are expensed. Obsolete or damaged inventories are written off and excluded from the physical inventory.  Inventories at the Company’s Stockholm, Sweden and Fremantle, Australia locations are stated at the lower of purchased cost, determined on an average cost basis, or net realizable value.  Inventories at the Company’s other locations are stated at the lower of purchased cost, determined on a first-in, first-out basis or net realizable value.

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

On March 15, 2017, the Company entered into a Securities Purchase Agreement with JGB, pursuant to which the Company issued Senior Secured Debentures (the “JGB Debt”) and warrants (as described in Note 11).  The Company determined that the debentures and the warrants were free standing instruments. The terms of the warrants include price-based anti-dilution adjustment provisions, which precludes the Company from classifying the warrants in equity.  As such, the warrants are classified as liabilities on the consolidated balance sheet.  The full fair value of the warrants was allocated on day one to the warrant liability and the residual value, after allocation of the fair value of the derivative liability discussed below, was ascribed to the debentures.  The warrants will be re-measured at each reporting period with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability on the consolidated statements of operations.

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

Taxes assessed by governmental authorities on revenue, including sales and value added taxes are excluded from revenue in the statements of operations.

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

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved, which the Company believes is consistent with the substance of its performance under its various license and collaboration agreements.  The Company did not recognize any revenue connected with milestones during the three and nine months ended September 30, 2017 or 2016.

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

Research and Development Expenses

Research and development expenses represent costs incurred to develop new surveillance solutions as well as continued development of the Company’s AlloMap and AlloSure tests.  These expenses include payroll and related expenses, consulting expenses, laboratory supplies, and certain allocated expenses as well as amounts incurred under certain collaboration and license agreements.  Research and development costs are expensed as incurred.  The Company records accruals for estimated study costs comprised of work performed by contract research organizations under contract terms.

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

Income Taxes

The Company accounts for income taxes under the liability method.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  The Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis, and has elected to continue to account for forfeitures on an estimated basis.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  These amendments provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or (“ASU 2014-09”), which is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers.  The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property.  The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.  In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard.  These ASUs will be effective for the Company in the first quarter of fiscal year 2018.  The guidance may be applied (i) retrospectively to each prior period presented, or (ii) retrospectively with the cumulative effect recognized as of the date of adoption.  The Company has selected the modified retrospective approach with the cumulative effect recorded in the period of initial application for the adoption of this standard.  The Company will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  The Company has formed an implementation work team and has completed an initial review of its revenue generating contracts and agreements to assess and quantify the impacts the adoption of ASU 2014-09 will have on the Company’s financial position and results of operations.  The adoption of ASU 2014-09 will also have an impact on the Company’s disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  The Company adopted ASU 2017-01 on January 1, 2017 on a prospective basis and the adoption of ASU 2017-01 did not have a material impact on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  ASU 2017-05 clarifies the scope of derecognition of assets, defines in substance nonfinancial asset, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers.  ASU 2017-05 will become effective for all interim and annual reporting periods beginning after December 15, 2018 and may be adopted using a full retrospective or a modified retrospective approach.  The Company is required to adopt the amendments in ASU 2017-05 at the same time it adopts the amendments in ASU 2014-09.  The Company does not expect the adoption of ASU 2017-05 to have a material impact on its condensed consolidated financial statements.

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

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(14,268)	$(3,764)	$(23,798)	$(23,989)
Less: Gain on private placement warrants	—	(1,386)	—	—
Net loss attributable to CareDx, Inc. used to compute diluted net loss per share	$(14,268)	$(5,150)	$(23,798)	$(23,989)
Denominator:
Weighted-average shares used to compute basic net loss per share attributable to CareDx, Inc.	22,526,615	19,098,626	21,765,292	14,894,218
Add: Private placement warrant shares	—	382,798	—	—
Weighted-average shares used to compute diluted net loss per share attributable to CareDx, Inc.	22,526,615	19,481,424	21,765,292	14,894,218
Net loss per share attributable to CareDx, Inc.:
Basic	$(0.63)	$(0.20)	$(1.09)	$(1.61)
Diluted	$(0.63)	$(0.26)	$(1.09)	$(1.61)

The Company issued 4,630,145 shares of preferred stock pursuant to the Private Placement and Subsequent Financing (as described in Note 12), which were completed on April 14, 2016 and June 15, 2016, respectively.  All of the preferred stock was converted to common stock upon receipt of the Requisite Stockholder Approval on June 16, 2016.  As of September 30, 2017, there was no preferred stock outstanding.  On September 26, 2016, the Company completed an underwritten public offering pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock.

The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of common stock subject to outstanding options	1,992,559	1,851,232	1,992,559	1,851,232
Shares of common stock subject to outstanding common stock warrants	4,506,478	283,415	4,506,478	3,261,502
Shares of common stock subject to convertible notes	6,313,636	—	6,313,636	—
Restricted stock units	340,650	314,115	340,650	314,115
Total common stock equivalents	13,153,323	2,448,762	13,153,323	5,426,849

The above table does not include the 1,791,763 shares of common stock related to the Amendments to the Conditional Share Purchase Agreements, which issuance of shares is subject to shareholder approval by December 31, 2017.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$2,743	$—	$—	$2,743
Liabilities
Contingent consideration	$—	$—	$801	$801
Common stock warrant liability	—	—	10,431	10,431
Derivative liability	—	—	1,370	1,370
Total liabilities	$—	$—	$12,602	$12,602

	December 31, 2016
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$14,497	$—	$—	$14,497
Liabilities
Contingent consideration	$—	$—	$492	$492
Common stock warrant liability	—	—	5,208	5,208
Total liabilities	$—	$—	$5,700	$5,700

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Common Stock Warrant Liability	Derivative Liability	Total
Balance as of December 31, 2016	$492	$5,208	$—	$5,700
Issuance of JGB Debt and warrants	—	900	2,290	3,190
Change in estimated fair value	309	4,323	(920)	3,712
Balance as of September 30, 2017	$801	$10,431	$1,370	$12,602

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds - Investments in money market funds are classified within Level 1.  At September 30, 2017 and December 31, 2016, money market funds were included on the balance sheets in cash and cash equivalents.

•

Contingent consideration - As of September 30, 2017 and December 31, 2016, the Company had a contingent obligation to issue 227,845 shares of its common stock to the former owners of ImmuMetrix, Inc. in conjunction with its acquisition of ImmuMetrix, Inc. in June 2014. The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020.  The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of achievement of the contractual conditions that would result in the payment of the contingent consideration.  The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s estimate at September 30, 2017 and December 31, 2016 of the probability of success.  The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the milestone being met.  The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded to a component of operating expenses item captioned “change in estimated fair value of contingent consideration” until the milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability.  The carrying amount of the contingent consideration liability represents its fair value.

The fair value of the contingent consideration increased by $0.6 million and $0.3 million in the three and nine months ended September 30, 2017, respectively, as a result of the increase in the Company’s common stock price during the period, and management’s estimate of the probability of meeting the milestone increasing to 95% at September 30, 2017 from 85% at June 30, 2017 and from 80% at December 31, 2016.

•

Common stock warrant liability – As of September 30, 2017, the Company had warrants to purchase 2,927,960 shares of common stock outstanding that it issued to certain accredited investors and its placement agents following the closing of the Private Placement on April 14, 2016 and Subsequent Financing on June 15, 2016 (as described in Note 12). In addition, as of September 30, 2017 the Company had warrants to purchase 1,296,679 shares of common stock outstanding that it issued to JGB related to the convertible debt agreement on March 15, 2017 (as described in Note 11).  The common stock warrants are classified as liabilities within Level 3.  The Company utilizes a binomial-lattice pricing model (the Monte Carlo simulation model) that involves a market condition to estimate the fair value of the warrants.  The application of the Monte Carlo simulation model requires the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants.  The estimated fair value of the warrants was subsequently remeasured at September 30, 2017, and the change in estimated fair value of common stock warrant liability was recorded on the Company’s condensed consolidated statements of operations.

•

Derivative liability – The JGB Debt (as described in Note 11) includes certain embedded derivatives that require bifurcation, including settlement and penalty provisions.  The Company utilizes the Monte Carlo simulation model to estimate the fair value of the compound derivative liability for the measurement at issuance and subsequent remeasurement at September 30, 2017.  The application of the Monte Carlo simulation model requires the use of a number of complex assumptions, which included the probability and size of additional financing rounds.

Common Stock Warrant Liability and Derivative Liability Assumptions

	September 30, 2017	December 31, 2016
Private Placement Common Stock Warrant Liability
Stock Price	$3.70	$2.70
Exercise Price	$1.12	$4.00
Remaining term (in years)	5.54	6.29
Volatility	62.00%	51.40%
Risk-free interest rate	1.98%	2.14%
Subsequent Financing Common Stock Warrant Liability
Stock Price	$3.70	$2.70
Exercise Price	$4.00	$4.00
Remaining term (in years)	5.71	6.29
Volatility	62.00%	51.40%
Risk-free interest rate	1.99%	2.14%
Placement Agent Common Stock Warrant Liability
Stock Price	$3.70	$2.70
Exercise Price	$1.12	$3.99
Remaining term (in years)	3.54	4.29
Volatility	76.00%	56.10%
Risk-free interest rate	1.69%	1.77%

	September 30, 2017	March 15, 2017
JGB Common Stock Warrant Liability
Stock Price	$3.70	$2.15
Exercise Price	$4.82	$5.00
Remaining term (in years)	4.96	5.50
Volatility	65.00%	54.00%
Risk-free interest rate	1.90%	2.06%
Derivative Liability
Stock Price	$3.70	$2.15
Remaining term (in years)	2.41	2.96
Volatility	65.00%	54.00%
Risk-free interest rate	1.90%	1.72%

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

The Company has determined that debt at similar interest rates and terms to its current debt is not currently available to the Company and therefore the Company is unable to calculate the fair value of its debt at September 30, 2017.

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

The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on the Company’s obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017.  On July 1, 2017, the deferred purchase consideration including accrued interest totaled $6.3 million (the “Deferred Obligation”).  On July 1, 2017, the Conditional Share Purchase Agreements were amended in order to, among other things: (i) convert approximately $1.1 million of the Deferred Obligation into 1,022,544 shares of the Company’s common stock at a per share price equal to $1.12; (ii) require that the Company make an immediate cash payment of $0.5 million thereby reducing the Deferred Obligation by $0.5 million; (iii) extend the maturity date of a portion of the obligations, totaling approximately $2.9 million, under the Conditional Share Purchase Agreements to March 31, 2019; and (iv) provide that approximately $2.1 million of the Deferred Obligation shall become payable on December 31, 2017 unless converted into shares of the Company’s common stock prior to that date, of which issuance of shares is subject to approval from the Company’s stockholders.  Interest began to accrue on the Deferred Obligation at a rate of 10% per annum commencing on July 1, 2017 with restrictions on any cash amortization repayments made to JGB, or replacement debt.  Upon such amortization payments, the Company is required to repay in cash a portion of the remaining amount of the Deferred Obligation at a ratio of 63 to 13.  The Company has accounted for this transaction as a business combination in exchange for total consideration of approximately $34.1 million.  Under business combination accounting, the total purchase price was allocated to Allenex’s net tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2016.

The fair value of the remaining 1.7% of noncontrolling interest in Allenex was estimated to be approximately SEK 5,100,000, or approximately $0.6 million, as of April 14, 2016.  The fair value of the noncontrolling interest was determined based on the number of outstanding shares comprising the noncontrolling interest and Allenex’s stock price of SEK 2.48 per share as of the acquisition date. The noncontrolling interest is presented as a component of stockholders’ equity on the Company’s condensed consolidated balance sheets.

Total
Noncontrolling interest at December 31, 2016	$279
Foreign currency effect	(10)
Net loss attributable to noncontrolling interest	(133)
Noncontrolling interest at September 30, 2017	$136

Acquisition of assets of Conexio Genomics Pty. Ltd

On January 20, 2017, the Company completed a transaction to acquire Conexio business assets that the Company required in order to continue selling the SBT product line.  The Company was the exclusive distributor of the Conexio SBTTM product line for all countries excluding Australia.  The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products.  In the three months ended September 30, 2017, the Company paid $0.4 million for finished and unfinished goods purchased from Conexio.  In addition, the Company will make quarterly payments of 20% of the gross revenue from the sale of the SBT line of products up to an aggregate total of $0.7 million.  In the three months ended September 30, 2017, the Company paid $0.1 million, representing March and June quarterly payments.  The Company also assumed all obligations under the lease of the Conexio facilities, and any liabilities for product warranty claims up to $35,000.  The Company accounted for this transaction as a business combination.

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

Goodwill recorded from the acquisition of the Conexio business assets is primarily related to expected synergies.  The goodwill resulting from the acquisition is not deductible for tax purposes.  The post-acquisition results of operations of the Conexio business assets for the period from January 20, 2017 through September 30, 2017 are included in the Company’s consolidated statements of operations.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Revenue:
Testing revenue	$8,613	$22,310
Product revenue	3,754	11,642
Other revenue	108	396
Total revenue	$12,475	$34,348
Net loss	$(2,491)	$(17,597)
Weighted-average shares used to compute basic net loss per common share	11,890,057	11,846,921
Net loss per common share- basic and diluted	$(0.21)	$(1.49)

The unaudited pro forma financial information for the three and nine months ended September 30, 2016 was prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisitions, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results.  The pro forma adjustments directly attributable to the acquisition of Allenex exclude acquisition-related expenses of $4.3 million and debt financing costs of $2.9 million relating to a proposed six-month bridge loan with Oberland Capital SA Davos LLC (“Oberland”) that did not materialize, together with the consequential tax effects.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill by reporting unit as of September 30, 2017 (in thousands):

	CareDx	Olerup	Total
Balance as of January 1, 2017
Goodwill	$12,005	$14,855	$26,860
Accumulated impairment losses	—	(13,021)	(13,021)
	12,005	1,834	13,839
Goodwill acquired	—	85	85
Impairment losses	—	(1,958)	(1,958)
Foreign currency translation adjustments	—	39	39
Balance as of September 30, 2017
Goodwill	12,005	14,979	26,984
Accumulated impairment losses	—	(14,979)	(14,979)
	$12,005	$—	$12,005

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

On January 1, 2017, the Company adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  The new standard simplifies how an entity is required to test goodwill for impairment and reduces the cost and complexity of evaluating goodwill for impairment.  The Company determined that the decrease in its market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  The goodwill impairment test determined that the fair value of the Olerup reporting unit was $3.5 million, which was lower than its carrying value.  Accordingly, the Company recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in the Olerup reporting unit.  The significant assumptions utilized in the March 31, 2017 discounted cash flow analysis for the Olerup reporting unit were a discount rate of 16.6%, a terminal growth rate of 3.2% and a capitalization multiple of 7.48.  There were no further indicators of impairment in the three months ended September 30, 2017 and therefore an impairment analysis was not completed at September 30, 2017.

Intangible Assets

The following tables present details of the Company’s intangible assets as of September 30, 2017 (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships: Allenex	$12,650	$(1,184)	$(77)	$11,389	13.3
Customer relationships: Conexio	28	(2)	1	27	8.3
Customer relationships	12,678	(1,186)	(76)	11,416
Developed technology: SSP	11,650	(1,652)	(106)	9,892	8.3
Acquired technology: QTYPE	4,510	(298)	(20)	4,192	13.3
Acquired technology: SBT	127	(10)	5	122	8.3
Acquired technology: dd-cfDNA (a)	6,650	—	—	6,650	13.1
Trademarks	2,260	(273)	48	2,035	13.3
Total intangible assets with finite lives	$37,875	$(3,419)	$(149)	$34,307

(a)

The dd-cfDNA balance was initially classified as acquired in-process technology upon the acquisition of IMX in 2014, but was reclassified as an intangible asset with a finite life on September 30, 2017 based on confirmation of the Medicare reimbursement rate for Allosure, the Company’s dd-cfDNA solution, which was commercially launched on October 9, 2017.

The net carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar.  Amortization expense was $0.6 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017, expenses of $0.4 million and $0.2 million were amortized to cost of product and sales and marketing, respectively.  For the three months ended September 30, 2016, expenses of $0.4 million and $0.2 million were amortized to cost of product and sales and marketing, respectively.  Amortization expense was $1.8 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017, expenses of $1.1 million and $0.7 million were amortized to cost of product and sales and marketing, respectively.  For the nine months ended September 30, 2016, expenses of $0.6 million and $0.5 million were amortized to cost of product and sales and marketing, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2017 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
Remainder of 2017	$511	$254	$765
2018	2,042	1,016	3,058
2019	2,042	1,016	3,058
2020	2,042	1,016	3,058
2021	2,042	1,016	3,058
2022	2,042	1,016	3,058
Thereafter	10,137	8,115	18,252
Total future amortization expense	$20,858	$13,449	$34,307

7. INVENTORY

Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$2,892	$4,199
Work in progress	1,977	159
Raw materials	1,301	1,103
Total inventory	$6,170	$5,461

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Clinical studies	$1,332	$1,375
Test sample processing fees	620	524
Professional fees	425	345
Deferred rent – current portion	403	374
Tax, audit and compliance related fees	254	275
Customer overpayment and refund reserve	226	281
Software implementation costs	89	176
Accrued interest payable on debt	47	862
Capital leases – current portion	30	68
Debt financing fees	-	600
Other accrued expenses	469	440
Total accrued and other liabilities	$3,895	$5,320

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

Rent expense under the non-cancelable operating leases was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively.  Rent expense under the non-cancelable operating leases was $1.3 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. Future minimum lease commitments under these operating and capital leases at September 30, 2017, are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
Remainder of 2017	$11	$566
2018	25	2,158
2019	5	2,094
2020	—	2,049
Total future minimum lease payments	$41	$6,867

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

Under the license agreement, the Company incurs royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the condensed consolidated statements of operations.  Royalty expenses in connection with the Roche agreement were $0.3 million for each of the three months ended September 30, 2017 and 2016 and are recorded as a component of cost of testing in the statements of operations.  Royalty expenses were $0.9 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Consideration under the agreement included an upfront cash payment of approximately €387,500 ($414,000) that is designated to offset royalties earned by the Company in the first three years following the first commercial sale.  The Company is entitled to receive royalties from Diaxonhit as a percentage of net sales, as defined in the agreement, of AlloMap tests in the mid to high teens. Approximately €250,000 ($295,000) of the upfront payments is refundable under certain circumstances.  Upon confirmation that the CE mark was in place, the Company also received an equity payment of Diaxonhit common stock with a value of €387,500 ($414,000).  The CE mark is a mandatory conformity marking for certain products sold within the EEA.

The Company sold the shares of common stock in July 2013 for total consideration of $467,000.

Other consideration that may be earned by the Company includes agreed-upon per unit pricing for the supply of AlloMap products, and additional royalties that are payable upon the achievement of various sales milestones by Diaxonhit.  In this arrangement, there is one combined unit of accounting.

Commercial sales of the AlloMap test began in the EEA in June 2014.  Total revenues and royalties recognized from this arrangement for the three months ended September 30, 2017 and 2016 were $10,000 and $2,000, respectively.  Total revenues and royalties recognized from this arrangement for the nine months ended September 30, 2017 and 2016 were $29,000 and $12,000, respectively.

CardioDx, Inc.

In 2005, the Company entered into a services agreement with what at the time was a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX. Each company granted the other a worldwide license to certain of its intellectual property rights.  Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products.  In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product.  The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019.  Initially, the Company recognized royalty revenues when earned.  The Company recognizes royalty revenues when payments are received as it was assessed that collection was not reasonably assured prior to receipt of payment. Royalty revenues for each of the three months ended September 30, 2017 and 2016 were $0.1 million and $0.1 million, respectively.  Royalty revenues for the nine months ended September 30, 2017 and 2016 were $0.4 million and $0.2 million, respectively.  Royalty revenues are included in collaboration and license revenue on the condensed consolidated statements of operations.  The Company had no receivable balance from CDX at September 30, 2017 and December 31, 2016.

11. DEBT

Debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
JGB Debt	$5,240	$—
East West Bank Loan	—	12,614
Danske Bank Credit Facility	8,527	7,376
FastPartner Subordinated Promissory Notes	—	1,692
Al Amoudi Subordinated Promissory Notes	—	1,164
SSP Primers Loan	1,233	—
Current portion of long-term debt	$15,000	$22,846

JGB Debt	$16,940	$—
FastPartner Subordinated Promissory Notes	2,437	—
Al Amoudi Subordinated Promissory Notes	1,797	—
SSP Primers Loan	—	1,098
Long-term debt, net of current portion	$21,174	$1,098

Total interest accrued on debt as of September 30, 2017 and December 31, 2016 was $0.2 million and $0.9 million, respectively.  The current and long-term accrued interest balances at September 30, 2017 were $0.1 million and $0.1 million, respectively, and were recorded in accrued and other liabilities and in other liabilities, respectively, in the condensed consolidated balance sheets.  The December 31, 2016 accrued interest balance was recorded in accrued and other liabilities in the condensed consolidated balance sheets.

As of September 30, 2017, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
Remainder of 2017	$1,621
2018	17,515
2019	15,484
2020	7,155
Total debt maturities	41,775
Less: debt discount and issuance costs	(5,601)
Total debt maturities, net of debt discount and issuance costs	36,174
Less: current portion of long-term debt	(15,000)
Long-term debt, net carrying value	$21,174

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

The Debentures include certain embedded derivatives that require bifurcation, including settlement and penalty provisions.  The compound embedded derivative will be re-measured at each reporting period and the change in fair value will be recognized in the consolidated statements of operations. See also Note 4, “Fair Value Measurements”.

The following table summarizes the Company’s carrying value of the JGB Debt (in thousands) on the March 15, 2017 issuance date:

March 15, 2017
Debt principal	$27,780
Less: Issuance cost	(998)
Original issue discount	(2,780)
Original warrant valuation	(900)
Embedded Derivative Liability	(2,290)
Total debt discount	(6,968)
Carrying Value	$20,812

As a result of the issuance of 1,022,544 shares of the Company’s common stock issued at a price per share equal to $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements, the number of shares issuable pursuant to the warrants increased from 1,250,000 shares to 1,296,679 shares, the exercise price of the warrants decreased from $5.00 to $4.82 per share, and the Conversion Price of the Debentures decreased from $4.56 per share to $4.40 per share, effective July 3, 2017, as described in Note 13.

As a result of the 2017 Public Offering, effective October 5, 2017 (see Note 18), the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,296,679 to 1,338,326 shares and the exercise price of the JGB warrants decreased from $4.82 to $4.67 per share and the Conversion Price of the Debentures decreased to $4.33 per share.  Refer to Note 18 for additional details regarding the 2017 Public Offering.

Loan Agreement with East West Bank

On January 30, 2015, the Company entered into the Loan Agreement with East West Bank as the lender (“the Lender”), which provided the Company with a secured term loan facility in an aggregate principal amount of up to $20.0 million.  The balance at September 30, 2017 and December 31, 2016 was zero and $12.6 million, respectively.  In March 2017, the Company repaid the amounts outstanding under the loan agreement of $11.2 million.

The loan had no prepayment penalty.  Commitment fees were included in debt issuance costs, which were netted against the debt outstanding and are amortized to interest expense using the effective interest method over the term of the loan.  Debt extinguishment charges of $0.2 million were recorded in other expense on the Company’s condensed consolidated statements of operations in the nine months ended September 30, 2017 upon the repayment of outstanding amounts in March 2017.

Danske Bank Credit Facility

On June 25, 2013, Allenex entered into the Term Loan Facility with Danske in an aggregate principal amount of up to SEK 71,000,000 (approximately $8.8 million).  The Term Loan Facility is available for utilization in advances of a minimum of SEK 5,000,000 (approximately $0.6 million) and if more, integral multiples of SEK 1,000,000 (approximately $0.1 million). The interest rate applicable to each advance shall be the percentage rate per annum calculated as the aggregate of (i) Stockholm Interbank Offered Rate (“STIBOR”) (as defined in the Term Loan Facility) and (ii) the Margin (as described in the Term Loan Facility) at 3% conditional on the fulfillment of certain criteria.  In March 2015, Allenex entered into a first amendment to the Term Loan Facility, pursuant to which additional loans were granted.  In August 2015, Allenex entered into a second amendment to the Term Loan Facility, pursuant to which the term of the Term Loan Facility was extended.  In December 2015, Allenex entered into a waiver and amendment agreement relating to the Term Loan Facility, pursuant to which the change of control provision was waived and amended.  In March 2016, Allenex entered into another amendment to the Term Loan Facility, which modified the repayment schedule for advances under the Term Loan Facility. Under this Term Loan Facility, SEK 59,000,000 (approximately $7.3 million) was outstanding as of September 30, 2017, and this will be paid through a principal payment made on October 31, 2017 of SEK 6,000,000, or $0.7 million, and quarterly payments of SEK 3,000,000, or $0.4 million in December of 2017 and March 2018.  The remaining balance of SEK 47,000,000, (approximately $5.8 million) is due in June 2018.

On June 18, 2015, Allenex also entered into a short term credit facility with Danske with total available credit of SEK 8,000,000 (approximately $1.0 million).  As of August 4, 2016, the available credit under the short term credit facility with Danske was increased to SEK 10,000,000 (approximately $1.2 million).  As of September 30, 2017, the total outstanding balance due to Danske under the short term credit facility was approximately SEK 10,000,000 (approximately $1.2 million), and pursuant to a quarterly roll-over provision is due on December 31, 2017.

A quarterly debt covenant in the Term Loan Facility was violated on June 30, 2016 and September 30, 2016.  The Company obtained waivers for these violations.  The Company was in compliance with all debt covenants at December 31, 2016.  The Company was not in compliance with certain covenants at March 31, 2017, June 30, 2017, and September 30, 2017.  The Company obtained a waiver for these violations.  The waiver was conditional upon, among other things, the Company making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017.

FastPartner Subordinated Promissory Notes

On June 28, 2013, Allenex issued a SEK 9,400,000 (approximately $1.1 million) subordinated promissory note to FastPartner AB (“FastPartner”), which provides for an annual interest rate of 10.00%.  Principal payments of SEK 1,000,000 (approximately $0.1 million) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30 and subject to working capital requirements that had not been met in fiscal years 2016 and 2015.  The full amount of the promissory note was outstanding as of June 30, 2017 and December 31, 2016 and was due July 1, 2017.  However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013 (the “Intercreditor Agreement”), until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner.

On December 29, 2015, Allenex issued a SEK 2,000,000 (approximately $0.2 million) subordinated promissory note to FastPartner, a related party, which had an initial maturity date of December 31, 2016 and has an annual interest rate of 10.00%.  Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met in fiscal years 2016 and 2015.  However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner.

On March 7, 2016, Allenex issued a SEK 4,000,000 (approximately $0.5 million) subordinated promissory note to FastPartner, a related party, which had an initial maturity date of December 31, 2016 and has an annual interest rate of 10.00%.  Principal and accrued interest are payable on the maturity date and subject to working capital requirements that had not been met during the year ended December 31, 2016.  However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner.  The full amount of the subordinated promissory note was outstanding as of December 31, 2016 and was due July 1, 2017.

On July 1, 2017, the Company entered into a note agreement with FastPartner (the “FastPartner Note Agreement”) pursuant to which, among other things, Allenex and FastPartner agreed that all amounts owed under the above subordinated promissory notes would be governed by the FastPartner Note Agreement and to defer repayment of the principal outstanding amount of SEK 15,400,000 (approximately $1.9 million) plus accrued interest of $0.5 million until March 31, 2019.  Interest began accruing on such amount at a rate of 10% per annum, and in the event the Company makes any cash amortization repayments to JGB of the JGB Debt, or any replacement debt, Allenex will repay in cash a portion of the amount outstanding under the FastPartner Note Agreement equal to 8% of any such cash amortization repayment.

Mohammed Al Amoudi Subordinated Promissory Note

On June 28, 2013, Allenex issued a SEK 10,600,000 (approximately $1.3 million) subordinated promissory note to Mohammed Al Amoudi, which provides for an annual interest rate of 10.00%.  Principal payments of SEK 1,000,000 (approximately $0.1 million) and accrued interest are payable quarterly at September 30, December 31, March 31 and June 30, subject to meeting certain requirements for working capital. The promissory note had an initial maturity date of June 28, 2016.  On December 31, 2016, the maturity date was extended until July 1, 2017.  However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of his subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent.  The full amount of the promissory note was outstanding as of December 31, 2016. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to Mohammed Al Amoudi. Mohammed Al Amoudi is also a stockholder of the Company and is considered a related party (See Note 17).

On July 1, 2017, the Company entered into a note agreement with Mohammed Al Amoudi (the “Al Amoudi Note Agreement”) pursuant to which, among other things, Allenex and Mohammed Al Amoudi agreed to defer repayment of the principal outstanding amount of SEK 10,600,000 (approximately $1.3 million) plus accrued interest of $0.5 million until March 31, 2019. Interest began accruing on such amount at a rate of 10% per annum, and in the event the Company makes any cash amortization repayments to JGB of the JGB Debt, or any replacement debt, Allenex will repay in cash a portion of the amount outstanding under the Al Amoudi Note Agreement equal to 6% of any such cash amortization repayment.

Loan Agreement with SSP Primers Aktieboulag

On February 25, 2015, Allenex entered into a SEK 14,000,000 (approximately $1.7 million ) loan agreement with SSP Primers Aktieboulag, pursuant to which SEK 4,000,000 (approximately $0.5 million) was paid on March 7, 2016 and SEK 10,000,000 (approximately $1.2 million) is payable on February 28, 2018.  The loan amount outstanding as of September 30, 2017 and December 31, 2016 is SEK 10,000,000 (approximately $1.2 million) and has an annual interest rate of 10% on SEK 5,000,000 and 3% on the remaining SEK 5,000,000.

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

On September 26, 2016, the Company completed a public offering (the “2016 Public Offering”) pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock at a public offering price of $4.00 per share.  The aggregate gross proceeds were $9.0 million, and $7.8 million net of issuance costs.

In connection with the 2016 Public Offering, in accordance with the anti-dilution provisions in the warrants issued in connection with the Private Placement and the Subsequent Financing, the exercise price of the 1,775,580 and 1,002,507 Private Placement and Subsequent Financing warrants, respectively, was adjusted from $4.98 per share to $4.00 per share, which was the price paid by investors in the 2016 Public Offering.

As a result of the issuance of 1,022,544 shares of the Company’s common stock issued at a price per share equal to $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements, the exercise price of the warrants issued in connection with the Private Placement in April 2016, 1,775,580 Private Placement warrants and 200,000 Placement Agent Warrants, as described in Note 13, were adjusted from $4.00 and $3.99 per share, respectively, to $1.12 per share, effective July 3, 2017.

  On October 10, 2017, the Company sold in an underwritten public offering an aggregate of 4,992,840 shares of its common stock, including 651,240 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $4.00 per share.  Refer to Note 18 for details regarding the 2017 Public Offering.

13. WARRANTS

Private Placement, Placement Agent and Subsequent Financing Warrants

The warrants issued in the Private Placement and the Placement Agent Warrants (as described in Note 12) are considered free standing instruments that are contingently redeemable and classified as liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2016 and September 30, 2017.  The warrants became exercisable to purchase common stock after the Company obtained the Requisite Stockholder Approval on June 16, 2016.  Upon the closing of the Private Placement on April 14, 2016, the Company recorded an estimated fair value of $3.3 million relating to warrants to purchase 1,975,580 shares of common stock that were issued in the Private Placement.  The warrants were comprised of warrants to purchase 1,775,580 shares of common stock that were issued to certain accredited investors measured at an estimated fair value of $3.0 million, and Placement Agent Warrants to purchase 200,000 shares of common stock measured at an estimated fair value of $0.3 million.  The Placement Agent Warrants were issued for services performed by placement agents as part of the Private Placement and were treated as equity issuance costs and were recorded in stockholders’ equity on the Company’s condensed consolidated balance sheets to offset the Private Placement proceeds allocated to the Series A Preferred and common stock.

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

The initial total estimated fair value of the warrant liability was $5.0 million following the closing of the Private Placement, the issuance of Placement Agent Warrants and the closing of the Subsequent Financing.  As of December 31, 2016 the total estimated fair value of the warrant liability was $5.2 million and as of September 30, 2017, the total estimated fair value of the warrant liability was $7.9 million.  The corresponding remeasurement expense for the three and nine months ended September 30, 2017 of $6.2 million and $2.7 million, respectively, was recorded in change in estimated fair value of common stock warrant and derivative liabilities on the Company’s condensed consolidated statements of operations.

In connection with the issuance of shares to the Former Majority Shareholders, the exercise prices of the warrants issued in the Private Placement and Placement Agent Warrants were adjusted from $4.00 and $3.99 per share, respectively, to $1.12 per share.

JGB Debt Warrants

In connection with the issuance of the JGB Debt (as described in Note 11), the Company issued the JGB Warrants to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock.  The exercise price of the JGB Warrants is $5.00 per share, and the JGB Warrants are exercisable from September 16, 2017 through September 15, 2022.  The initial estimated fair value of the warrant liability was $0.9 million.  As of September 30, 2017, the estimated fair value of the warrant liability was $2.5 million.  The corresponding remeasurement expense for the three and nine month periods ended September 30, 2017 was $2.1 million and $1.6 million, respectively, was recorded in change in estimated fair value of common stock warrant liability and derivative liability on the Company’s condensed consolidated statements of operations.

The Company determined that the warrants and the debentures were free standing instruments for accounting purposes.  The terms of the warrants include a down round protection, which precludes the Company from classifying the warrants in equity.  As such, the warrants are classified as a liability and allocated their full fair value on day one and the residual value, after allocation of the fair value of the derivative is ascribed to the Debentures.  In addition, the warrants will be re-measured at each reporting period and change in fair value will be recognized in the consolidated statements of operations.

Pursuant to an agreement with the Former Majority Shareholders, the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,250,000 shares to 1,296,679 shares and the exercise price of the JGB Warrants decreased from $5.00 to $4.82 per share, effective July 3, 2017.

As a result of the 2017 Public Offering, effective October 5, 2017, the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,296,679 shares to 1,332,620 shares and the exercise price of the JGB Warrants decreased from $4.82 to $4.69 per share.  As a result of the sale of the 651,240 shares of common stock pursuant to the underwriters’ full exercises of their option to purchase additional shares to cover over-allotments in the 2017 Public Offering, effective October 10, 2017, the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,332,620 shares to 1,338,326 shares and the exercise price of the JGB Warrants decreased from $4.69 to $4.67 per share.  Refer to Note 18 for additional details regarding the 2017 Public Offering.

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

As of September 30, 2017, outstanding warrants to purchase Common Stock were:

	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
February 2008	10 years	$35.10	22,792
August 2009	10 years	$21.78	33,473
July 2010	9 years	$21.78	6,694
December 2010	7 years	$21.78	17,215
August 2012	7 years	$21.78	167,182
January 2015	5 years	$6.96	34,483
April 2016 (a)	7 years	$1.12	1,725,453
April 2016 (b)	5 years	$1.12	200,000
June 2016 (c)	7 years	$4.00	1,002,507
March 2017 (d)	5 years	$4.82	1,296,679
			4,506,478

(a)

Issued on April 14, 2016 in connection with the Private Placement to certain accredited investors.  In accordance with the anti-dilution provisions, the exercise price of the warrants issued in connection with the Private Placement was adjusted from $4.98 to $4.00, which was the price paid by investors in the 2016 Public Offering, which closed on September 26, 2016.  As a result of the issuance of 1,022,544 shares of the Company’s common stock at $1.12 in connection with the amendments to the Conditional Share Purchase Agreement, the exercise price was adjusted from $4.00 to $1.12, effective July 3, 2017.

(b)

Issued on April 14, 2016 in connection with the Private Placement to placement agents.  As a result of the issuance of 1,022,544 shares of the Company’s common stock at $1.12 in connection with the amendments to the Conditional Share Purchase Agreement, the exercise price was adjusted from $3.99 to $1.12, effective July 3, 2017.

(c)

Issued on June 15, 2016 in connection with the Subsequent Financing.  In accordance with the anti-dilution provisions, the exercise price of the warrants issued in connection with the Subsequent Financing was adjusted from $4.98 per share to $4.00 per share, which was the price paid by investors in the 2016 Public Offering, which closed on September 26, 2016.

(d)

Issued on March 15, 2017 in connection with the JGB Debt.  As a result of the issuance of 1,022,544 shares of the Company’s common stock at $1.12 in connection with the amendments to the Conditional Share Purchase Agreement, the number of shares issuable pursuant to the JGB Warrants increased from 1,250,000 to 1,296,679 and the exercise price of the JGB Warrants was adjusted from $5.00 to $4.82, effective July 3, 2017.

Refer to Note 18 for an explanation of additional changes to the JGB warrants effective October 5, 2017 and October 10, 2017.

14. STOCK INCENTIVE PLANS

2014 Equity Incentive Plan

Upon its initial public offering, the Company reserved 838,695 shares of common stock for issuance under its 2014 Equity Incentive Plan (“2014 Plan”).  The shares reserved for issuance under the 2014 Plan also include shares returned to the Company’s 2008 Equity Incentive Plan as the result of expiration or termination of options, provided that the maximum number of shares that may be added to the 2014 Plan thereby is limited to a maximum of 865,252 shares.  The number of shares available for issuance under the 2014 Plan has been and will be increased annually on the first day of each year beginning in 2014, equal to the least of:

•	357,075 shares (subject to adjustment for stock splits, stock dividends, recapitalizations or similar transactions);
•	4.0% of the outstanding shares of common stock as of the last day of the immediately preceding year; or
•	such other number of shares as the Company’s board of directors may determine.

The 2014 Plan allows restricted stock units (“RSUs”) to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs under the 2014 Plan in March 2015.

2016 Inducement Plan

On April 21, 2016, the Company’s board of directors, including its independent directors, adopted the Company’s 2016 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company may grant stock awards of up to a total of 155,500 shares of common stock to new employees of the Company.  The Inducement Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex.  The terms of the Inducement Plan are substantially similar to the 2014 Plan.

The Inducement Plan allows RSUs to be granted in addition to stock options.  The RSUs vest annually over four years in equal increments.  The Company began granting RSUs under the Inducement Plan starting June 2016.

Stock Options and Restricted Stock Units

The following table summarizes option and unvested RSU activity under the plans and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2016	365,074	1,792,286	$6.15	306,245	$5.69
Additional options authorized	357,075
Restricted stock grants	(89,684)
RSUs granted	(207,500)			207,500	2.17
RSUs forfeited	78,667			(78,667)	4.19
RSUs vested	—			(94,428)	5.60
Options granted	(575,200)	575,200	2.05
Options exercised	—
Options forfeited	228,961	(228,961)	4.89
Options expired	145,965	(145,965)	4.96
Balance—September 30, 2017	303,358	1,992,560	$5.16	340,650	$3.92

The total intrinsic value of options exercised was zero in the nine months ended September 30, 2017.

As of September 30, 2017, the total intrinsic value of outstanding RSUs was approximately $0.4 million and there were $1.0 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.51 years.

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

Valuation Assumptions

The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock options
Expected term (in years)	5.7	5.5	5.9	5.9
Expected volatility	57.80-60.60%	45.81%-46.44%	53.07%-60.60%	39.60%-46.44%
Risk-free interest rate	1.85%-1.98%	1.18%-1.29%	1.85%-2.12%	1.13%-1.65%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	98.58%	77.05%	77.42%	85.97%
Risk-free interest rate	1.13%	0.49%	0.85%	0.45%
Expected dividend yield	—%	—%	—%	—%

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs and ESPP shares for the three and nine months ended September 30, 2017 and 2016, included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of testing	$38	$38	$157	$105
Research and development	104	109	279	321
Sales and marketing	32	47	127	118
General and administrative	256	336	753	967
Total	$430	$530	$1,316	$1,511

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

Non-Employee Director Equity-based Compensation

For the nine months ended September 30, 2017 and 2016, the Company paid a portion of its non-employee directors’ compensation through the award of common shares.  The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares. Since the Company’s inception, a total of 194,625 shares have been issued to non-employee directors, for a total fair value of $0.7 million.  Expense associated with awards of shares of common stock to non-employee directors was $0.1 million and $0.1 million for each of the three months ended September 30, 2017 and 2016, respectively, which was included in general and administrative expense in the condensed consolidated statements of operations.

15. INCOME TAXES

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  For the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of $0.2 million and $0.8 million, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.  The income tax benefit of $0.2 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses.  In conjunction with the acquisition of Allenex on April 14, 2016, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangible assets.

The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. Accordingly, the U.S. net deferred tax assets have been offset by a full valuation allowance.

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

Prior to the acquisition of Allenex, the Company operated as a single reportable segment.  Subsequent to the acquisition of Allenex, the Company has identified the following two reportable segments, which are the same as its operating segments:

•

CareDx: This segment focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients.  Its first commercialized testing solution, AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate/severe acute cellular rejection.  On October 9, 2017, AlloSure became commercially available with Medicare reimbursement.  AlloSure is the first and only non-invasive test that assesses organ health by directly measuring allograft injury.  AlloSure can accurately determine active rejection, enabling better management of kidney transplant patients.

•

Olerup: This segment develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.  The Olerup product lines include Olerup SSP, Olerup SBT, Olerup QTYPE, Olerup SBT Resolver and Olerup XM-ONE.

There were no intersegment sales for the three and nine months ended September 30, 2017. The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segments
Revenues	$12,191	$12,475	$35,821	$29,771
Operating loss	(3,864)	(4,933)	(16,007)	(18,471)
Depreciation and amortization	919	1,068	2,740	2,195
CareDx
Revenues	$8,319	$8,721	$24,905	$22,543
Operating loss	(2,876)	(2,910)	(10,996)	(14,724)
Depreciation and amortization	223	301	721	861
Olerup
Revenues	$3,872	$3,754	$10,916	$7,228
Operating loss	(988)	(2,023)	(5,011)	(3,747)
Depreciation and amortization	696	767	2,019	1,334

	September 30, 2017	December 31, 2016
Assets:
CareDx	$38,440	$41,169
Olerup	36,653	35,561
Total assets	$75,093	$76,730

Revenues by geographic regions are based upon the customers’ ship-to address or headquarters location.  The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
North America	$9,393	$10,131	$27,964	$26,461
Europe, Middle East and Africa	2,569	2,313	7,136	3,168
Latin America	104	31	356	142
Australia	125	—	365	—
Total	$12,191	$12,475	$35,821	$29,771

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2017	December 31, 2016
Long-lived assets:
North America	$1,372	$2,052
Europe, Middle East and Africa	798	879
Australia	111	—
Total	$2,281	$2,931

17. RELATED PARTY TRANSACTIONS

The Company has loans outstanding with both FastPartner AB and Mr. Mohammed Al Amoudi as of September 30, 2017 (as described in Note 11).  A member of the Company’s board of directors is a managing director of M.M. Dillon, and as such, the Company considered M.M. Dillon to be a related party. M.M. Dillon acted as one of the Company’s financial advisors and placement agents in connection with the Private Placement and Subsequent Financing (as described in Note 12).

18. SUBSEQUENT EVENTS

2017 Public Offering

On October 4, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Craig-Hallum Capital Group LLC, as sole book-running manager and representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “2017 Public Offering”) of 4,341,600 shares of its common stock at a public offering price of $4.00 per share.  Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the closing of the Offering, to purchase up to an additional 651,240 shares of common stock.  On October 10, 2017, pursuant to the Underwriting Agreement, the Company sold an aggregate of 4,992,840 shares of its common stock, including 651,240 shares sold pursuant to the Underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $4.00 per share.

Net proceeds from the 2017 Public Offering are expected to be approximately $18.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

As a result of the announcement of the Company’s entry into the Underwriting Agreement in accordance with the anti-dilution provisions in the JGB Warrants and the Debentures, effective October 5, 2017, the number of shares issuable pursuant to the JGB Warrants increased from 1,296,679 shares to 1,332,620 shares, the exercise price of the JGB Warrants decreased from $4.82 to $4.69 per share, and the Conversion Price of the Debentures decreased from $4.40 per share to $4.34 per share.

As a result of the sale of the 651,240 shares of common stock pursuant to the Underwriters’ full exercise of their option to purchase additional shares in accordance with the anti-dilution provisions in the JGB Warrants and the Debentures, effective October 10, 2017, the number of shares issuable pursuant to the JGB Warrants increased from 1,332,620 shares to 1,338,326 shares, the exercise price of the JGB Warrants decreased from $4.69 to $4.67 per share, and the Conversion Price of the Debentures was decreased from $4.34 per share to $4.33 per share.

Voluntary Employee Stock Option Exchange Offer

On October 12, 2017, the Company announced a voluntary stock option exchange offer (the “Exchange Offer”) in which eligible employees had the opportunity to exchange certain options that had an exercise price of $12.00 per share or more for a grant of new options upon expiration of the Exchange Offer on November 9, 2017 of the Exchange Offer.  There were approximately 301,136 shares of common stock subject to stock options eligible for exchange under the Exchange Offer, of which options to purchase an aggregate of 285,315 shares of common stock were tendered by a total of 26 employees and exchanged for options to purchase an aggregate of 174,330 shares of common stock that have an exercise price of $5.49 per share, the closing price of the common stock on November 9, the grant of date.

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
•

our ability to generate revenue from sales of Olerup SSP products, sequence-based typing, or Olerup SBT, Olerup XM-ONE, and future pre-transplant solutions, if any, and our ability to increase the commercial success of these pre-transplant products;

•

our plans and ability to develop and commercialize new solutions, including donor-derived cell-free DNA, or dd-cfDNA (which includes our AlloSure test), and solutions for the surveillance of heart, kidney, and other solid organ transplant recipients;

•

our plans and ability to develop, commercialize, and/or distribute new Human Leukocyte Antigen, or HLA, typing, such as a quantitative real-time polymerase chain reaction, or q-PCR, methodology (which includes QTYPE) and possibly Next Generation Sequencing technology and pre-transplant solutions;

•	our ability to obtain additional financing on terms favorable to us, or at all;
•	our ability to regain eligibility to use Registration Statements on Form S-3 for capital-raising transactions;
•

our ability to integrate our business with the business of CareDx International AB, formerly Allenex AB, or Allenex, and Conexio Genomics Pty Ltd., or Conexio, in order to realize the anticipated benefits of the acquisition;

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.  It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

AlloMap

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

Since the launch of AlloMap in January 2005, we have performed approximately 106,200 commercial AlloMap tests, including 11,475 tests during the first nine months of 2017, and we have received net proceeds of approximately $211 million from AlloMap testing revenues.  During the first nine months of 2017, AlloMap was used in 122 of the approximately 140 heart transplant management centers in the United States.  In 2013, we began a partnership with Diaxonhit SA, or Diaxonhit, the leading French provider of specialty in-vitro diagnostic solutions for transplantation, to expand our AlloMap offering in Europe for which we have secured a dedicated laboratory.  On May 25, 2016, Diaxonhit announced that it had entered into a services agreement with University

Hospital of Strasbourg to open a laboratory dedicated to AlloMap testing.  We believe the lab meets all of the quality and safety requirements to ensure the accuracy and reproducibility of the results of AlloMap. Further, our Strasbourg, France location is centrally located in the heart of Europe, which is ideal for servicing heart transplant centers throughout Europe.

AlloMap has received positive coverage decisions for reimbursement from Medicare.  The 2017 reimbursement rate for AlloMap is $2,841.  On September 22, 2017, Medicare released the preliminary 2018 Clinical Laboratory Fee Schedule.  Effective January 1, 2018, Medicare plans to reimburse us $3,240 for AlloMap testing of Medicare beneficiaries, which represents a 14% increase over the 2017 reimbursement rate.  AlloMap has also received positive coverage decisions for reimbursement from many of the largest U.S private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation (HCSC), Humana, Kaiser Foundation Health Plan, Inc., and TRICARE.

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

AlloSure

AlloSure, our recently launched commercial transplant surveillance solution, applies proprietary next generation sequencing technology to measure dd-cfDNA in the blood stream emanating from the donor kidney or heart.  We believe AlloSure may help clinicians determine rejection-specific activity manifested as cell damage in the transplanted heart, kidney and other solid organs, irrespective of the type of organ transplanted.  We believe the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, we believe AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants. In late 2015, we announced the completion of analytical validation of AlloSure. Samples used in the analytical validation included donor recipient pairs with unrelated as well as closely related family members.  A report describing the analytical validation of AlloSure including clinical validation information for heart transplant, appeared in the November 2016 issue of The Journal of Molecular Diagnostics (2016).

As part of our development efforts for AlloSure, we initiated the Circulating Donor-Derived Cell-Free DNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial in May 2015. DART was designed to establish clinical validation, of the clinical performance characteristics of dd-cfDNA in detecting rejection in kidney allograft recipients.  DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection.  DART was also designed to demonstrate the correlation of dd-cfDNA to renal function through comparison to both serum creatinine and estimated glomerular filtration rate.  Patients were followed in DART for up to 24 months.  We completed the first analysis of the data from DART in June 2016.  By the time of completion of the first analysis, 400 patients had enrolled in DART in 14 centers and we had collected specimens from over 1,260 patient visits.  The study demonstrated increased levels of dd-cfDNA, using the non-invasive AlloSure assay, discriminated active rejection.  Based on the analytical validity and first analysis clinical validation data, we, in collaboration with clinical investigators, submitted two manuscripts that have been accepted for scientific peer-reviewed publication.  The study reports were e-published (online) in the Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017.

On September 26, 2017 we received notice that the Molecular Diagnostics Services (MolDX) Program developed by Palmetto GBA has set AlloSure reimbursement at $2,840.75.  AlloSure began to be reimbursed for kidney transplant patients covered by Medicare across the United States starting October 9, 2017, the effective date of the Palmetto local coverage determination (LCD).

Olerup

In April 2016, we acquired Allenex AB, or Allenex or Olerup. Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better pre-transplant match between a donor and a recipient of stem cells and kidneys.  Olerup SSP, a set of Human Leukocyte Antigen, or HLA, typing, is used prior to hematopoietic stem cell/bone marrow transplantation and organ transplantation.  Olerup SSP is used to type HLA alleles based on sequence-specific primer, or SSP, technology, is one of the market leaders and has long been a well-established brand name in Europe and select other markets for pre-transplant solutions.  We frequently update typing kits to include newly discovered alleles, resulting in what we believe is one of the most up-to-date and comprehensive allele libraries for the SSP technology.  We also offer Olerup XM-ONE®, which we believe is the first standardized test that quickly identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium.  This crossmatch test has primarily been used prior to kidney transplants, and more recent clinical trials are further demonstrating its value as a complement to traditional antibody testing prior to these types of transplants. In 2014, Allenex began active development of a new HLA typing product, QTYPE, and commercially launched the product at the end of September 2016. Olerup QTYPE uses real-time PCR, or q-PCR, methodology.

From 2011 to January 2017, Allenex, through its subsidiary, Olerup SSB AB, was the exclusive global distributor of the HLA sequence-based typing products Olerup SBT Resolver and Olerup Assign SBT from Conexio, which is an Australian-based company that specializes in the development of sequencing of HLA typing, among other technologies. Illumina, Inc. acquired Conexio, and, in January 2017, we acquired from Illumina the elements necessary to continue offering the SBT line of products to our customers and Conexio’s legacy customers that were not included in the initial distribution agreement.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap tests, which represented 67% and 68% of our total revenues for the three and nine months ended September 30, 2017, respectively, and 69% and 75% of our total revenues for the three and nine months ended September 30, 2016, respectively.  Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners.  The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services.  As of September 30, 2017, the list price of AlloMap was $3,600 per test.  However, amounts actually received by us vary from payer to payer based on each payer’s internal coverage practices and policies.  We generally bill third-party payers upon delivery of an AlloMap score report to the ordering physician.  As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

We began recognizing product revenue following the acquisition of Allenex in the second quarter of 2016. Our product revenue is derived primarily from sales of Olerup SSP products and other related product lines.  Product revenue represented 32% and 30% of total revenue for the three and nine months ended September 30, 2017, respectively, and 30% and 24% of our total revenues for the three and nine months ended September 2016, respectively.  We recognize product revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete and tested and has been shipped, which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance.  When collectability is not reasonably assured, we defer the revenue over the cash collection period.  Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any discounts given to the buyer.

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

Change in Estimated Fair Value of Contingent Consideration

The consideration for our business combination with ImmuMetrix, Inc., which occurred in June 2014, includes a future payment that is contingent upon the achievement of a specified milestone.  We recorded a contingent consideration liability at its fair value in June 2014, at the acquisition date.  We revalue our contingent consideration obligation each reporting period.  Changes in the fair value of our contingent consideration obligation are recognized as a component of operating expense within our condensed consolidated statements of operations.

Interest Expense

Interest expense is associated with borrowings under our loan agreements, accretion of discounts on debt and accretion of the discounts on deferred purchase consideration.

Other Expense

For the three and nine months ended September 30, 2017, other expense primarily consisted of debt advisory fees, debt extinguishment charges related to our prior debt facility with East West Bank and foreign currency translation adjustments.  For the three and nine months ended September 30, 2016, other expense primarily consisted of financing costs associated with a six-month bridge loan with Oberland Capital SA Davos LLC, or Oberland, that did not materialize.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The free standing warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value.  The warrants were remeasured on September 30, 2017 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant and derivative liabilities on the condensed consolidated statements of operations.  The free standing warrants and embedded derivatives issued in connection with the issuance of the JGB debt are recorded at their estimated fair value and on September 30, 2017 and will be remeasured at each subsequent balance sheet date with changes recorded to change in estimated fair value of common stock warrant and derivative liabilities.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

(In thousands, except for AlloMap test results delivered)

	Three Months Ended September 30,
	2017	2016	Change
AlloMap test results delivered	3,864	3,616	248
Revenue:
Testing revenue	$8,163	$8,613	$(450)
Product revenue	3,872	3,754	118
Collaboration, license and other revenue	156	108	48
Total revenue	12,191	12,475	(284)
Operating expenses:
Cost of testing	3,156	2,604	552
Cost of product	2,053	3,355	(1,302)
Research and development	2,959	2,930	29
Sales and marketing	3,255	3,451	(196)
General and administrative	4,038	5,180	(1,142)
Change in estimated fair value of contingent consideration	594	(112)	706
Total operating expenses	16,055	17,408	(1,353)
Loss from operations	(3,864)	(4,933)	1,069
Interest expense	(1,685)	(568)	(1,117)
Other expense, net	(317)	(133)	(184)
Change in estimated fair value of common stock warrant liability and derivative liability	(8,599)	1,386	(9,985)
Income tax benefit	178	449	(271)
Net loss	(14,287)	(3,799)	(10,488)
Net loss attributable to noncontrolling interest	(19)	(35)	16
Net loss attributable to CareDx, Inc.	$(14,268)	$(3,764)	$(10,504)

Testing Revenue

AlloMap test results delivered increased by 248, or 7%, for the three months ended September 30, 2017, compared to the same period in 2016. Testing revenue decreased by $0.5 million, or 5%, for the three months ended September 30, 2017 as compared to the same period in 2016.  The decrease is due to $0.9 million of revenue recognized in the three months ended September 30, 2016, related to the catch-up of cash collections on tests performed in prior periods.  This decrease was partially offset by an increase in revenue of $0.4 million in the same period in 2017 due to increased AlloMap test results delivered.

Product Revenue

Product revenue increased by $0.1 million, or 3%, for the three months ended September 30, 2017, compared to the same period in 2016.

Collaboration, License and Other Revenue

Collaboration, license, and other revenue increased by $48,000 for the three months ended September 30, 2017, compared to the same period in 2016.

Cost of Testing

Cost of testing increased by approximately $0.6 million, or 21%, for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to higher testing volume and increased overhead allocations resulting from a higher proportion of commercial testing versus development testing in 2017 as compared to the same period in 2016.

Cost of Product

Cost of product decreased by $1.3 million, or 39%, for the three months ended September 30, 2017, compared to the same period in 2016.

The decrease in cost of product in the three months ended September 30, 2017 mainly reflects a decrease in the charge recorded for the amortization of acquisition related mark-up recorded in the value of inventory.  In the three months ended September 30, 2016, a charge of $1.3 million was recorded related to inventory purchased in the Allenex acquisition.  In the three months ended September 30, 2017, a charge of $0.3 million was recorded related to inventory purchased in the Conexio acquisition.

Research and Development

Research and development expenses decreased by less than $0.1 million for the three months ended September 30, 2017, compared to the same period in 2016 due to decreased AlloSure development expenditures.

Sales and Marketing

Sales and marketing expenses decreased by approximately $0.2 million, or 6%, for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to lower tradeshow related expenses in 2017.

General and Administrative

General and administrative expenses decreased by $1.1 million, or 22%, for the three months ended September 30, 2017, compared to the same period in 2016.  This decrease reflects a reduction in audit, tax and other professional and consulting fees incurred in 2016, primarily in connection with our acquisition of Allenex on April 14, 2016.

Change in Estimated Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the three months ended September 30, 2017 and 2016, respectively, and recognized a non-cash gain of $0.6 million and a non-cash loss of $0.1 million in each respective period as a result of  management’s estimate of the probability of meeting the milestone under our business combination agreement with ImmuMetrix, Inc. increasing by 10 percentage points and 0 percentage points in the three months ended September 30, 2017 and September 30, 2016, respectively, and our common stock per share price increasing by $3.45 and decreasing by $0.86 in the respective periods.

Interest Expense

Interest expense increased by $1.1 million for the three months ended September 30, 2017, compared to the same period in 2016. This increase primarily consists of:

•

$0.4 million in increased interest expense due to the higher principal balance and interest rate of the JGB debt, which was outstanding during the three months ended to September 30, 2017, compared to the East West Bank debt, which was outstanding throughout the same period in 2016.

•	$0.6 million in increased debt discount amortization due to the higher debt discount applicable to the JGB debt compared to the debt discount applicable to the East West Bank debt.
•	$0.1 million in increased interest expense due to the commencement of interest accruing on the deferred purchase consideration from January 1, 2017.

Other Expense, Net

The $0.2 million increase reflects higher foreign currency translation adjustments for the three months ended September 30, 2017 compared to the same period in 2016.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $8.6 million expense in the three months ended September 30, 2017 and $1.4 million income in the comparative period in 2016.

In the three months ended September 30, 2016, the $1.4 million income was related to our common stock warrant liability and reflected the quarterly decrease in the valuation of the approximately 2.0 million shares issuable pursuant to the Private Placement and Placement Agent warrants, due to the change in the share price of our common stock during period.

In the three months ended September 30, 2017, the $8.6 million charge reflected $8.2 million expense related to our common stock warrant liability and $0.4 million of expense related to our derivative liability.

The $8.2 million expense related to our common stock warrant liability was due to (i) changes in the valuation of warrants due to the change in the share price of our common stock during the period, (ii) the adjustment in the exercise price of the Private Placement and Placement Agent warrants from $4.00 and $3.99 per share, respectively, to $1.12 per share, effective July 3, 2017, as a result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to amendments to the Conditional Share Purchase Agreements we entered into with each of Midroc Invest AB, FastPartner AB, or FastPartner, and Xenella Holding A, the former majority shareholders of Allenex, or collectively, the Former Majority Shareholders, in connection with the acquisition of Allenex, or the Conditional Share Purchase Agreements, and (iii) adjustments to the quantity and exercise price of the JGB warrants result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements.

The JGB Debt (as described in Note 11 of the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) includes certain embedded derivatives that require bifurcation. The value of these derivatives increased $0.4 million in the three months ended September 30, 2017.

Income Tax Benefit

For the three months ended September 30, 2017, we recorded an income tax benefit of $0.2 million on a loss before income taxes of $14.5 million.  The effective tax rate for the three months ended September 30, 2017 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the earnings taxed in foreign jurisdictions and the amortization of the acquired intangibles.

Comparison of the Nine Months Ended September 30, 2017 and September 2016

(In thousands, except for AlloMap test results delivered)

	Nine Months Ended September 30,
	2017	2016	Change
AlloMap test results delivered	11,475	10,577	898
Revenue:
Testing revenue	$24,485	$22,317	$2,168
Product revenue	10,916	7,228	3,688
Collaboration, license and other revenue	420	226	194
Total revenue	35,821	29,771	6,050
Operating expenses:
Cost of testing	9,224	8,228	996
Cost of product	6,558	6,411	147
Research and development	9,360	9,231	129
Sales and marketing	9,747	8,544	1,203
General and administrative	14,672	16,250	(1,578)
Goodwill Impairment	1,958	—	1,958
Change in estimated fair value of contingent consideration	309	(422)	731
Total operating expenses	51,828	48,242	3,586
Loss from operations	(16,007)	(18,471)	2,464
Interest expense	(4,166)	(1,351)	(2,815)
Other expense, net	(1,191)	(3,334)	2,143
Change in estimated fair value of common stock warrant liability and derivative liability	(3,404)	(1,779)	(1,625)
Income tax benefit	837	888	(51)
Net loss	(23,931)	(24,047)	116
Net loss attributable to noncontrolling interest	(133)	(58)	(75)
Net loss attributable to CareDx, Inc.	$(23,798)	$(23,989)	$191

Testing Revenue

AlloMap test results delivered increased by 898, or 9%, for the nine months ended September 30, 2017, compared to the same period in 2016.  Testing revenue increased by $2.2 million, or 10%, for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to the increase in test volume.

Product Revenue

Product revenue increased by $3.7 million, or 51%, for the nine months ended September 30, 2017, compared to the same period in 2016.  The Allenex acquisition occurred on April 14, 2016 and therefore product revenue is not comparatively included in the nine months ended September 30, 2016.

Collaboration, License and Other Revenue

Collaboration, license and other revenue increased by $0.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, reflecting two additional royalty payments received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by $1.0 million, or 12%, for the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to higher testing volume and increased overhead allocations resulting from a higher proportion of commercial testing versus development testing in 2017 as compared to the same period in 2016.

Cost of Product

Cost of product increased $0.1 million, or 2%, for the nine months ended September 30, 2017, compared to the same period in 2016. The Allenex acquisition occurred on April 14, 2016 and therefore cost of product is not comparatively included in the nine months ended September 30, 2016.

The effect of cost of product not being comparatively included was partially offset by a decrease in the charge recorded for the amortization of acquisition related mark-up recorded in the value of inventory.  In the nine months ended September 30, 2016, a charge of $2.5 million was recorded related to inventory purchased in the Allenex acquisition.  In the nine months ended September 30, 2017 a charge of $0.3 million was recorded related to inventory purchased in the Conexio acquisition.

Research and Development

Research and development expenses increased less than $0.1 million, or 1%, in the nine months ended September 30, 2017, compared to the same period in 2016.  This is primarily due to a $0.7 million increase for QTYPE development costs which are not comparatively included in the nine months ended September 30, 2016, as the Allenex acquisition occurred on April 14, 2016, which was offset by a decrease of $0.6 million of AlloSure development expenditures.

Sales and Marketing

Sales and marketing expenses increased by $1.2 million, or 14%, for the nine months ended September 30, 2017, compared to the same period in 2016.  The increase primarily reflects an increase of $1.1 million in Allenex’s sales and marketing payroll related expenses, due mainly to results not being comparatively included in the nine months ended September 30, 2016, as the acquisition of Allenex occurred on April 14, 2016.  In addition, we recorded a $0.3 million increase in amortization on the intangible customer relationships, partially offset by a decrease of $0.2 million each for tradeshow expenses and consulting expenses.

General and Administrative

General and administrative expenses decreased by $1.6 million, or 10%, for the nine months ended September 30, 2017, compared to the same period in 2016.  The decrease primarily reflects a reduction in audit, tax, and other professional and consulting fees incurred in 2016, primarily in connection with our acquisition of Allenex on April 14, 2016 and to the Allenex results not being comparatively included in the nine months ended September 30, 2016.

Goodwill impairment

On January 1, 2017, we adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  The goodwill impairment test determined that the fair value of the Olerup reporting unit was $3.5 million, which was lower than its carrying value.  Accordingly, we have recorded a goodwill impairment charge of $2.0 million for the three months ended March 31, 2017, which represented the remaining goodwill balance in the Olerup entity.  No additional goodwill impairment was recorded in the six months ended September 30, 2017.

Change in Estimated Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the nine months ended September 30, 2017 and 2016, respectively, and recognized non-cash gains of $0.3 million and a non-cash loss of $0.4 million in each respective period as a result of  management’s estimate of the probability of meeting the milestone under our business combination agreement with ImmuMetrix, Inc. increasing by 10 percentage points and 0 percentage points in the nine months ended September 30, 2017 and September 30, 2016, respectively, and our common stock per share increasing $1.00 and $2.85, respectively.

Interest Expense

Interest expense increased by $2.8 million for the nine months ended September 30, 2017, compared to the same period in 2016. This increase primarily consists of:

•

$1 million in increased interest expense due to the higher principal balance and interest rate of the JGB debt, which was outstanding from March 15, 2017 to September 30, 2017, as compared to the East West Bank debt, which was outstanding for the nine months ended September 30, 2016.

•	$1.2 million in increased debt discount amortization due to the higher debt discount applicable to the JGB debt as compared to the debt discount applicable to the East West Bank debt.
•

$0.3 million in increased interest expense on Danske Bank debt and the Allenex Promissory Notes recorded in 2017, but not comparatively included in 2016 due to the acquisition of Allenex on April 14, 2016.

•	$0.3 million in increased interest expense due to the commencement of interest accruing on the deferred purchase consideration from January 1, 2017.

Other Expense, Net

Other expense decreased by $2.1 million, or 64%, for the nine months ended September 30, 2017, compared to the same period in 2016.  The decrease reflects a $2.9 million charge in 2016 to expense financing costs associated with a proposed six-month bridge loan that did not materialize, partially offset by a $0.4 million increase in foreign currency translation adjustments and $0.3 million recorded for debt extinguishment costs associated with our East West Bank debt.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $3.4 million expense in the nine months ended September 30, 2017 and $1.8 million expense in the comparative period in 2016.

In the nine months ended September 30, 2016, the $1.8 million expense was related to our common stock warrant liability and reflected the valuation at September 30, 2016 of the approximately 2.0 million shares issuable pursuant to the Private Placement and Placement Agent warrants, which were issued on April 16, 2016.

In the nine months ended September 30, 2017, the $3.4 million charge reflected $4.3 million expense related to our common stock warrant liability and $0.9 million income related to our derivative liability.

The $4.3 million expense related to our common stock liability was due to the following:

•

$2.7 million is due to a change in the valuation of the 2.0 million shares issuable pursuant to the Private Placement and Placement Agent warrants due to fluctuations in our common stock price between January 1, 2017, and September 30, 2017, and the adjustment in exercise price from $4.00 and $3.99 per share, respectively, to $1.12 per share, effective July 3, 2017 as a result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements.

•

$1.6 million is due to the issuance of warrants to purchase 1,250,000 shares of our common stock issued to JGB on March 15, 2017, adjustments to the quantity and exercise price of the JGB warrants as a result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements, and a change in the valuation of those warrants due to fluctuations in our common stock price between March 15, 2017, and September 30, 2017.

The JGB Debt (as described in Note 11 of the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) includes certain embedded derivatives that require bifurcation.  The value of these derivatives declined $0.9 million from the initial valuation on March 15, 2017 to September 30, 2017.

Income Tax Benefit

For the nine months ended September 30, 2017, we recorded an income tax benefit of $0.8 million on a loss before income taxes of $24.8 million.  The effective tax rate for the nine months ended September 30, 2017 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the earnings taxed in foreign jurisdictions and the amortization of the acquired intangibles.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,159)	$(13,462)
Investing activities	(1,103)	(21,194)
Financing activities	2,084	27,061
Effect of exchange rate changes on cash and cash equivalents	(104)	(28)
Net decrease in cash and cash equivalents	$(11,282)	$(7,623)

Operating Activities

Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the statements of operations and changes in operating assets and liabilities.  Cash used in operating activities for the nine months ended September 30, 2017 was $12.2 million.  Our net loss of $23.9 million was our primary use of cash in operating activities, which also included a number of noncash items.  Our noncash items included a $3.4 million loss on revaluation of warrants and derivative liabilities to estimated fair value, $2.0 million of goodwill impairment related to our purchase of Allenex and Conexio, $2.7 million of depreciation and amortization, $2.8 million of amortization of debt discount and noncash interest expense, and $1.3 million of stock-based compensation.  Net operating assets and liabilities decreased by $1.0 million.

Net cash used in operating activities for the nine months ended September 30, 2016 was $13.5 million.  Net loss for the period was $24.0 million, which included $4.3 million of fees and expenses incurred in connection with our acquisition of Allenex.  The net loss also included a number of noncash items including a $1.8 million loss for the revaluation of warrants to estimated fair value, a $2.9 million financing charge, $1.5 million of stock-based compensation expense, $2.2 million of depreciation and amortization, $2.7 million amortization related to an inventory fair market value adjustment, and $0.4 million revaluation gain on the contingent consideration liability.  Net operating assets and liabilities increased by $2.5 million, which was primarily caused by an increase in accrued and other liabilities.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $1.1 million, primarily due to a $0.5 million cash repayment to the Former Majority Shareholders under the amendments to the Conditional Share Purchase Agreement and $0.5 million for payments for the acquisition of the Conexio business assets.  For the nine months ended September 30, 2016, net cash used in investing activities was $21.2 million, which was the cash paid to acquire Allenex of $20.6 million, net of cash acquired of $0.6 million, and $0.6 million for purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $2.1 million, which primarily consisted of $24.0 million in net proceeds received from the JGB debt agreement in March 2017, partly offset by $13.3 million of principal payments on debt and capital lease obligations and $9.4 million of restricted cash collateral on our JGB debt.

For the nine months ended September 30, 2016, net cash provided by financing activities was $27.1 million primarily due to net proceeds received from the 2016 Public Offering of $8.3 million, net of issuance cost, from the issuance of securities in private financing transactions of $20.6 million and $0.3 million from the issuance of common stock under our employee stock purchase plan, offset by $2.2 million of principal payments on debt and capital lease obligations.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $236.4 million at September 30, 2017.  As of September 30, 2017, we had cash and cash equivalents of $6.0 million, and $36.2 million of debt outstanding under our debt obligations, net of debt discount, of which $15,000 is current.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex for an aggregate purchase consideration of approximately $34.1 million which consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Former Majority Shareholders, by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million.  Of the total cash consideration, $8.0 million of cash payable to the Former Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Former Majority Shareholders through a purchase of our equity securities in the Subsequent Financing, which was completed on June 15, 2016.  Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived, and the deferred purchase consideration was due to the Former Majority Shareholders by no later than July 1, 2017.  Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex.  We determined at the date of the acquisition that the contingencies would be waived.  We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. We will do so in accordance with all applicable Swedish law, and anticipate concluding this process in the fourth quarter of 2017.  On June 8, 2016, we delisted Allenex’s common stock from Nasdaq OMX Stockholm AB.

On July 1, 2017, we entered into amendments to the Conditional Share Purchase Agreements with the Former Majority Shareholders, pursuant to which, among other things, we agreed (i) to immediately convert approximately $1.1 million of the $6.3 million deferred purchase consideration owed by us to the Former Majority Shareholders under the Conditional Share Purchase Agreements, or the Deferred Obligation, into 1,022,544 shares of our common stock at a per share price equal to $1.12; (ii) to make an immediate cash payment of $0.5 million; (iii) to extend the maturity date of a portion of the obligations, totaling approximately $2.9 million, under the Conditional Share Purchase Agreements to March 31, 2019, and (iv) that approximately $2.1 million of the Deferred Obligation shall become payable at December 31, 2017, unless earlier converted into 1,791,762 shares of common stock prior to that date, of which issuance of shares is subject to approval by our stockholders.

In addition, promissory notes issued by Allenex to FastPartner and Mohammed Al Amoudi in an aggregate amount of approximately $4.1 million, including accrued interest, or the Allenex Notes, were due on July 1, 2017.  On July 1, 2017, Allenex entered into new note agreements with each of FastPartner and Mohammed Al Amoudi, pursuant to which, the parties agreed to defer repayment of the amounts owed under the Allenex Notes until March 31, 2019.

A quarterly debt covenant in the Term Loan Facility Agreement, or the Term Loan Facility, with Danske Bank A/S, or Danske, was violated on June 30, 2016 and September 30, 2016.  We obtained waivers for these violations. We were not in compliance with certain covenants at March 31, 2017, June 30, 2017, and September 30, 2017.  We obtained a waiver for these violations.  The waiver was conditional upon, among other things, us making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017.

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

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2017 that we believed our cash balance would not be sufficient to fund operations for a period of one year from the date of the issuance of those financial statements and that we would require additional financing and/or refinancing of our current debt obligations to fund working capital, repay debt and pay our obligations.

As of September 30, 2017, we had cash and cash equivalents of $6.0 million and an accumulated deficit of $236.4 million.  On October 10, 2017, we sold in an underwritten public offering an aggregate of 4,992,840 shares of our common stock at a public offering price of $4.00 per share for net proceeds of approximately $18.3 million.  After giving consideration to the 2017 Public Offering and the restructuring of the deferred purchase consideration for the Allenex acquisition and the Allenex Notes on July 1,

2017, we believe our existing cash and cash equivalents, and expected revenues, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

We may require future additional financing to fund working capital, repay or restructure debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to us.

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

On January 1, 2017, we adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, or ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be account for as acquisitions (or disposals) of assets or businesses.  We adopted ASU 2017-01 on a prospective basis and the adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

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

Other than the adoption of ASU 2017-01 and ASU 2017-04, there have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, originally filed with the SEC on April 21, 2017.

Factors Affecting Our Performance

The Number of AlloMap and AlloSure Tests We Receive and Report

The growth of our post-transplant business is tied to the number of AlloMap and AlloSure tests we receive and report.  Historically, less than two percent of AlloMap tests received are not reported due to improper sampling, damage in transit or other causes.  We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a test report.  As a result, the number of samples received largely correlates directly to the number of test reports.

The Number of Pre-Transplant Diagnostic Products We Sell

The growth of our pre-transplant business is tied to the marketing and sales of the Olerup SSP, Olerup QTYPE, Olerup SBT Resolver and Olerup XM-ONE product lines.  Traditionally, under the Olerup umbrella, the sales organization has been housed internally at Olerup’s Stockholm headquarters and at subsidiaries based in Vienna, Austria, Fremantle, Australia and West Chester, Pennsylvania.  The sales organization also relied on distributors in close to 40 countries.  The sales efforts for these products still rely on these entities, including the worldwide distributors.

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

Following the criteria above, Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allow us to recognize the related revenue on an accrual basis under U.S. GAAP.  For the nine months ended September 30, 2017 and 2016, 39% and 35%, respectively, of our AlloMap revenue was recognized when cash was received.  Until we achieve our revenue recognition criteria for a larger number of payers, we will continue to recognize a large portion of our revenue when cash is received.  Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded and, for a portion of our tests, we may never realize revenue.

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

On June 10, 2016, Centers for Medicare & Medicaid Services, or CMS, announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap.  Under the gapfill reimbursement rate for 2017, AlloMap reimbursement for patients covered by Medicare would have been reduced from $2,821 to $1,921, effective January 1, 2017.  This reimbursement rate, determined by gapfill submissions from the Medicare contractors, was open to reconsideration until October 31, 2016.  We submitted a request for reconsideration of the reimbursement rate determined by the MACs and in November 2016 CMS released the final 2017 Clinical Laboratory Fee Schedule reflecting the rate of reimbursement at $2,841 for AlloMap, an increase of $20 compared to the 2016 fee schedule.

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests.  The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018.  On September 22, 2017, Medicare released the preliminary 2018 Clinical Laboratory Fee Schedule. Effective January 1, 2018, Medicare plans to reimburse us $3,240 for AlloMap testing of Medicare beneficiaries, which represents a 14% increase over the 2017 reimbursement rate.

Reimbursement for AlloSure

On September 26, 2017 we received notice that the Molecular Diagnostics Services (MolDX) Program developed by Palmetto GBA has set AlloSure reimbursement at $2,840.75. AlloSure will be reimbursed for kidney transplant patients covered by Medicare across the United States starting October 9, 2017, the effective date of the Palmetto local coverage determination (LCD).  Effective October 9, 2017, AlloSure is available for commercial testing with Medicare coverage and reimbursement. We believe the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, we believe AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.

Acquisition of Allenex and Conexio Assets

With the acquisition of CareDx International AB, formerly Allenex AB (“Allenex” or “Olerup”), on April 14, 2016, we began to develop, manufacture, market and sell high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP is used to type HLA alleles based on the SSP technology and has a market in Europe and selected other markets for pre-transplant solutions.  We also offer Olerup XM-ONE, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium.  This cross-match test has primarily been used prior to kidney transplants.  With the acquisition of the business assets of Conexio on January 20, 2017, we offer a complete product range for sequence-based typing, or SBT of HLA alleles.  Olerup SBT Resolver is a test kit for sequence based HLA typing, while Assign SBTTM is the companion software for sequence analysis.  In 2014, Olerup began active development of a new HLA typing product, Olerup QTYPE that uses real-time PCR methodology. Olerup QTYPE was commercially launched at the end of September 2016.

Development of Additional Products

We rely on sales of AlloMap, Olerup SSP, Olerup SBT Resolver and Olerup XM-ONE to generate the majority of our revenue.  Our product development pipeline includes other transplant diagnostic solutions to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime.  Currently, our product development pipeline includes new products such as AlloSure, which was commercially launched on October 9, 2017, and Olerup QTYPE, which was commercially launched at the end of September 2016.  We expect to invest in research and development in order to develop additional products.  Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

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

Contractual Obligations

		Payments Due by Period
		Remainder of	Fiscal 2018	Fiscal 2020	Fiscal 2023
	Total	2017	to 2019	to 2022	and Beyond
	(in thousands)
Debt obligations	$41,775	$2,361	$32,259	$7,155	$—
Deferred purchase consideration	5,394	2,127	387	2,880	—
Operating lease obligations	6,868	566	4,252	2,050	—
Capital lease obligations	41	11	30	—	—
Software purchase commitment	150	50	100	—	—
Service commitment	35	7	21	7	—
SBP product purchase commitment	657	181	476	—	—
Total	$54,920	$5,303	$37,525	$12,092	$—

On March 15, 2017, we completed a $27.8 million convertible debt financing with institutional investors for net proceeds of $24.0 million.  The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank and we are required to maintain restricted cash of $9.4 million, which is restricted as to withdrawal and is not available to us to fund our operations or repay indebtedness.  We intend to use the remaining net proceeds for continuing operations and to fund the commercialization of AlloSure.  The Debentures mature of February 28, 2020, accrue interest at 9.5% per year and are convertible into shares of our common stock at a price of $4.56 per share, or the Conversion Price, at the holder’s option.  The Debentures include warrants to purchase up to an aggregate of 1,250,000 shares of our common stock.  The warrants have an exercise price of $5.00 (subject to adjustment in certain circumstances), become exercisable commencing on September 16, 2017 and expire on September 15, 2022.  Pursuant to an agreement with the Former Majority Shareholders signed on July 1, 2017, the number of shares issuable upon exercise of the JGB Warrants increased from 1,250,000 shares to 1,296,679 shares; the exercise price of the JGB Warrants decreased from $5.00 to $4.82 per share; and the Conversion Price of the Debentures decreased from $4.56 per share to $4.40 per share.  As a result of the 4,992,840 shares of common public stock offered under the 2017 Public Offering, the number of shares issuable upon exercise of the JGB Warrants increased from 1,296,679 shares to 1,338,326 shares; the exercise price of the JGB Warrants decreased from $4.82 to $4.67 per share; and the Conversion Price of the Debentures decreased from $4.40 per share to $4.33 per share.  Refer to Note 18 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail regarding the 2017 Public Offering.

Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by us for the acquisition of Allenex was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to the Former Majority Shareholders, subject to certain contingencies being met, by no later than March 31, 2017, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on our obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and will continue to accrue until the date the obligations are paid in full. Pursuant to an agreement with the Former Majority Shareholders signed on July 1, 2017, the terms applicable to the deferred purchase consideration were amended to, among other things, (i) immediately convert approximately $1.1 million of the Deferred Obligation into 1,022,544 shares of our common stock at a per share price of $1.12; (ii) require that we make an immediate cash repayment of $0.5 million; (iii) extend the maturity date of a portion of the obligations, totaling approximately $2.9 million to March 31, 2019; and (iv) provide that approximately $2.1 million of the Deferred Obligation shall become payable at December 31, 2017, unless earlier converted into 1,791,763 shares of common stock, which issuance of shares is subject to approval from our shareholders.

Pursuant to the terms of promissory notes that Allenex issued to FastPartner AB, we owe principal totaling SEK 15,400,000, or approximately $1.9 million.  Interest accrues on the notes at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full.  This debt was outstanding as of June 30, 2017 and was payable in a lump sum on July 1, 2017.  On July 1, 2017, we entered into a Note Agreement with FastPartner AB to defer payment of SEK 15,400,000 principal and accrued interest until March 31, 2019 provided that the interest will continue to accrue at 10% per annum.  However, pursuant to an intercreditor agreement among Allenex, Danske, FastPartner AB, Mohammed Al Amoudi and Olerup SSP AB, dated June 25, 2013, or the Intercreditor Agreement, until the Term Loan Facility is repaid, FastPartner AB may not demand or receive payment of its subordinated promissory notes, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory notes, without Danske’s prior written consent.  Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner AB.  FastPartner AB is one of the three Former Majority Shareholders and a related party to us.  On July 1, 2017, we entered into an agreement with FastPartner pursuant to which, among other things, FastPartner and Allenex agreed to defer repayment of the principal amount outstanding plus accrued interest until March 31, 2019.

Pursuant to the terms of a promissory note that Allenex issued to Mohammad Al Amoudi, we owe principal in the amount of SEK 10,600,000, or approximately $1.3 million. Interest accrues on the note at a rate of 10.0% per year and will continue to accrue until the date the note is paid in full.  This debt was outstanding as of June 30, 2017 and was payable in a lump sum on July 1, 2017. On July 1, 2017, we entered into a Note Agreement with Mohammad Al Amoudi to defer the SEK 10,600,000 principal and accrued interest until March 31, 2019 provided that the interest will continue to accrue at 10% per annum.  However, pursuant to the Intercreditor Agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of his subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent.  Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to Mohammad Al Amoudi. Mohammed Al Amoudi is affiliated with Midroc Invest AB and Xenella Holding AB, which are two of the three Former Majority Shareholders. Mohammed Al Amoudi is a related party to us.  On July 1, 2017, Allenex entered into a note agreement with Mohammed Al Amoudi pursuant to which, among other things, Mohammed Al Amoudi and Allenex agreed to defer repayment of the principal amount outstanding plus accrued interest until March 31, 2019.

Pursuant to the terms of a loan agreement, as amended, that Allenex entered into with SSP Primers Aktieboulag, SEK 10,000,000, or approximately $1.2 million, was outstanding as of September 30, 2017, and is payable on February 28, 2018.

Pursuant to the Term Loan Facility with Danske Bank, SEK 59, 000,000, or approximately $7.3 million, was outstanding as of September 30, 2017, and this will be paid through a principal payment made on October 31, 2017 of SEK 6,000,000, or $0.7 million, and quarterly payments of SEK 3,000,000, or $0.4 million, in December of 2017 and March 2018.  The remaining balance of SEK 47,000,000, or approximately $5.8 million, is due in June 2018.  Notwithstanding the repayment schedule provided by the Term Loan Facility, the full outstanding balance was reclassified to current liabilities due to the insufficient working capital in Allenex.

A quarterly debt covenant in the Term Loan Facility was violated on June 30, 2016 and September 30, 2016.  We obtained waivers for these violations.  We were not in compliance with certain covenants at March 31, 2017, June 30, 2017, and September 30, 2017.  We obtained a waiver for these violations.  The waiver was conditional upon, among other things, us making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017.

Pursuant to a short term credit facility that Allenex entered into with Danske, we have total available credit of SEK 10,000,000, or approximately $1.2 million.  As of September 30, 2017, our outstanding balance was approximately SEK 10,000,000, or approximately $1.2 million, and pursuant to a quarterly roll-over provision is due on December 31, 2017.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business.  These risks primarily relate to interest rates.  We had cash and cash equivalents of $6.0 million and $17.3 million at September 30, 2017 and December 31, 2016, respectively, which consisted of bank deposits and money market funds.  Additionally, we had debt of $36.2 million and $23.9 million as of September 30, 2017 and December 31, 2016, respectively.  Most of our current debt arrangements bear a daily floating rate.  Such interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.  A hypothetical 50 basis point increase or decrease in interest rates, which is approximately a 10% increase or decrease, as applicable, in the cost of borrowing, during any of the periods presented would have an approximate impact of $0.1 million on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

Since 2014, our AlloMap test has been offered in Europe through our agreement with Diaxonhit.  From 2014 to August 2015, our AlloMap test was offered in Canada through our agreement with LifeLabs Medical Laboratory Services.  Payments to us under these agreements are denominated in U.S. dollars.

Following the acquisition of Allenex on April 14, 2016, with operations in Sweden, Austria, Australia and other countries in Europe, we are subject to significant foreign currency exposures, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies.  Our testing is primarily denominated in U.S. dollars.  Our product revenue is denominated primarily in Swedish Krona, the Euro, the Australian dollar and to a lesser extent in U.S. dollars.  Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk.  A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona and the Euro, which is also subject to fluctuations due to changes in foreign currency exchange rates.  An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2017, would have negatively impacted our financial results for the nine months ended September 30, 2017 by $1.7 million.  Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.  We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.  Based on such evaluation, and as a result of the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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
o

The operating effectiveness of our controls were inadequate to identify an incorrect classification of the deferred consideration payable to the Former Majority Shareholders within our consolidated statements of cash flows following the Allenex acquisition;

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

Remediation Efforts to Address Material Weaknesses

We have prepared and implemented the following remediation plan to address the underlying causes of the material weaknesses described above and improve our internal control over financial reporting:

•	Hired additional personnel in our accounting, billing and collection departments with an appropriate level of knowledge and experience to effectively execute our processes and procedures;
•

Reassessed the design and operation of internal controls over our financial statement close process, including evaluating and implementing additional policies, improved processes and documented procedures;

•

Designed internal controls related to business combinations, including management’s review of the completeness and accuracy of information and key inputs and assumptions used to estimate the fair value of assets acquired and liabilities assumed for both the quarter of acquisition and subsequent periods of integration;

•

Developed improved processes and controls for the review of contracts we enter into with third-party payers and the identification and evaluation of key contract terms and conditions that impact the timing and amounts of revenues to be recognized;

•	Improved the design and operation of internal controls over the review of our aged accounts receivables; and
•

Designed and implemented effective internal controls related to the valuation of inventories at the acquired Olerup entities, including both transaction level controls performed by the accounting personnel at Olerup and management review controls performed by our management.

We have not yet tested the above remediation steps, and as such, we cannot assure you that the measures we have taken in response to these material weaknesses will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to implementing the remediation plan noted above.

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

We have incurred substantial net losses since our inception, and we expect to continue to incur additional losses for the next several years.  For the nine months ended September 30, 2017, our net loss was $14.3 million.  As of September 30, 2017, we had an accumulated deficit of $236.4 million.  We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

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

•	employment of operational, financial, accounting and information systems personnel, consistent with expanding our operations and our status as a public company; and
•	failure to achieve expected operating results may cause a future impairment of goodwill or other assets.

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

* We may require additional financing.

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

On July 1, 2017, the Conditional Share Purchase Agreements were amended in order to, among other things, (i) immediately convert approximately $1.1 million of the Deferred Obligation into 1,022,544 shares of our common stock at a per share price of $1.12; (ii) require that we make an immediate cash repayment of $0.5 million; (iii) extend the maturity date of a portion of the obligations, totaling approximately $2.9 million to March 31, 2019; and (iv) provide that approximately $2.1 million of the Deferred Obligation shall become payable at December 31, 2017, unless earlier converted into 1,791,763 shares of common stock, which issuance of shares is subject to approval from our shareholders.  Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex.

As of September 30, 2017, we had cash and cash equivalents of $6.0 million and an accumulated deficit of $236.4 million.  On October 10, 2017, we sold an aggregate of 4,992,840 shares of our common stock at a public offering price of $4.00 per share for net proceeds of approximately $18.3 million.  After giving consideration to the proceeds from the 2017 Public Offering and the restructuring of the deferred purchase consideration and Allenex Notes on July 1, 2017, we believe our existing cash and cash equivalents, and expected revenues, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

We may require future additional financing to fund working capital, repay or restructure debt and pay our obligations as they come due.  Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is June 1, 2018.

*We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.

For each of the three and nine months ended September 30, 2017, payments from Medicare for AlloMap represented 39% and 40% of post-transplant testing revenue, respectively.  However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts.  We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

On June 10, 2016, Centers for Medicare & Medicaid Services, or CMS, announced proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap.  Under the gapfill reimbursement rate for 2017, AlloMap reimbursement for patients covered by Medicare would have been reduced from $2,821 to $1,921, effective January 1, 2017.  This reimbursement rate, determined by gapfill submissions from the Medicare contractors, was open to reconsideration until October 31, 2016. We submitted a request for reconsideration of the reimbursement rate determined by the MACs and in November 2016 CMS released the final 2017 Clinical Laboratory Fee Schedule reflecting the rate of reimbursement for AlloMap at $2,841, an increase of $20 compared to the 2016 fee schedule.

On September 22, 2017, Medicare released the preliminary 2018 Clinical Laboratory Fee Schedule.  Effective January 1, 2018, Medicare plans to reimburse us $3,240 for AlloMap testing of Medicare beneficiaries, which represents a 14% increase over the reimbursement rate to 2017.  On September 26, 2017 we received notice that the Molecular Diagnostics Services (MolDX) Program developed by Palmetto GBA has set AlloSure reimbursement at $2,840.75.  AlloSure will be reimbursed for kidney transplant patients covered by Medicare across the United States starting October 9, 2017, the effective date of the Palmetto local coverage determination (LCD).  However, if an AlloMap or AlloSure reimbursement rate that is significantly lower than the current reimbursement rate is published in the Clinical Laboratory Fee Schedule, or CLFS, in the future, it could cause us to discontinue AlloMap or AlloSure testing for Medicare patients because providing tests at a substantially lowered reimbursement rate may not be economically viable.  Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations.

If future reimbursement levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline.  We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.

On a five-year rotational basis, Medicare requests bids for its regional MAC services.  The MAC for California is currently Noridian Healthcare Solutions.  Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the U.S. so long as the tests are performed in our California laboratory.  We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloMap or AlloSure at the same payment amount or with the same breadth of coverage in the future, if at all.  Additional changes in the MAC processing Medicare claims for AlloMap and AlloSure could impact the coverage or payment amount for our test and our ability to obtain Medicare coverage for any products we may launch in the future.

Any decision by CMS or its local contractors to reduce or deny coverage for our test would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital.  Any such decision could also cause affected clinicians treating Medicare covered patients to reduce or discontinue the use of our tests.

*Our financial results currently are largely dependent on sales of one post-transplant test, AlloMap, and Olerup products for pre-transplant matching, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.

A majority of our revenue is currently dependent on sales of AlloMap for heart transplant recipients and secondarily from sales of Olerup products for pre-transplant matching of donors and recipients.  We expect that sales of AlloMap and Olerup products will account for a substantial portion of our revenue for at least the next two years.  Although we are in the process of commercializing AlloSure, our dd-cfDNA-based solution for solid organ transplant recipients, and QTYPE for more rapid testing of pre-transplant organs and tissues, even if we are successful in commercializing these new tests, adoption may take many quarters, during which our financial results will depend on the performance of our existing solutions and tests.  If we are unable to increase sales of AlloMap or Olerup products or successfully develop and commercialize other solutions, tests or enhancements, such as QTYPE, which was commercially launched at the end of September 2016, and AlloSure, which was commercially launched on October 9, 2017, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

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

Key elements of our strategy are to discover, develop, validate and commercialize a portfolio of new diagnostic solutions.  The development activity for AlloSure, our dd-cfDNA solution, has achieved Medicare coverage and entered into commercial launch in October 2017 for use in renal transplant recipients.  Considerable additional efforts and resources will be required for further research and development of this test to further demonstrate its clinical utility to maximize its adoption in kidney recipients.  In connection with the acquisition of Allenex, we acquired one new potential commercial opportunity, QTYPE, and two established commercial opportunities, Olerup SSP and Olerup XM-ONE, to address pre-transplantation testing needs.  A prototype of QTYPE was commercially launched at the end of September 2016, with full launch expected in the first quarter of 2018. Olerup SSP is a legacy product used for low resolution HLA typing and Olerup XM-ONE is a research product for larger medical centers for which we are working to establish broader commercial use.  We cannot assure you that we will be able to successfully complete development of or commercialize any of our planned future or recently launched solutions, or that they will prove to be capable of reliably being used for organ surveillance in the heart or in other types of organs.  Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

The field of diagnostic testing in transplantation is evolving.  Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations which could make AlloMap, AlloSure, Olerup products, and our solutions in development, outdated.  We must continually innovate and expand our test offerings to address unmet needs in monitoring transplant related conditions and in pre-transplant testing. AlloMap, AlloSure, Olerup products and our solutions under development could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications.  If we are unable to demonstrate the effectiveness of AlloMap, AlloSure, Olerup SSP products and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our solutions and tests could decline, which would harm our business and financial results.

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

During the first three quarters of 2017, AlloMap was used in 122 of the approximately 140 heart transplant management centers in the United States.  However, not all clinicians in these centers are currently using our test.  In order for AlloMap sales to grow, we must continue to market to and educate clinicians and administrators at treatment centers that have used our test to increase the number of clinicians ordering our test, the number of recipients tested and the number of tests per recipient.  In addition, we must actively solicit additional treatment centers to establish policies and procedures for ordering our test and to encourage clinicians at those centers to incorporate our test into their standard clinical practice.  Some of the challenges that our sales team must overcome include explaining the clinical benefits of AlloMap, which is a highly technical product, and changing a 30-year patient management paradigm of using biopsy as the basis of transplant recipient monitoring.

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

If clinicians, hospital administrators and laboratories do not adopt and continue to use AlloMap, AlloSure, Olerup products or our future solutions and tests, our business and financial results will suffer.

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

Historically, our financial results have been, and we expect that our operating results will continue to be, subject to quarterly fluctuations.  Our net income (loss) and other operating results will be affected by numerous factors, including:

•	our ability to successfully market and sell AlloMap and Olerup SSP and Olerup SBT products;
•

our ability to successfully commercialize new diagnostic solutions and tests such as AlloSure, which was commercially launched on October 9, 2017 and Olerup QTYPE, which was commercially launched at the end of September 2016;

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

The results of our clinical trials involving AlloMap and AlloSure have been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals.  We need to maintain a continued presence in peer-reviewed publications to promote clinician adoption and favorable reimbursement decisions.  We believe that peer-reviewed journal articles that provide evidence of the utility of our solutions or the technology underlying AlloMap, AlloSure or our other solutions are very important to the commercial success of our solutions.  Clinicians typically take a significant amount of time to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement.  It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about AlloMap,

AlloSure and our future solutions, and demonstrate the clinical benefits of these solutions.  Clinicians may not adopt, and third-party payers may not cover or adequately reimburse for, our current and future solutions unless they determine, based on published peer-reviewed journal articles and the experience of other clinicians, that our diagnostic current and future solutions provide accurate, reliable and cost-effective information that is useful in monitoring transplant recipients and making informed and timely treatment decisions.

The administration of clinical and economic utility studies is expensive and demands significant attention from our management team.  Data collected from these studies may not be positive or consistent with our existing data, or may not be statistically significant or compelling to the medical community.  If the results obtained from our ongoing or future studies are inconsistent with certain results obtained from our previous studies, adoption of our current and future solutions would suffer and our business would be harmed.  While we have had success in generating peer-reviewed publications regarding AlloMap and AlloSure, additional peer-reviewed publications regarding AlloSure and our future solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies that would be the subject of the article.  If our current and future solutions or the technology underlying AlloMap, AlloSure or our future solutions do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption and positive reimbursement coverage decisions could be negatively affected.  The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for diagnostic solutions such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that is the subject of a study.

To ensure the success of AlloSure and future tests based on dd-cfDNA, we will need to continue our efforts to complete and publicize research, analysis and trials that provide evidence of the utility of dd-cfDNA and validate AlloSure as a solution.

*Transplant centers may not adopt AlloMap, AlloSure or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.

Due to the historically limited monitoring options and the well-established coverage and reimbursement for biopsies, clinicians are accustomed to monitoring for acute cellular rejection in heart transplant recipients by utilizing biopsies. Many clinicians use AlloMap in parallel with biopsies rather than as an alternative to biopsies.  While we do not market AlloMap as a biopsy alternative, per se, if treatment center administrators view our test as an alternative to a biopsy and believe they would derive more revenue from the performance of biopsies, such administrators may be motivated to reduce or avoid the use of our test.  While biopsies are less common for monitoring kidney transplant patients, there are transplant centers that manage patients with protocol biopsies, which could impact AlloSure revenue.  We cannot provide assurance that our efforts will increase the use of our test by new or existing customers.  Our failure to increase the frequency of use of our test by new and existing customers would adversely affect our growth and revenues.

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

The field of clinical surveillance of transplantation is evolving.  New and well-established companies are devoting substantial resources to the application of molecular diagnostics to the treatment of medical conditions.  Some of these companies may elect to develop and market diagnostic solutions in the post-transplant surveillance market.

Many of our potential competitors have greater brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do.  Others may develop lower-priced, less complex tests that could be viewed by clinicians and payers as functionally equivalent to our AlloMap and AlloSure tests, which could force us to lower the current list price of our test and impact our operating margins and our ability to achieve profitability.  If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of AlloMap, AlloSure, and our future solutions, which could prevent us from increasing or sustaining our revenues or achieving profitability and could cause the market price of our common stock to decline.

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

*If we are unable to successfully manage our growth and support demand for our tests, our business may suffer.

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

The value of AlloMap and AlloSure depends, in large part, on our ability to perform AlloMap and AlloSure on a timely basis and at a high quality standard, and on our reputation for such timeliness and quality.  Failure to implement necessary procedures, transition to new equipment or processes or to hire new personnel could result in higher costs of processing or an inability to meet market demand in a timely manner.  There can be no assurance that we will be able to perform AlloMap, AlloSure or our future solutions, if any, on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results or that we will be successful in responding to the growing complexity of our testing operations.  If we encounter difficulty meeting market demand for our current and future solutions, our reputation could be harmed and our future prospects and our business could suffer.

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

For the nine months ended September 30, 2017 versus September 30, 2016, our testing revenue increased from $22.3 million to $24.5 million, which represents an increase of 10%.  In the future, our revenue may not grow at all and it may decline.  We believe that our future revenue will depend on, among other factors:

•	the continued usage and acceptance of our current and future solutions;
•	demand for our products and services;
•	the introduction and acceptance of new or enhanced products or services by us or by competitors;
•	our ability to maintain reimbursement for AlloMap and AlloSure, and secure reimbursement for our future solutions;
•	our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies;
•	our ability to attract, retain and motivate qualified personnel;
•	the initiation, renewal or expiration of significant contracts with our commercial partners;
•	pricing changes by us, our suppliers or our competitors; and
•	general economic conditions and other factors.

We may not be successful in our efforts to manage any of the foregoing, and any failure to be successful in these efforts could materially and adversely affect revenue growth.  You should not consider our past revenue growth to be indicative of future growth.

*If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloMap, AlloSure and future testing solutions, if any, and our business will be harmed.

We perform all of our diagnostic services for the U.S. in our laboratory located in Brisbane, California.  Additionally, through our partnership with Diaxonhit we have recently validated a dedicated laboratory for AlloMap testing in Europe through the Strasbourg University Hospital Central Immunology Laboratory.  We do not have redundant laboratory facilities. Brisbane, California is situated on or near earthquake fault lines.  Our facility and the equipment we use to perform AlloMap and AlloSure would be costly to replace and could require substantial lead time to repair or replace, if damaged or destroyed.  Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time.  The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future.  Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility.  Additionally, any new clinical laboratory facility opened by us in the U.S. would be required to be certified under the Clinical Laboratory Improvement Amendments, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease.  We would also be required to secure and maintain state licenses required by several states, including California, Florida, Maryland, New York and Pennsylvania, which can take a significant amount of time and result in delays in our ability to begin operations at that facility.  If we failed to secure any such licenses, we would not be able to process samples from recipients in such states.  We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf.  We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloMap, AlloSure or future solutions following validation and other required procedures.  We cannot assure you that we would be able to find another CLIA-certified facility willing or able to adopt AlloMap, AlloSure, or future solutions and comply with the required procedures, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.

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

*Our ability to commercialize the diagnostic solutions that we develop is dependent on our relationships with laboratory services providers and their willingness to support our current and future solutions.

We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our Brisbane, California laboratory.  Our business will suffer if these service providers do not support AlloMap, AlloSure or the other solutions that we may develop.  For example, these laboratories may determine that the effort to process the samples for our solutions requires too much additional effort.  Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients.  A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities.  Specifically, we may need to raise additional capital to, among other things:

•	develop other solutions for clinical surveillance in transplantation;
•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	expand our clinical laboratory operations;
•	fund our clinical validation study activities;
•	expand our research and development activities;
•	sustain or achieve broader commercialization of AlloMap, AlloSure and our pre-transplant tests or enhancements to those tests;
•	acquire or license products or technologies including through acquisitions; and
•	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•

the level of research and development investment required to develop additional solutions for the surveillance of transplantation of other organs and our new HLA typing product, QTYPE, commercially launched at the end of September 2016, that reduces the time required to match donor organs and tissue with potential recipients prior to transplantation and uses real-time PCR;

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

A quarterly debt covenant in the Term Loan Facility was violated on June 30, 2016 and September 30, 2016.  We obtained waivers for these violations.  We were in compliance with all debt covenants at December 31, 2016.  We were not in compliance with certain covenants at March 31, 2017, June 30, 2017, and September 30, 2017.  We obtained a waiver for these violations.  The waiver was conditional upon, among other things, us making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017.  Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under our debt agreements.

*The loss of key members of our senior management team or our inability to attract and retain highly skilled scientists, clinicians and laboratory and field personnel could adversely affect our business.

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

In addition, our success depends on our ability to attract and retain laboratory and field personnel with extensive experience in post-transplant recipient care and surveillance and close relationships with clinicians, pathologists and other hospital personnel.  We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of AlloMap, AlloSure or our future solutions, if any.  If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our discovery, development, verification and commercialization programs.

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

In addition, the marketing, sale and use of AlloMap, AlloSure and our other solutions, or activities related to our research and clinical studies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed.  For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis.  Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results.  A product liability or professional liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition.  We cannot provide assurance that our product liability insurance would adequately protect our assets from the financial impact of defending product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims.  In addition, any product liability claim brought against us, with or without merit, could increase our product liability insurance rates and prevent us from securing insurance coverage in the future at reasonable coverage levels, or at all.  Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.

*We rely extensively on third party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services to us, could interfere with our ability to provide test results kits for our pre-transplant business and services for our post-transplant business.

Our relationship with any of our third party service providers may impair our ability to perform our services.  The failure of any of our third party service providers to adequately perform their service obligations may reduce our revenues and increase our expenses or prevent us from providing our products and services in a timely manner if at all.  In addition, our reputation, business and financial performance could be materially harmed if we are unable to, or are perceived as unable to provide test kits and perform reliable services.

We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the production of our products and/or in the performance of our tests.  These sole source suppliers include Thermo Fisher Scientific Inc., which supplies us with instruments, laboratory reagents and consumables, Fluidigm Corporation, which supplies us with instruments, laboratory reagents and consumables; Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supplies us with cell preparation tubes, and Therapak Corporation, which supplies us with a proprietary buffer reagent.  One of the reagents supplied to us by Therapak Corporation is, in turn, obtained by Therapak Corporation from Qiagen N.V. and is a proprietary formulation of Qiagen N.V.  We have no relationship with or control over, Qiagen N.V. We do not have guaranteed supply agreements with Thermo Fisher Scientific Inc., Becton, Dickinson and Company, Therapak Corporation or Qiagen N.V., which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time.  We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.

In addition, our ABI 7900 Thermocycler, a real time polymerase chain reaction, or PCR, instrument used in AlloMap, is no longer in production.  Thermo Fisher Scientific Inc. has committed to provide service and support of this instrument through 2020.  We believe that there are relatively few suppliers other than Thermo Fisher Scientific Inc., Fluidigm Corporation, Illumina, Becton, Dickinson and Company, Streck, and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products or services.  Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher Scientific Inc., Becton, Dickinson and Company or Therapak Corporation, or Therapak Corporation encounters delays or difficulties in securing from Qiagen N.V., the quality and quantity of reagents, supplies or instruments that we require for our current products, services, or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales.  Clinicians who order our tests rely on the continued availability of our tests and have an expectation that results will be reported within two to three business days for our post-transplant business and testing kits will be available as needed for our pre-transplant business.  If we are unable to provide results within a timely manner, clinicians and laboratories may elect not to use our test in the future and our business and operating results could be harmed.

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

Risks Related to Billing and Reimbursement

*Billing complexities associated with obtaining payment or reimbursement for our current and future solutions may negatively affect our revenue, cash flows and profitability.

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

Additionally, from time to time, payers change processes that may affect timely payment.  These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers.  With respect to payments received from governmental programs, factors such as prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs.  In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis.  These billing complexities, and the resulting uncertainty in obtaining payment for AlloMap, AlloSure and future solutions, could negatively affect our revenue, cash flows and profitability.

*Health insurers and other third-party payers may decide to revoke coverage of our existing test, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects.

Successful commercialization of AlloMap and AlloSure depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers.  Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals.  We do not recognize revenue for test results delivered without a contract for reimbursement, or an established coverage policy and a history of payment.  Revenue for AlloMap is recognized on a cash basis if the conditions for recognizing revenue on an accrual basis are not met.  For the nine months ended September 30, 2017 and 2016, approximately 39% and 35%, respectively, of our AlloMap revenue was recognized on a cash basis.

For new diagnostic solutions such as AlloSure, each private and government payer decides whether to cover the test, the amount it will reimburse for a covered test and the specific conditions for reimbursement.  Clinicians and recipients may likely not order a diagnostic test unless third-party payers pay a substantial portion of the test price.  Therefore, coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic product, and if we are not able to secure positive coverage determinations and reimbursement levels, our business will be materially adversely affected.

Coverage and reimbursement by a commercial payer may depend on a number of factors, including a payer’s determination that our current and future solutions are:

•	not experimental or investigational;
•	medically necessary;
•	lead to improved patient outcomes;
•	appropriate for the specific recipient;
•	cost-saving or cost-effective; and
•	supported by peer-reviewed publications.

In addition, several payers and other entities conduct technology assessments of new medical tests and devices and provide and/or sell the results of their assessments to other parties.  These assessments may be used by third-party payers and healthcare providers as grounds to deny coverage for or refuse to use a test or procedure.  We believe we have received a negative technology assessment from at least one of these entities and could receive more.

If third-party payers decide not to cover our diagnostic solutions or if they offer inadequate payment amounts, our ability to generate revenue from AlloMap, AlloSure and future solutions could be limited.  Payment for diagnostic tests furnished to Medicare beneficiaries is typically made based on a fee schedule set by CMS.  In recent years, payments under these fee schedules have decreased and may decrease further.  Any third-party payer may stop or lower payment at any time, which could substantially reduce our revenue.  See the risk factor above titled “We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance”.

Since each payer makes its own decision as to whether to establish a policy to reimburse for a test, seeking payer coverage and other approvals is a time-consuming and costly process.  We cannot assure you that adequate coverage and reimbursement for AlloMap, AlloSure or future solutions will be provided in the future by any third-party payer.

Reimbursement for AlloMap comes primarily from Medicare, private third party payers such as insurance companies, managed care organizations and hospitals.  The reimbursement process can take six months or more to complete depending on the payer.  Coverage policies approving AlloMap have been adopted by many of the largest private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation (HCSC), Humana, Kaiser Foundation Health Plan, Inc., TRICARE and many others.  Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms.  We continue to work with third-party payers to expand coverage and to appeal denial decisions based on existing and ongoing studies, peer reviewed publications, support from physician and patient groups and the growing number of AlloMap tests that have been reimbursed by public and private payers.  There are no assurances that the current policies will not be modified in the future.  If our test is considered on a policy-wide level by major third-party payers, whether at our request or on their own initiative, and our test is determined to be ineligible for coverage and reimbursement by such payers, our collection efforts and potential for revenue growth could be adversely impacted.

Our Medicare Part B coverage for AlloMap and AlloSure is included in a formal local coverage decision for molecular diagnostics; however, any change in this coverage decision or other future adverse coverage decisions by the CMS, including with respect to coding, could substantially reduce our revenue.

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

Until 2016, AlloMap was billed using an unlisted CPT code, but in 2016 a new CPT Category 1 Multianalyte Assays with Algorithmic Analyses (MAAA) code was added that specifically describes the test.  Further, pursuant to MolDX billing requirements, the AlloMap test also has been assigned a McKesson Diagnostics Z codeTM which is included on all Medicare claims.  If in the future CMS makes a determination not to pay for this code, or for any MAAA codes, this could be harmful to our business, and could have negative spillover implications that prevent or limit coverage by other third-party payers that might mirror aspects of Medicare payment criteria.

*Healthcare reform measures could hinder or prevent the commercial success of AlloMap and AlloSure.

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

In addition to the Affordable Care Act, various healthcare reform proposals have also emerged from federal and state governments.  For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%.  The Protecting Access to Medicare Act of 2014 introduced a multi-year phase in of a new payment system for services paid under the CLFS.  Under this new system, beginning in 2017 laboratories will report to CMS the payment rates paid to the laboratories by commercial third-party payers including Medicare and Medicaid managed care plans, for each test and the volume of each test performed.  CMS will use the reported data to set new payment rates under the CLFS beginning in 2018. For most tests, rates will only be adjusted every three years.  For newly developed tests that are considered to be “advanced diagnostic laboratory tests,” or ADLT, the Medicare payment rate will be the actual list price offered to third-party payers for the first three quarters that the tests are offered, subject to later adjustment. CMS will establish subsequent payment rates using the commercial third-party payer data reported for those tests.

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

Risks Related to the Healthcare Regulatory Environment

*In order to operate our laboratory, we have to comply with the CLIA and state laws governing clinical laboratories.

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

We were inspected as part of the customary College of American Pathologists audit in 2016 and recertified under the CLIA as a result of passing that inspection. We expect the next regular inspection under CLIA to occur in 2018.  If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform AlloMap and AlloSure testing, which would limit our revenues and materially harm our business.  If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.

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

The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most laboratory-developed tests and because the FDA believes that laboratories certified as high complexity under CLIA, such as ours, have demonstrated expertise and ability in test procedures and analysis.  However, beginning in September 2006, the FDA issued draft guidance on a subset of LDTs known as “in vitro diagnostic multivariate index assays,” or IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which the FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions which require clinical validation.  We believed that AlloMap met the definition of IVDMIA set forth in the draft guidance document.  As a result, we applied for, and obtained in August 2008, 510(k) clearance for AlloMap for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe rejection. A 510(k) submission is a premarketing submission made to the FDA.  Clearance may be granted by the FDA if it finds the device or test provides satisfactory evidence pertaining to the claimed intended uses and indications for the device or test.

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

AlloMap, AlloSure and our other solutions, along with the manufacturing processes, packaging, labeling, distribution, import, export, and advertising and promotional activities for such solutions or devices, are or will be subject to continual requirements of, and review by, CMS, state licensing agencies, the FDA and comparable regulatory authorities.  These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising, promotion, recordkeeping and adverse event reporting.  Regulatory clearance of a test or device may be subject to limitations by the regulatory body as to the indicated uses for which the product may be marketed or to other conditions of approval.  Discovery of previously-unknown problems with our current or future solutions, or failure to comply with regulatory requirements, may result in actions such as:

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests.  The final PAMA ruling was issued June 17, 2016, and the new market based rates will take effect January 1, 2018. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests.

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

As of September 30, 2017, we had 16 issued U.S. patents related to autoimmunity and transplant rejection.  We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap.  The expiration dates of these patents range from 2021 to 2024. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field.  In connection with our June 2014 acquisition of IMX, we obtained an exclusive license from Stanford University to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA.  This patent has an expiration date of November 5, 2030.

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

AlloMap, AlloSure, Olerup SSP, Olerup XM-ONE and CareDx are registered trademarks of our company in the United States.  Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks.  As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings.  This can be expensive, particularly for our size, and time-consuming.  In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue.  We may not be able to protect our rights to these and other trademarks and trade names which we need to build name recognition by potential partners or customers in our markets of interest.  Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock.  From September 30, 2016 to September 30, 2017, our stock price ranged from $0.78 to $4.12 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, and entities affiliated with them, beneficially own in the aggregate approximately 65% of our common stock as of September 30, 2017.  This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.  These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, they could dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

*Sales of substantial amounts of our common stock in the public markets, or sales of our common stock by our executive officers and directors under Rule 10b5-1 plans, could adversely affect the market price of our common stock.

We currently have an effective registration statement registering an aggregate of 8,534,261 shares of our common stock for resale, and such shares are currently freely tradable in the public market. We have also filed an additional registration statement registering an aggregate of 2,814,299 shares of our common stock for resale and such shares will become freely tradable once the registration statement is declared effective. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.  In addition, our executive officers and directors may adopt written plans, known as “Rule 10b5-1 Plans,” under which they will contract with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments.  Sales made by our executive officers and directors pursuant to Rule 10b5-1, regardless of the amount of such sales, could adversely affect the market price of our common stock.

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business.  We do not control these analysts or the content and opinions included in their reports.  Securities analysts may elect not to provide research coverage of our common stock and such a lack of research coverage may adversely affect the market price of our common stock.  The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.  If one or more equity research analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources.  We enhanced our U.S. finance and accounting systems, procedures and controls at the beginning of 2016 and acquired Allenex on April 14, 2016.  We need to implement new and additional finance and accounting systems, procedures and controls for Allenex and as we grow our business and organization and to satisfy internal control and reporting requirements.  We previously identified a material weakness in our internal control over financial reporting related to an entity acquired in 2014, which was remedied.  However, as of September 30, 2017 and December 31, 2016, we identified the following four material weaknesses in our internal control over financial reporting relating to: (i) certain areas of our financial statement close process, specifically with respect to an incorrect classification of the deferred consideration payable to the Former Majority Shareholders within our statements of cash flows following the Allenex acquisition, ensuring that our bonus accrual and contingent liability balances were accurate, ensuring the proper application of foreign exchange rates in our consolidation process, and ensuring the proper review of terms and conditions of a debt agreement, (ii) a failure to design and implement transaction level or management review controls for the oversight, integration and consolidation of the acquired entities or controls to assess the completeness and accuracy of information, including key inputs and assumptions used by third party specialists, used in estimating the fair value of assets acquired and liabilities assumed, (iii) a failure to properly apply the revenue recognition criteria to certain contractual arrangements with payers, specifically with respect to controls over the proper analysis and review of the terms and conditions of contractual arrangements and controls over the review of our aged accounts receivables, and (iv) a failure in the design and implementation of controls over our accounting for inventory overhead absorption.  We have prepared a remediation plan and addressed the underlying causes of the material weaknesses described above.  We have not yet tested the above remediation steps, and as such, we cannot assure you that the measures we have taken to date or any measures we may take in response to these material weaknesses in the future will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses.  Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

4.3(5)	Form of Warrant.

4.4(6)	Form of 9.5% Original Issue Discount Senior Secured Debenture issued to the Purchasers on March 15, 2017.

4.5(7)	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.

4.6(8)	Registration Rights Agreement dated March 15, 2017 between CareDx, Inc. and the Purchasers.

4.7(9)	Registration Rights Amendment, dated July 3, 2017 among the Registrant, FastPartner AB, Midroc Invest AB and Xenella Holding AB.

10.1(10)	Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and Midroc Invest AB.

10.2(11)	Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and FastPartner AB.

10.3(12)	Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and Xenella Holding AB.

10.4(13)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(8)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(9)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on August 11, 2017.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on August 11, 2017.
(11)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed with the SEC on August 11, 2017.
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed with the SEC on August 11, 2017.
(13)	Incorporated by reference to Exhibit 99(d) (3) to the Registrant’s Schedule TO filed with the SEC on October 12, 2017.

#        Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ PETER MAAG
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)