Form 10-K
period 2017-12-31
CareDx, Inc.
filed 2018-03-22
CIK 1217234

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017 as reported by the Nasdaq Global Market on such date was approximately $19,496,286. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2018 was 29,074,603.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

These forward-looking statements may include, but are not limited to, statements concerning the following:

•	our ability to generate revenue from sales of AlloMap®, AlloSure® and future post-transplant solutions, if any, and our ability to increase the commercial success of these post-transplant solutions;
•

our ability to generate revenue from sales of Olerup SSP®, Olerup SBTTM, QTYPETM, XM-ONE®, and future pre-transplant products, if any, and our ability to increase the commercial success of these pre-transplant products;

•	our plans and ability to develop and commercialize new solutions for the surveillance of heart, kidney, and other solid organ transplant recipients;
•	our plans and ability to continue updating our sequence specific primer products and technology to maintain our leading position in the SSP market;
•	our plans and ability to develop, commercialize, and/or distribute new Human Leukocyte Antigen typing, and possibly Next Generation Sequencing technology and pre-transplant solutions;
•	our ability to obtain additional financing on terms favorable to us, or at all;
•	our ability to regain eligibility to use Registration Statements on Form S-3 for capital-raising transactions;
•	our ability to obtain, maintain and expand reimbursement coverage from payers for AlloMap, AlloSure and other future solutions, if any;
•	the clinical adoption and use of AlloSure, if at all; as well as the establishment of a protocol for regular AlloSure testing, if at all;
•	the outcome or success of our clinical trial collaborations and observational studies;
•	our dependence on certain of our suppliers, service providers and other distribution partners;
•	our compliance with federal, state and foreign regulatory requirements;
•	the favorable review of our pre- and post-transplant offerings, and our future solutions, if any, in peer-reviewed publications;
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

PART I

ITEM 1. BUSINESS

Company Overview

We are a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum.  We focus on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients.  In post-transplant diagnostics, we offer AlloMap®, which is a heart transplant molecular test, and in October 2017 we launched AlloSure®, which is a donor-derived cell free DNA, or “dd-cfDNA” test initially used for kidney transplant patients.  In pre-transplant diagnostics, we offer high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.

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

AlloMap has received positive coverage decisions for reimbursement from Medicare.  The 2017 reimbursement rate for AlloMap was $2,841.  Effective January 1, 2018, the reimbursement rate for AlloMap is $3,240, which represents a 14% increase over the 2017 reimbursement rate. AlloMap has also received positive coverage decisions from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation (HCSC), Humana, Kaiser Foundation Health Plan, Inc. and TRICARE.

Since the launch of AlloMap in January 2005, we have performed more than 107,000 commercial AlloMap tests, including 15,312 tests during 2017, in our Brisbane, California laboratory.  Since the commercial launch of AlloMap through December 31, 2017, we have received net proceeds of approximately $219.6 million from AlloMap testing revenues.

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

AlloSure

AlloSure, our recently launched commercial transplant surveillance solution for kidney transplant recipients, applies proprietary next generation sequencing to measure dd-cfDNA in the blood stream emanating from the donor kidney.  We believe AlloSure may help clinicians determine rejection-specific activity manifested as cell damage in the transplanted organ.  We also believe the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant.  In particular, we believe AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.  Effective October 9, 2017, AlloSure became available for commercial testing with Medicare coverage and reimbursement.  The Medicare reimbursement rate for AlloSure is $2,841.  AlloSure has also received payment from private payers on a case-by-case basis, but no positive coverage decisions have been made.

Prior to the commercialization of AlloSure, we generated a strong body of clinical evidence.  In late 2015, we announced the completion of analytical validation of AlloSure.  Samples used in the analytical validation included donor recipient pairs with unrelated donors, as well as closely related family members.  A report describing the analytical validation of AlloSure including clinical validation information for heart transplant, appeared in the November 2016 issue of The Journal of Molecular Diagnostics.

In May 2015, we initiated the dd-cfDNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial. The first publication of results from the DART trial in March 2017 described the validation of clinical performance characteristics of dd-cfDNA in detecting rejection in kidney allograft recipients. DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn during surveillance follow-up visits periodically after transplant and also at the time of clinically suspected acute rejection. Patients will be followed in DART for up to 24 months.  We completed the first analysis of the data from DART in June 2016.  By the time of the first analysis, over 400 patients had enrolled in DART in 14 centers and we had collected specimens from over 1,260 patient visits.  As of December 2017, we had approximately 2,100 patient visits. The data analyses demonstrated that increased levels of dd-cfDNA, determined by the AlloSure assay, discriminated active rejection more effectively than serum creatinine values.  In collaboration with clinical investigators, we published these findings in the scientific peer-reviewed Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017.

In late 2017, we established the Kidney Allograft Outcomes AlloSure Registry, or KOAR, study to develop further data on the clinical utility of AlloSure for surveillance of kidney transplant recipients.  We will invite 35 centers to join KOAR, and anticipate staggered activation of these study centers throughout 2018.

Pre-Transplant Diagnostics

With the acquisition of CareDx International AB, formerly Allenex AB, or Allenex, on April 14, 2016, we develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP is used to type Human Leukocyte Antigen, or HLA alleles based on sequence-specific primer, or SSP technology.  With the acquisition of the business assets of Conexio Genomics Pty Ltd, or Conexio, on January 20, 2017, we now offer a complete product range for sequence-based typing, or SBT, of HLA alleles. Olerup SBT is a test kit for sequence based HLA typing, while Assign SBTTM is the companion software for sequence analysis. In 2014, Allenex began active development of a new HLA typing product, Olerup QTYPE, which uses real-time polymerase chain reaction or, PCR, methodology.  QTYPE was commercially launched at the end of September 2016.  We also offer XM-ONE®, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test is primarily used prior to kidney transplants.

Our History

We were originally incorporated in Delaware in December 1998 under the name Hippocratic Engineering, Inc.  In April 1999, we changed our name to BioCardia, Inc., and in June 2002, we changed our name to Expression Diagnostics, Inc.  In July 2007, we changed our name to XDx, Inc. and in March 2014, we most recently changed our name to CareDx, Inc.  Our principal executive offices are located at 3260 Bayshore Boulevard, Brisbane, California and our telephone number is (415) 287-2300.

On June 10, 2014, we acquired ImmuMetrix, Inc. or IMX, a privately held development-stage company focused on dd-cfDNA-based solutions in transplantation and other fields.  Through this acquisition, we added to our existing know-how, expertise and intellectual property in applying dd-cfDNA technology to the surveillance of transplant recipients, which has contributed to the development of AlloSure.  The intellectual property rights of IMX included an exclusive license from Board of Trustees of the Leland Stanford Junior University, or Stanford, to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA.

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex.  Our combination with Allenex created an international transplant diagnostics company with product offerings along the pre and post-transplant continuum.  As a result of the acquisition we now have a presence and direct distribution channels in the U.S. and Europe, with additional third party distributors in Europe and other markets around the world.  On March 15, 2018, we purchased the remaining 1.7% of outstanding common stock of Allenex.

On January 20, 2017, we acquired the business assets of Conexio to offer a complete product range for SBT of HLA alleles.

As of December 31, 2017, substantially all of our testing and product revenues came from the United States and Europe, and substantially all of our assets and operations were located in the United States, Sweden and Australia.

We are organized and operate in two reportable segments: Post-Transplant Diagnostics and Pre-Transplant Diagnostics. Sales and other financial information by geographic area is provided in Note 16 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Limitations of Existing Approaches for Surveillance of Transplant Recipients

The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers.  The estimated U.S. average 2017 charges for a heart transplant is $1.38 million and for a kidney transplant is $0.41 million for the period 30 days before the transplant and 180 days after the transplant.  The lifetime cost for transplant recipients varies significantly depending on each individual patients circumstances.  Unsuccessful treatment of rejection can result in an additional transplant.  In the case of a kidney transplant, the median annual Medicare cost of care for a recipient whose kidney fails and is on dialysis is 500% more than the median annual cost of care for a recipient with a functioning transplant.

The historical standard for heart transplant surveillance has been the microscopic examination of heart tissue obtained through an invasive endomyocardial biopsy.  In the biopsy procedure, a catheter is inserted into the right internal jugular vein in the recipient’s neck and threaded into the right ventricle of the heart.  Four pieces of tissue are cut from the wall of the heart and sent to the laboratory for examination by a pathologist who uses a microscope to look for evidence of cellular rejection.  Limitations of biopsies include: (i) the pathologist evaluations, which are subjective and dependent upon visual assessment and qualitative interpretation, (ii) tissue sampling errors, and (iii) the potential for procedure related complications such as damage to the valve structures in the heart.  The typical schedule of biopsy surveillance may involve eight to ten biopsies within the first six months after transplant and up to fifteen biopsies within the first year post-transplant.  Because repeated biopsies can cause cumulative risk and trauma to the heart, the frequency of biopsy surveillance after one year is low, despite the fact that recipients would benefit from continued monitoring for rejection and management of their immunosuppressive drugs for the rest of their lives.  With less biopsy data collected after the first year post-transplant, clinicians have less information upon which to tailor immunosuppression treatment for their recipients.

The use of renal biopsies for surveillance of kidney transplants is similarly limited due to the costs and risks associated with the invasive procedure.  Therefore, the main clinical test of transplanted kidney surveillance is serum creatinine levels.  An increase in serum creatinine levels is an indicator of diminished kidney function, and although this test is widely used, changes in serum are nonspecific as to cause and not sensitive, as serum creatinine may only be detected after significant and irreversible renal function loss has occurred.

The prevention and treatment of rejection in heart and kidney transplant recipients is managed primarily through the use of immunosuppressive drugs.  Surveillance biopsies are infrequent after the first year because of procedural risks, discomfort, inconvenience, expense and the low rate of finding silent rejection.  As a result, clinicians have limited and infrequent information about an individual recipient’s risk of rejection over the months and years following transplant.  In the average recipient, the immune system gradually adapts to the organ graft, and the need for immunosuppression declines over time.  However, there is meaningful variation in the level of rejection activity and need for immunosuppression among transplant recipients.  Limited insight into the immune status of the individual recipient often causes clinicians to adopt a “one-size-fits all” approach to immunosuppression to help protect against the severe consequences of rejection.  Although typical doses of immunosuppressants result in a low rate of rejection in the transplant population as a whole, many individuals may receive more intense immunosuppressants than they actually need.

The Need for a Better Surveillance Solution

Improved post-transplant diagnostics are necessary to achieve further gains in the long-term care and health outcomes of heart, kidney and other organ transplant recipients.  More effective solutions for the surveillance and risk assessment of recipients would improve the clinician’s ability to individualize immunosuppression therapy and to reduce the use of invasive biopsies.  We believe that core elements of effective surveillance solutions include:

•	highly accurate and quantitative results differentiating rejection from non-rejection status;
•	non-invasive procedure that do not create risks to the recipient;
•	ease of implementation;
•	earlier detection of rejection; and
•	the ability to provide results with timing and at a frequency that allows for informed and effective treatment decisions.

Our Products and Services

Post-Transplant

We develop and provide a diagnostic surveillance testing solution for heart and kidney transplant recipients.

Our initial test, AlloMap, is designed to help health care providers and their patients to better manage long-term care, avoid the use of invasive surveillance biopsies and determine the appropriate dosage levels of immumosuppressants.  The AlloMap test uses a sample of the patient’s blood.  AlloMap may be used instead of a surveillance heart biopsy to rule out acute cellular rejection in heart transplant recipients.  AlloMap offers rapid, high quality results, and we aim to return AlloMap results to the clinician within three business days after the blood draw.

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

Through December 31, 2017, we have performed more than 107,000 total commercial AlloMap tests.  We estimate that there are approximately 141 centers performing heart transplants in the United States.  In 2017, 125 of these centers used AlloMap.

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

AlloMap Score Variability, or AMV, is a service we offer that we believe provides useful, complementary information to help personalize long-term care of heart transplant recipients.  It is available only upon request by clinicians.  A patient’s AMV is based on the variability of a patient’s AlloMap scores over time and may be used as a stratification tool in estimating the probability that one or more of the clinical events in heart transplant recipients may occur in the future.  AMV is available from four AlloMap test results within a 24-month period.  A low AMV may indicate a lower risk of future events, which suggests that a patient may be a potential candidate for reduced immunosuppression.  A high AMV may indicate a higher risk of future events, which suggests a patient may merit more vigilant surveillance.  The concept of AMV was developed over the course of several years, beginning as an observation in clinical studies of low score variability among stable patients which suggested that AMV might be a predictor of future clinical events and rejection episodes.  The Cardiac Allograft Rejection Gene Expression Observational II, or CARGO II, study included data which demonstrated that AMV may be useful in estimating the probability of future adverse events, such as death, re-transplantation or graft failure in heart transplant recipients who were undergoing surveillance with AlloMap testing more than 315 days following transplantation.

AlloSure, our recently launched commercial transplant surveillance solution, applies proprietary next generation sequencing to measure dd-cfDNA in the blood stream emanating from the donor kidney or heart.  We believe AlloSure may help clinicians determine rejection-specific activity manifested as cell damage in the transplanted heart, kidney and other solid organs.  We also believe the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant.  In particular, we believe AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and to determine the appropriate dosage levels of immunosuppressants.

Clinical Trials of AlloMap and AlloSure

The clinical validation and utility of AlloMap is supported by a number of major clinical trials involving more than 2,000 heart transplant recipients and published in leading peer-reviewed medical journals.  Our trials are designed to evaluate the clinical utility of our solutions and are an integral part of our business strategy, clinical development and marketing programs.  In heart transplantation, two major observational trials, CARGO and CARGO II, enabled the initial development, validation and further validation of AlloMap to detect and monitor acute cellular rejection in heart transplant recipients.  In addition to preserving blood samples and clinical data from these two trials, we have sponsored a multi-year, 34 multicenter-registry, which focuses on long-term outcomes of patients.  We expect these samples and data to enable further discovery and product development of new biomarkers of organ rejection activity, and new diagnostic solutions.  These repositories contain over 37,000 samples obtained from individual recipients who were typically followed for 10 serial visits and over one year or more, and who in many cases have associated biopsy-based rejection grades and other clinical outcome endpoints.  We believe this extensive biorepository and database will be useful for new product development derived from analyses, correlative studies and validation efforts.

Additional clinical utility trials, including IMAGE and EIMAGE, have demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent to outcomes in recipients managed with biopsies. We have also published two reports of retrospective analyses from IMAGE and CARGO II trials that demonstrate that the variability in AlloMap scores over time in an individual patient may be useful in predicting the risk for the patient of a future event of rejection and graft dysfunction.

In March 2017, the Journal of the American Society of Nephrology published the article Cell-Free DNA and Active Rejection in Kidney Allografts.  The article reports that increased levels of dd-cfDNA detected using AlloSure are associated with active rejection of the kidney allograft.  The DART study evidence suggests that AlloSure, a non-invasive blood test, may enable more frequent, quantitative, and safer assessment of allograft rejection and injury. As part of a surveillance strategy, AlloSure could help identify patients with ongoing organ injury.  In the DART study, to investigate the use of AlloSure as a surveillance tool, the investigators prospectively collected blood specimens from renal transplant patients at scheduled intervals and at the time of clinically indicated biopsies. Key findings of the study were as follows:

•	AlloSure provides clear stratification of patients for probability of rejection;
•	Active rejection patients showed median AlloSure levels at 1.6%;
•	Antibody- mediated rejection, or ABMR, patients showed median AlloSure levels at 2.9%;
•	Non-rejection patients showed median AlloSure levels of 0.21%; and
•	AlloSure was superior to serum creatinine in identifying which patients had active rejection.

This is the first report to establish clinical performance characteristics for dd-cfDNA in renal transplant patients with an analytically validated assay of dd-cfDNA in the largest (N =398 patients) prospective, multicenter observational study of dd-cfDNA.  Elevations in AlloSure were found to be strongly correlated with active rejection, especially ABMR. ABMR is increasingly recognized as the form of immune-mediated injury causing long-term graft loss.  This progress was made possible by collaboration with 14 major renal transplant centers and their patients who volunteered to participate in the study.

A publication in the Journal of Applied Laboratory Medicine in March 2017 described the biological variation and clinical reference intervals of dd-cfDNA in stable healthy renal transplant recipients.

The AlloSure test has been approved for Medicare coverage for clinical use when a physician determines there is a need to assess the probability of allograft rejection in kidney transplant recipients.  The DART study suggests that AlloSure can be used to discriminate active rejection in a renal transplant recipient.  Use of the test may reduce invasive percutaneous renal biopsy procedures among patients with a suspicion of rejection.

Publications based on the analyses of the accumulated DART database results were used as a guide to design KOAR.  KOAR is a multicenter, non-blinded, prospective observational cohort study of approximately 1,000 AlloSure patients to create a testing registry, including 300 patients at centers with planned renal surveillance biopsies at 12 months post-transplantation.  The other 700 patients will be from centers that do not perform protocol surveillance biopsies. Outcomes in this sub-cohort, which represents the majority of the intended use population in the U.S., will be compared to the outcomes of the test and control cohorts.

A matched control cohort of 300 patients will be retrospectively selected from the subset of centers providing the test cohort patients who have planned surveillance biopsies at 12 months post-transplantation.  The primary safety endpoint of this study is the amount of kidney tissue scarring and atrophy at one-year post-transplant, quantified by biopsy-based histopathology grade(s). The primary efficacy endpoint is the number of renal allograft biopsies performed during the first year.  Outcomes will include patient survival, graft survival, serum creatinine and estimated glomerular filtration rate, evaluated at years 1, 2 and 3 post-transplantation.

Pre-Transplant

Through the Allenex acquisition, we also develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Olerup branded pre-transplant products, include SSP, QTYPE, Gamma-Type, and SBT for HLA typing, and our cross-match test XM-ONE. The HLA genes are encoded on chromosome 6 and are involved in self- versus non-self-recognition. The SSP product line is used to type HLA alleles. These products are among the market leaders, and have long been a well-established brand name.

The SSP product line comprises products for low to high-resolution HLA typing. The product line includes close to 400 different typing products, covering the approximately 17,331 different HLA alleles (gene variants) that have been identified to date. New HLA alleles are identified frequently and the typing kits are routinely updated for new alleles. SCORE6, our custom developed software simplifies interpretation and documentation of laboratory results. We offer one of the most up-to-date and comprehensive libraries of HLA typing kits based on SSP technology.

In 2014, Allenex began active development of a new HLA typing product, QTYPE.  QTYPE was commercially launched at the end of September 2016 for use on a limited range of instrument platforms, and will be available on a broader range of instrument platforms during 2018.  QTYPE uses real time PCR methodology, and is based on SSP technology.

QTYPE will primarily focus on low- to intermediate resolution typing where high-resolution typing is not a requirement but even more rapid typing results are required, such as for deceased donor typing.  When transplanting organs from deceased donors it is of great importance to be able to expediently carry out HLA typing to find an appropriate recipient. Typing with QTYPE requires approximately one hour compared to the up to 2-3 hours that it takes to do traditional SSP typing and the 5-7 hours that it takes with sequence-specific oligonucleotides, or SSO. QTYPE comes with custom software, SCORE6.  Clinical trials for CE marking of the pre-transplant QTYPE product are expected to commence in 2018.

SBT is a sequence-based typing product for HLA alleles that uses specifically designed software, Assign SBT, a sequence analysis software program that provides high resolution HLA typing.

GammaType types an additional region in the HLA locus and provides additional resolution beyond other HLA typing kits, particularly for hematopoietic stem cell transplantation.

XM-ONE is the first standardized test that quickly identifies a patient’s antibodies against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test has primarily been used prior to kidney transplants, and more recent clinical trials have further demonstrated its value as a complement to traditional antibody testing prior to other types of transplants. The cross-match test XM-ONE is primarily used prior to kidney transplantation to detect non-HLA antibodies against the donor’s endothelia, the lining of the organ’s cavities. Prior studies indicate that XM-ONE is a good complement to traditional antibody testing prior to kidney transplantation.

Research and Development

Our research and development activities focus on developing cutting edge organ transplant surveillance solutions, further expanding on our pre-transplant matching solutions and seeking to continuously explore and develop new clinically-relevant approaches to our products. Clinical operations dedicated to the design and implementation of high quality studies and registries for data collection to develop evidence to address unmet clinical needs of transplant recipients are included in research and development. Our ongoing efforts include:

•	defining the clinical utility and protocol of AlloSure for kidney transplant patients;
•

increased understanding of biological processes of transplant rejection through analysis of genes/metagenes of archived clinical trials, OAR registry and commercial laboratory testing to further improve clinical utility of AlloMap and AMV;

•	validation studies of AlloSure for other organs such as heart, lung and liver;
•	technology platform and procedure optimization as well as further advances of laboratory information management to increase efficiency and lower costs in our testing and laboratory operations;
•	technology platform development to increase efficiency and lower costs in our testing and laboratory operations;
•	updating SSP and QTYPE products for newly identified HLA alleles;
•	further development of QTYPE to expand its addressable market;
•	demonstrating QTYPE performance on additional real time PCR instruments;
•	investigating genetic alterations associated with the development of cancer in transplant patients who are at increased risk for malignancies because of chronic immunosuppression;
•	merging and analyzing internal and public clinical data sets to better understand factors that impact short and long term outcomes;

•	designing a multi-stakeholder transplant innovation ecosystem to accelerate improved patient management; and
•	integrating real world data to confirm and extend results from other clinical data sets.

Our research and development efforts are not limited to specific technology platforms, biomarkers or methodologies.  Instead, we aim to leverage current and future innovations in biomarker identification and measurement, study design and data integration in developing future solutions.

Our research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $12.4 million, $12.4 million and $9.3 million, respectively.

dd-cfDNA for Kidney Transplants

Our recently completed DART clinical study has established the clinical validity of a dd-cfDNA-based solution for kidney transplant patients, AlloSure.  This is the first report to establish clinical performance characteristics for this emerging molecular biomarker in renal transplant patients with a now validated assay of dd-cfDNA in the largest (N =398 patients) prospective, multicenter observational study of dd-cfDNA.  The study population is representative of the spectrum renal transplant recipients in the United States. Elevations in AlloSure were found to be strongly correlated with active rejection, especially with ABMR. ABMR is increasingly recognized as the form of immune-mediated injury causing long-term graft loss.

KOAR is the next step planned in the further development of data to support the clinical utility of AlloSure.  The CMS Medicare Administrative Contractor (MAC), Palmetto (MolDX), in October 2017, recommended Medicare Coverage for AlloSure which is contingent on this further data development.  The KOAR study commenced in January 2018. KOAR is a 1, 2 and 3 year post-transplant clinical outcomes study in patients managed with AlloSure surveillance compared to another 300 patients who will serve as a comparative control group managed without AlloSure.

dd-cfDNA for Heart Transplants

We believe that the AlloSure dd-cfDNA-based solution could provide additional value to AlloMap testing for clinicians caring for heart transplant patients, particularly in situations where a recipient’s AlloMap score suggests a probability of acute rejection. Studies have reported that a higher percentage of dd-cfDNA in the blood stream of patients is found with moderate or severe heart rejection compared to patients without rejection. We believe a dd-cfDNA solution such as AlloSure for the heart could help clinicians identify recipients with a higher probability of rejection and help determine which patients warrant a subsequent biopsy, because the likelihood of detecting rejection in the biopsy specimen would be substantially enhanced.

We have established our proprietary strategy for quantification of donor specific dd-cfDNA and we have completed initial proof of concept studies. We now offer AlloSure as an LDT for a limited number of heart transplant centers and physicians as part of our Utility of Donor-Derived Cell-Free DNA in Association with Gene-Expression profiling (AlloMap) in Heart Transplant Recipients, or D-OAR, study.

Other steps in our AlloSure development process have included publication of abstracts in association with professional meetings on the results of the clinical validity of AlloSure in our CARGO II sample and data repository and supporting an investigator-initiated study in heart patients at risk for ABMR.

Pre-Transplant Product Advancement and Development

Ongoing research and development in the pre-transplant arena encompasses four areas. First, the last decade of next generation sequencing has unveiled significant additional sequence diversity in the HLA region on chromosome 6 of the human genome. While the clinical impact of some of the sequence diversity is unclear, many newly identified HLA alleles need to be integrated into ongoing updates of the Olerup SSP and QTYPE kits. We have been updating, and intend to continue to update, our HLA typing kits with newly identified alleles. SSP and QTYPE use technology platforms that can readily accommodate this increase in HLA allele assays.

Second, depending on the specific indication, different levels of HLA typing resolution and follow up confirmatory testing are required. SSP and QTYPE flexible platforms are complemented with SBT, and our research and development staff weave together the three typing product offerings to effectively address laboratory needs.

Third, the complexity of the HLA region benefits significantly from interpretive software solutions for the laboratories. We are committed to ongoing upgrades to our software solutions to further simplify the use of the various HLA kits.

Finally, our research and development staff in pre- and post-transplant settings is working closely together to advance the synergies of products across the pre- and post-transplant continuum.

Reimbursement

We have been successful in achieving reimbursement for our post-transplant solutions. The reimbursement process can take six months or more to complete depending on the payer.

Reimbursement for AlloMap comes primarily from Medicare, private third party payers such as insurance companies and managed care organizations, Medicaid and hospitals.  Reimbursement for AlloSure comes primarily from Medicare.  A number of payers have adopted coverage policies approving AlloMap for reimbursement.  Such policies often approve reimbursement for tests performed from six months or one year post-transplant through five years post-transplant.  For tests performed outside the scope of the payer’s policy, and for tests performed where the payer has not adopted a coverage policy, we pursue reimbursement on a case-by-case basis.  If a reimbursement claim is denied, we generally pursue payment through the particular payer’s appeal process.

Following the assignment of a Category 1 Current Procedural Terminology, or CPT code, for AlloMap in September 2015, CMS, issued a proposed Clinical Laboratory Fee Schedule, or CLFS, Preliminary Determinations for calendar year 2016.  In October 2016, CMS reversed its preliminary gapfill determination for the 2017 CLFS and restored the final pricing determinations for AlloMap in the 2017 CLFS to $2,821.  The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests.  CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. On November 20, 2017, Medicare released the final 2018 CLFS.  Effective January 1, 2018, Medicare reimburses $3,240 for AlloMap testing of Medicare beneficiaries, which represents a 14% increase over the 2017 reimbursement rate.  Effective October 9, 2017, AlloSure is reimbursed for kidney transplant patients covered by Medicare. The Medicare reimbursement rate for AlloSure is $2,841.

Medicare

We are reimbursed by Medicare for AlloMap and AlloSure tests performed on patients covered by Medicare. Tests performed on patients covered by Medicare represented 30%, 34% and 36% of all tests in 2017, 2016 and 2015, respectively. Approximately 27%, 44% and 50% of all testing revenue was derived from Medicare for the years ended December 31, 2017, 2016 and 2015, respectively.

Private Payers and Medicaid Payers

We are reimbursed for a substantial portion of the AlloMap tests we perform on patients covered by private payers. Coverage policies approving AlloMap for reimbursement have been adopted by many of the largest private payers, including Aetna, Anthem, Cigna, Health Care Services (HCSC), Humana, Kaiser Foundation Health Plan, Inc., and TRICARE. Many other payers have positive coverage policies for AlloMap. With private payers and Medicaid payers that have not yet adopted positive coverage policies for AlloMap, we obtain reimbursement from those payers on a case-by-case basis for a significant portion of claims.

As of yet, no private payers or Medicaid payers have adopted positive coverage policies for AlloSure.  As a result, we obtain reimbursement from those payers on a case-by-case basis.

International

Our pre-transplant products have a broad international presence.  We sell directly to customers in the United States, Germany, the Nordic Region, Benelux, Austria, Slovenia and Australia.  We also sell through third-party distributors and sub-distributors throughout the rest of Europe, Asia, Africa, Canada and Central and South America.

In 2013, we initiated a commercial agreement with Diaxonhit, a leader in specialty in-vitro diagnostics for transplantation, infectious diseases and cancer. The agreement carries a 10-year term and grants Diaxonhit exclusive rights to promote AlloMap in Europe. Diaxonhit has agreed to commercialize AlloMap in all countries in western and central Europe directly and through sub-partners. Under the terms of our agreement, we provide Diaxonhit with training and a license to perform AlloMap. In Europe, we receive revenue in two ways: first, through our sale of testing materials to Diaxonhit, and second, through royalties on Diaxonhit’s net earnings from sales of AlloMap. Diaxonhit pays royalties to us as a percentage of the net earnings from sales, as defined in the agreement, of AlloMap tests, in the mid to high teens. Diaxonhit made an upfront payment to us in cash of approximately €387,500 ($408,000) and Diaxonhit’s publicly traded common stock with a value at the time of €387,000 following execution of the agreement. Through Diaxonhit, we have also secured a dedicated laboratory, the Strasbourg University Hospital Central Immunology Laboratory, or HUS, in France.

Testing and Laboratory Operations

Our laboratory operations are headquartered at our Brisbane, California laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and where we perform all AlloMap and AlloSure laboratory testing.  We believe that our laboratory capacity will be adequate to meet demand for AlloMap and AlloSure for the next few years.

When a clinician orders AlloMap, a blood sample is drawn and processed to isolate the white blood cells, which are subsequently broken down, frozen and sent via overnight courier to our laboratory.  Each of the 20 genes comprising AlloMap is tested in triplicate and results are reported to the ordering clinician by fax or electronically via WebPortal within two business days of receipt of the sample.  Rigorous quality control testing is conducted at every phase of the test process.  Test samples that fail to meet quality control criteria are immediately re-tested and the ordering clinician is notified of the need to re-test if turnaround time will be affected.

When AlloSure is ordered by a clinician, a blood samples is drawn and sent overnight at ambient temperature to our laboratory. Cell-free DNA is purified from the plasma and the amount derived from the organ transplant is determined as an overall percentage of dd-cfDNA.  Results are reported to the ordering clinician by fax or electronically within WebPortal within three days of receipt of the sample.

We rely solely on certain suppliers to provide some of the laboratory instruments and key reagents that we use to perform AlloMap and AlloSure testing. These sole source suppliers include Thermo Fisher Scientific, which supplies us with instruments, laboratory reagents, a master mix formula and consumables; Fluidigm, which supplies us with instruments, laboratory reagents and consumables; Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson, and Streck which supplies us with cell preparation tubes; and Therapak, which supplies us with a proprietary buffer reagent. One of the reagents supplied to us by Therapak is, in turn, obtained by Therapak from Qiagen N.V. and is a proprietary formulation of Qiagen N.V.

Through our European commercial partner, Diaxonhit, we have contracted with a dedicated laboratory in France with HUS for AlloMap testing in Europe. We undertook a multi-step validation process to demonstrate that AlloMap test results released from the HUS laboratory are equivalent to AlloMap results generated by our main laboratory in the United States. We completed the technology transfer in January 2016, and patient samples can now be tested at HUS.

Manufacturing

We have historically purchased many of the components and raw materials used in our pre-transplant test kits from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and critical raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop alternate backup plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. Due to the high standards and FDA requirements applicable to the manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing facility at our principal European executive offices located in Stadshagen, Stockholm, Sweden is used to support the production, packaging and labeling of our proprietary Olerup brand test kits: Olerup SSP, XM-One, and QTYPE.  The facility is certified to Quality Management System, or QMS, to standards ISO 9001:2008, ISO 13485: 2012 and the Canadian Medical Devices Conformity Assessment System, or CMDCAS, for Medical Devices.  These standards include a special set of requirements specifically related to the supply of medical devices and related services. ISO is an internationally recognized standard for QMSx.  Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification.  Additionally, we seek to manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.

Our manufacturing facility in Fremantle, Australia, is used to support the production, packaging and labeling of our proprietary Olerup SBT brand kits. SBT is manufactured and sold within Australia and transferred to Stockholm for further distribution to Europe, Asia, Africa and the Americas.

Sales and Marketing

Post-Transplant Sales and Marketing Team

CareDx has a direct field team in the United States that interacts with all aspects of the post-transplantation channel, including sales, marketing, medical science liaison, managed care, and patient care management representatives. As of December 31, 2017, our sales and marketing team consisted of 27 employees.

Our marketing strategy focuses on the clinical benefits of AlloMap and AlloSure, and the scientific validation that supports our tests. Our strategy includes education to clinicians and the care team at transplant centers, assistance with scheduling ordered tests for patients, and working with centers to adopt formal protocols.

Pre-Transplant Sales and Marketing Team

The pre-transplant business has sales offices in Vienna, Austria; Stockholm, Sweden; West Chester Pennsylvania, United States; and Fremantle, Australia, which manage direct sales to customers and sales through third-party distributors.  As of December 31, 2017, the sales and marketing team consisted of 21 employees, including sales, marketing, brand managers, and customer service representatives.

Competition

Because of our comprehensive portfolio of pre-transplant HLA typing products and post-transplant surveillance diagnostic test services, we face many different types of competition.

Post-Transplant

Our competition principally includes clinical reference labs and hospital labs using existing and routine clinical chemistry tests. We believe the principal competitive factors in our target markets include:

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

Existing diagnostic methods for heart transplant rejection generally involve evaluating biopsy samples to determine the presence or absence of rejection, while existing diagnostic methods for kidney transplant rejection include general, non-specific clinical chemistry tests, though biopsies are also a surveillance diagnostic tool. Both of these practices have been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our tests in order to change clinical practice. Also, many transplant centers are located within hospitals that have their own laboratory facilities and have capacity to conduct various tests so hospitals may choose to rely on internally developed and/or internally performed surveillance and diagnostic tests.

We expect the competition for post-transplant surveillance to increase as there are several established and early-stage companies in the process of developing novel products and services for the transplant market that may directly or indirectly compete with AlloMap, AlloSure or our development pipeline. In addition, companies that have not historically focused on transplantation, but have knowledge of dd-cfDNA technology, have indicated they are considering this market.

Pre-Transplant

Our competitors within the pre-transplant HLA tissue typing markets comprise a diverse range of manufacturers servicing hospital and commercial reference testing laboratories.  The market leader in HLA typing and third party distributors is Thermo Fisher through its acquisition of transplant-focused companies One Lambda and Life Technologies. In certain HLA tissue typing markets that incorporate a wide variety of technology test platforms, such as SSP, SBT, SSO and emerging next generation sequencing, competitors include Illumina, Protrans, GenDx, Bio-Rad Laboratories, and Immucor.  We also face competition from hospital and commercial reference labs that develop their own in-house testing solutions known in the diagnostics industry as “home brews”.  We believe that our Olerup brand product line competes favorably with One Lambda and Life Technologies as a leading supplier of HLA test kits based on performance, reputation and service.

Overall Competition

Our potential competitors may have widespread brand recognition and substantially greater financial, technical and research and development resources, and selling and marketing capabilities than we do.  Other competitors may develop products with prices lower than ours that could be viewed by clinicians and payers as functionally equivalent to our solution, offer solutions that may be more accurate or effective than our solutions or offer solutions at prices designed to promote market penetration, which could force us to lower the price of our current and future solutions and affect our ability to achieve or maintain profitability.

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

Our core patent position for AlloMap is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and resting leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. Our strategy is to continue to broaden our intellectual property estate for AlloMap through data science discovery and protection of gene expression patterns and their correlation with specific clinical states and outcomes, as well as the algorithms needed for clinical assessment.

As of December 31, 2017, we had 23 issued U.S. patents related to transplant rejection and autoimmunity.  We have five issued U.S. patents covering methods of diagnosing transplant rejection that use all 11 informative genes measured in AlloMap.  The expiration dates of these patents range from 2021 to 2024.  We have five additional patents covering additional genes or gene variants for diagnosing transplant rejection.  In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of IMX, we obtained an exclusive license from Stanford to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030. A second patent included in the license from Stanford was issued in December 2017 and further covers the use of dd-cfDNA to diagnose and predict transplant status or outcome. As part of our April 2016 acquisition of Allenex, we obtained an additional five U.S. patents on donor matching technology and treatment for antibody mediated transplant rejection. We have six issued U.S. patents covering a method of diagnosing or monitoring autoimmune or chronic inflammatory diseases, such as lupus, by detecting specific genes. While we have clinical samples and patents covering lupus diagnostics, we do not intend to actively pursue the lupus test opportunity.

We have developed trade secrets and know-how since our inception. These trade secrets and know-how are found particularly in technical areas such as optimized systems for making precise and reproducible quantitative polymerase chain reaction, or q-PCR, measurements, and in the analysis of genomic data and algorithm development.

AlloMap, AlloSure, Olerup SSP, XM-ONE and CareDx are registered trademarks of ours in the United States.

License Agreements

We currently rely on license agreements to obtain rights under certain patents that we believe may be necessary to make, use and sell our AlloMap and AlloSure tests and future solutions. We may in the future rely, at least in part, upon licensing agreements with third parties to obtain patent rights and transfers of technology, information and know-how that enable us to further our development of additional solutions for post-transplant surveillance.

In November 2004, we entered into a license agreement with Roche Molecular Systems, Inc., or Roche, as amended from time to time, the Roche License. The Roche License grants us the right to use PCR and q-PCR for use in clinical laboratory services. The Roche License is a non-exclusive license agreement in the United States covering the claims in multiple Roche patents. Under the terms of the Roche License, we were required to report and pay royalties, after adjustment due to a discount for combination services, in the mid-single digits on test revenues from products using the licensed intellectual property on a quarterly basis until September 30, 2017, pursuant to a Settlement Agreement and Mutual Release, dated September 11, 2014.  Effective September 30, 2017, no royalties are incurred by us under the Roche License.

In June 2014, we entered into an amended and restated license agreement with Stanford, which granted us an exclusive license to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA and a non-exclusive license to related technology provided by Stanford. Subject to various rights of extension, we are required to achieve certain development and commercialization milestones set forth in the license agreement. Under the terms of the Stanford license, we are required to report and pay an annual license maintenance fee, six milestone payments and royalties in the low single digits on net sales of products incorporating the licensed technology. The license maintenance fee may be offset against earned royalty payments due on net sales in that year.

Regulation

Clinical Laboratory Improvement Amendments of 1988

Having a clinical laboratory in California, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the CLIA, administered by CMS, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems, proficiency testing and performance. Almost all clinical laboratories are subject to regulation under the CLIA, which is designed to ensure that laboratory testing services performed on materials derived from the human body are accurate and reliable.

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

Other States’ Laboratory Testing

Other states require out-of-state laboratories that accept specimens for testing from those states to be licensed. We have obtained licenses in California, Florida, New York, Maryland and Pennsylvania and believe we are in compliance with applicable licensing laws.

Food and Drug Administration

The FDA regulates the design, testing, development, manufacture, safety, labeling, marketing, promotion, storage, sale and distribution of medical devices pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or FFDCA. The FFDCA and its implementing regulations govern, among other things, the following activities relating to our medical devices: preclinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, sales and distribution, post-market adverse event reporting, import/export, and advertising and promotion. These regulations apply to all of our products sold in the United States, as well as our facilities in Stockholm, Sweden used to produce some of our products. The FDA has also asserted that it has the authority to regulate LDTs as medical devices under the FFDCA. An LDT is a test developed by a single laboratory for use only in that laboratory, such as AlloMap.

The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most laboratory-developed tests and because it believes that laboratories certified as high complexity under the CLIA, such as ours, have demonstrated expertise and ability in test procedures and analysis. The FDA’s LDT guidance documents, if and when finalized, may significantly impact the timing, availability and reimbursement of our future tests, and could require us to modify our business model in order to maintain compliance with these new requirements. For AlloSure and other similar testing solutions, we may be required to conduct additional clinical trials to demonstrate clinical validity and utility of our test, and submit to the FDA a premarket approval application, or PMA, or 510(k) premarket notification application and obtain approval or clearance for the test subsequent to commercialization. There can be no assurance that any of our tests or additional uses of our tests for which we seek clearance or approval in the future will be cleared or approved on a timely basis, or at all, and there can be no assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our current and future tests. Moreover, any new FDA requirements could conflict with CLIA requirements and thereby complicate our compliance efforts.

Health Insurance Portability and Accountability Act

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information and standardize data content, codes and formats used in healthcare transactions and the standardized identifiers used by healthcare providers, such as us, and health plans.

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

Both the Stark Law and PORA contain exceptions for compensation paid to a physician for personal services rendered by the physician, provided that certain conditions are satisfied. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and specimen tissue preparation. We have structured these arrangements with terms intended to comply with the requirements of the applicable exceptions to the Stark Law and PORA. However, we cannot be certain that regulators would find these arrangements to be in compliance with the Stark Law, PORA or similar state laws.

Sanctions for a violation of the Stark Law include the following:

•	denial of Medicare payment for the services provided in violation of the prohibition;
•	refunds of amounts collected by an entity in violation of the Stark Law;
•	a civil penalty of up to $15,000 for each service arising out of the prohibited referral;
•	exclusion from federal healthcare programs, including the Medicare and Medicaid programs; and
•	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibitions.

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

Federal False Claims Act

The False Claims Act’s “whistleblower” or “qui tam” provisions imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate instance of false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of causing physicians to order excessive or unnecessary services, providing false documentation in support of claims, kickbacks, off-label promotion of products, Stark Law violations and other improper referrals and CLIA violations, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered.  Our future activities relating to billing, compliance with the CLIA and Medicare reimbursement requirements, physician and other healthcare provider financial relationships and the sale and marketing of our products may be subject to scrutiny under these laws.

Foreign Jurisdictions

Laws and regulations outside of the United States also apply to our products. The number and scope of these requirements continues to grow, and there can be no assurance that we will be able to maintain any approvals that may be required to market our pre-transplant line of products outside the United States. Further, there may be significant expense and effort required to comply with these approvals for new products as they become ready for the commercial marketplace or for our existing products that we wish to sell abroad.

We currently produce products, which are CE labeled and subject to the In Vitro Diagnostic Medical Devices Directive (98/79/EC), or IVDD, a European Union, or EU, Directive. Some of our products are currently labeled by self-declaration based on their intended use or certified by a Notified Body for Compliance of the IVDD requirements. A product that is not CE marked is automatically considered to be non-compliant. Appointed national enforcement agencies monitor the market for violations and imported products are checked for compliance at customs offices.

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

Our pre-transplant products also comply with the CMDCAS, which is a system designed to implement Canadian regulations requiring some medical devices be designed and manufactured under a registered QMS. The SCC and Health Canada's Therapeutic Products Directorate developed this system. CMDCAS came into effect January 1, 2003.

Employees

At December 31, 2017, we had 179 employees, of which 169 were full-time employees. We had 60 employees in manufacturing operations and support, 34 in research and development; 48 in sales and marketing and 37 in general and administrative positions. As of December 31, 2017, 118 employees were located in the United States and 61 were located outside of the United States.

From time to time, we also employ independent contractors, consultants and temporary employees to support our operations. Currently, none of our employees are represented by a union or are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Environmental Matters

Our operations require the use of hazardous materials (including biological materials), which subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, or holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. In addition, we could be subject to significant fines for failure to comply with applicable environmental, health and safety requirements. We cannot predict how changes in laws or new regulations will affect our business, operations or the cost of compliance.

Available Information

Our website is www.caredx.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not consider information on our website to be part of this report unless specifically incorporated herein by reference. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the website is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0300.

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

We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the year ended December 31, 2017, our net loss was $55.5 million. As of December 31, 2017, we had an accumulated deficit of $268.0 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

•

researching, developing, validating and commercializing potential new diagnostic solutions, including additional expenses in connection with our continuing development and commercialization of AlloSure and other future solutions;

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

We may require additional financing.

As of December 31, 2017, we had cash and cash equivalents of $16.9 million and an accumulated deficit of $268.0 million.  On March 1, 2018, we signed a binding commitment letter, or the Commitment Letter, with Perceptive Credit Holdings II, LP, or Perceptive, pursuant to which, subject to the conditions set forth therein, Perceptive committed to provide the Company with a term loan of up to $35.0 million, subject to funding in two tranches, or the New Term Loan.  Refer to Note 18 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10K for additional details on the New Term Loan.

Following this funding, we believe our existing cash and cash equivalents, and expected revenues, will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Even with the completion of the New Term Loan, we may require future additional financing to fund working capital, repay or restructure debt and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or collaborations.

However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.  Our ability to raise additional financing for working capital and to refinance our indebtedness will depend, in part, on the conditions of the capital markets, restrictions on the issuance of securities under the regulations implemented by the SEC and The Nasdaq Stock Market LLC and current stock valuation. Additional capital may not be available on attractive terms, or at all. Raising additional funds by issuing equity securities would result in dilution to our existing stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. Any refinancing of our indebtedness could be at significantly higher interest rates, require additional restrictive financial and operational covenants, or require us to incur significant transaction fees, issue warrants or other equity securities, or issue convertible securities. Any debt arrangement we enter into may contain restrictive covenants, including restrictions on the ability of us and our subsidiaries to incur additional debt, grant liens, make investments, including acquisitions, and pay dividends and distributions. These restrictions and covenants may restrict our ability to finance our operations and engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default and an acceleration of our obligations under a debt agreement. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we would have to curtail our research and development and other activities and this would adversely affect our business and future prospects.

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

As a result of our failure to timely file our Annual Report on Form 10-K for year ended December 31, 2016, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we are currently ineligible to file new short form registration statements on Form S-3 and we are unable to conduct “off the shelf” offerings under Rule 415 of the Securities Act using our currently effective Registration Statement on Form S-3 (File No. 333-206277). In addition, if we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. In addition, our inability to conduct an offering “off the shelf” may require us to offer terms that may not be advantageous (or may be less advantageous) to us or may generally reduce our ability to raise capital in a registered offering. If we are unable to raise capital through a registered offering, we would be required to conduct our financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the rules of The Nasdaq Stock Market LLC.

Assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is June 1, 2018.

We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.

For the year ended December 31, 2017, revenue from Medicare for AlloMap and AlloSure represented 40% of post-transplant testing revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

On June 10, 2016, CMS announced the proposed changes in reimbursement for a number of established molecular diagnostic tests, including AlloMap.  Under the gapfill reimbursement rate for 2017, AlloMap reimbursement for patients covered by Medicare would have been reduced from $2,821 to $1,921, effective January 1, 2017.  This reimbursement rate, determined by gapfill submissions from the Medicare contractors, was open to reconsideration until October 31, 2016.  We submitted a request for reconsideration of the reimbursement rate determined by the MACs and in November 2016 CMS released the final 2017 Clinical Laboratory Fee Schedule, or CLFS, reflecting the rate of reimbursement for AlloMap at $2,841, an increase of $20 compared to the 2016 fee schedule.

The Protecting Access to Medicare Act of 2014, or PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests.  The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process will begin in 2017, and the new market based rates will take effect January 1, 2018. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests.  Effective January 1, 2018, under PAMA, the reimbursement rate for AlloMap is $3,240 for Medicare beneficiaries, which represents a 14% increase over the 2017 reimbursement rate.

On September 26, 2017, we announced that the Molecular Diagnostic Services, or MolDx, Program developed by Palmetto GBA has set AlloSure reimbursement at $2,841.  AlloSure began to be reimbursed for kidney transplants covered by Medicare across the United States on October 9, 2017, the effective date of the Palmetto local coverage determination, or LCD.

However, if an AlloMap or AlloSure reimbursement rate that is significantly lower than the current rate is published in the CLFS in the future, it could cause us to discontinue AlloMap or AlloSure testing for Medicare patients because providing tests at a substantially lowered reimbursement rate may not be economically viable.  Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations.

If future reimbursement levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline.  We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.

On a five-year rotational basis, Medicare requests bids for its regional MAC services.  The MAC for California is currently Noridian Healthcare Solutions.  Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the U.S. so long as the tests are performed in our California laboratory.  We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloMap or AlloSure at the same payment amount or with the same breadth of coverage in the future, if at all.  Additional changes in the MAC processing Medicare claims for AlloMap and AlloSure could impact the coverage or payment amount for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.

Any decision by CMS or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare covered patients to reduce or discontinue the use of our tests.

Our financial results currently are largely dependent on sales of post-transplant tests, AlloMap and AlloSure, and Olerup products for pre-transplant matching, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.

We expect that sales of AlloMap, AlloSure and Olerup products will account for a substantial portion of our revenue for at least the next two years. If we are unable to increase sales of AlloMap, AlloSure, or Olerup products or successfully develop and commercialize other solutions, tests or enhancements, our revenues and ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.

We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of or otherwise in connection with our business. Litigation is inherently unpredictable. It is possible that an adverse result in one or more of these possible future events could have a material adverse effect on us including increased expenses to defend, settle or resolve such litigation.

The development and commercialization of additional diagnostic solutions are key to our growth strategy. New test or product development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize additional diagnostic solutions.

Key elements of our strategy are to discover, develop, validate and commercialize a portfolio of new diagnostic solutions. We cannot be sure that we will be able to successfully complete development of or commercialize any of our planned future or recently launched solutions, or that they will prove to be capable of reliably being used for organ surveillance in the heart or in other types of organs. Before we can successfully develop and commercialize any of our currently planned or other new diagnostic solutions, we will need to:

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

This process involves a high degree of risk and may take up to several years or more. Our test development and commercialization efforts may be delayed or fail for many reasons, including:

•	failure of the test at the research or development stage;
•	difficulty in accessing suitable testing samples, especially testing samples with known clinical results;
•	lack of clinical validation data to support the effectiveness of the test;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
•	failure to obtain or maintain necessary clearances or approvals to market the test; or
•	lack of commercial acceptance by patients, clinicians or third-party payers.

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

From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets elsewhere in this Annual Report on Form 10-K. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot be certain that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.

The field of diagnostic testing in transplantation is evolving and is subject to rapid technological change. If we are unable to develop solutions to keep pace with rapid medical and scientific change, our operating results could be harmed.

The field of diagnostic testing in transplantation is evolving. Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations that could make AlloMap, AlloSure, Olerup products and our solutions in development outdated. We must continually innovate and expand our test offerings to address unmet needs in monitoring transplant related conditions and in pre-transplant testing. AlloMap, AlloSure, Olerup products and our solutions in development could become obsolete unless we continually innovate and expand our product offerings to include new clinical applications. If we are unable to demonstrate the effectiveness of AlloMap, AlloSure, Olerup products and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our solutions and tests could decline, which would harm our business and financial results.

If clinicians, hospital administrators, medical centers and laboratories do not adopt our diagnostic solutions, we will not achieve future sales growth.

Clinicians and healthcare administrators are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we continue to educate clinicians, administrators and laboratory directors about AlloMap, AlloSure, the Olerup product line and, subject to their development, our other solutions, and demonstrate the clinical and diagnostic benefits of these solutions and products. We believe that clinicians, transplant centers and laboratories may not use our solutions unless they determine, based on published peer-reviewed journal articles, the experience of other clinicians or laboratory verification, that our solutions provide accurate, reliable and cost-effective information that is useful in pre-transplant matching and monitoring their post-transplant recipients.

We estimate that there are approximately 141 centers managing heart transplant recipients in the United States. In 2017, AlloMap was used in 125 of these centers. However, not all clinicians in these centers are currently using our test. In order for AlloMap sales to grow, we must continue to market to and educate clinicians and administrators at treatment centers that have used our test to increase the number of clinicians ordering our test, the number of recipients tested and the number of tests per recipient. In addition, we must actively solicit additional treatment centers to establish policies and procedures for ordering our test and to encourage clinicians at those centers to incorporate our test into their standard clinical practice. Some of the challenges that our sales team must overcome include explaining the clinical benefits of AlloMap, which is a highly technical product, and changing a 30-year patient management paradigm of using biopsy as the basis of transplant recipient monitoring.

We estimate that there are approximately 265 centers managing kidney transplant recipients in the United States. After the commercial launch of AlloSure on October 9, 2017, AlloSure was used in 32 of these centers during the remainder of 2017. In order for AlloSure sales to grow, we must continue on our plan to market and educate clinicians and administrators at the treatment centers that have used our test to spread awareness of its effectiveness in creating better long-term care plans for kidney transplant patients.

Our pre-transplant tests are sold to hundreds of laboratories mainly in Europe and the U.S. Laboratories order pre-transplant testing products based on the accuracy, speed and cost of the test together with the cost and availability of equipment on which to run the test. Switching to or adopting our Olerup product often requires the purchase of new and costly testing equipment. To attract new laboratory customers, the performance of our Olerup products must provide an accuracy, speed and/or cost advantage over similar products sold by our competitors.

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

Historically, our financial results have been, and we expect that our operating results will continue to be, subject to quarterly fluctuations. Our net income (loss) and other operating results will be affected by numerous factors, including:

•	our ability to successfully market and sell AlloMap, AlloSure and Olerup SSP products;
•

our ability to successfully commercialize new diagnostic solutions and tests such as AlloSure, which was commercially launched on October 9, 2017, and QTYPE, which was commercially launched at the end of September 2016;

•	the amount of our research and development expenditures;
•	the timing of cash collections from third-party payers;
•	the extent to which our current test and future solutions, if any, are eligible for coverage and reimbursement from third-party payers;
•	the process of integrating new acquisitions, and the associated potential disruption to our business;
•	changes in coverage and reimbursement or in reimbursement-related laws directly affecting our business;
•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved or that otherwise may affect our intellectual property position;
•	announcements by our competitors of new or competitive products;
•	regulatory or legal developments affecting our test or competing products;
•	total operating expenses; and
•	changes in expectation as to our future financial performance, including financial estimates, publications or research reports by securities analysts.

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

If the use of AlloMap, AlloSure or any of our other solutions is not supported by studies published in peer-reviewed scientific and medical publications, and then periodically supplemented with additional support in peer-reviewed journals, the rate of adoption of our current and future solutions by clinicians and treatment centers and the rate of reimbursement of our current and future solutions by payers may be negatively affected.

The results of our studies involving AlloMap and AlloSure have been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals.  We need to maintain a continued presence in peer-reviewed publications to promote clinician adoption and favorable reimbursement decisions.  We believe that peer-reviewed journal articles that provide evidence of the utility of our solutions or the technology underlying AlloMap, AlloSure or our other solutions are very important to the commercial success of our solutions.  Clinicians typically take a significant amount of time to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement.  It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about AlloMap, AlloSure and our future solutions, and demonstrate the clinical benefits of these solutions.  Clinicians may not adopt, and third-party payers may not cover or adequately reimburse for, our current and future solutions unless they determine, based on published peer-reviewed journal articles and the experience of other clinicians, that our diagnostic current and future solutions provide accurate, reliable and cost-effective information that is useful in monitoring transplant recipients and making informed and timely treatment decisions.

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

To ensure the success of AlloSure and future tests based on dd-cfDNA, we will need to continue our efforts to complete and publicize research and trials, especially the KOAR registry study, that provides evidence of the utility of dd-cfDNA and validate AlloSure as a solution.

Transplant centers may not adopt AlloMap, AlloSure or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.

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

We expect the competition for pre-transplant typing and post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing products and services for the transplant market which may directly or indirectly compete with our existing pre- and post-transplant solutions, or our development pipeline. We acquired from Allenex a well-established business with products in the field of HLA typing. However, competition from other companies, especially those with an eye toward transitioning to more automated typing processes, could impact our ability to maintain market share and its current margins. For example, we launched QTYPE in September 2016 and QTYPE competes with other q-PCR products including products offered by Thermo Fisher Scientific, Inc., or Thermo Fisher, as well as alternatives to PCR such as NGS products offered by Illumina.  In addition to businesses focused on pre-transplantation such as Thermo Fisher’s One Lambda and Immucor, Inc.’s LIFECODES, companies who that not historically focused on transplantation, but that possesses existing knowledge of dd-cfDNA technology have indicated they are considering this market.

The field of clinical surveillance of transplantation is evolving. New and well established companies are devoting substantial resources to the application of molecular diagnostics to the treatment of medical conditions. Some of these companies may elect to develop and market diagnostic solutions in the post-transplant surveillance market.

Many of our potential competitors have greater brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by clinicians and payers as functionally equivalent to our AlloMap and AlloSure tests, which could force us to lower the current list price of our test and impact our operating margins and our ability to achieve profitability. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of AlloMap, AlloSure and our future solutions, which could prevent us from increasing or sustaining our revenues or achieving profitability and could cause the market price of our common stock to decline.

If we are unable to successfully and continually update our pre-transplant products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in an environment characterized by rapid development and continuing innovation. We will need to continue to maintain the value of our pre-transplantation offering. To compete successfully, we must continually update our product range and produce continually updated HLA test kits. The failure to maintain the quality of our products or inability to keep pace with this innovation could render our existing or future solutions obsolete or less attractive to patients. Any failure to anticipate or develop new or enhanced solutions in a timely manner could result in decreased revenue and harm to our business and prospects. If we fail to introduce new or enhanced solutions that meet the needs of our customers, we will lose market share and our business, operating results and prospects will be adversely affected.

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

If we cannot maintain existing clinical collaborations and enter into new ones, our efforts to commercialize and develop products could be delayed.

In the past, we have entered into clinical collaborations with highly regarded academic institutions and leading treatment centers in the transplant field. Our success in the future may depend in part on our ability to enter into agreements with other leading institutions in the transplant field. Securing these agreements can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. In addition to completing clinical collaborations, publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining coverage and reimbursement for solutions such as ours. Our inability to control when, if ever, results of such studies are published may delay or limit our ability to derive sufficient revenues from any test that may result from a collaboration.

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

As the volume of the tests that we perform grows, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements and expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process our tests. We cannot be certain that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are developed, we may need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. We plan to expand our sales force to support additional products. There is significant competition for qualified, productive sales personnel with advanced sales skills and technical knowledge in our field. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient qualified sales personnel.

The value of AlloMap and AlloSure depends, in large part, on our ability to perform AlloMap and AlloSure tests on a timely basis and at a high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or hire new personnel could result in higher costs of processing or an inability to meet market demand in a timely manner. There can be no assurance that we will be able to perform AlloMap, AlloSure or our future solutions, if any, on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand for our current and future solutions, our reputation could be harmed and our future prospects and our business could suffer.

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

From 2016 to 2017, our testing revenue grew from $29.7 million to $33.1 million, which represents annual growth of 12%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:

•	the continued usage and acceptance of our current and future solutions;
•	demand for our products and services;
•	the introduction and acceptance of new or enhanced products or services by us or by competitors;
•	our ability to maintain reimbursement for AlloMap and AlloSure and secure reimbursement for our future solutions;
•	our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies;
•	our ability to attract, retain and motivate qualified personnel;
•	the initiation, renewal or expiration of significant contracts with our commercial partners;
•	pricing changes by us, our suppliers or our competitors; and
•	general economic conditions and other factors.

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

We perform all of our diagnostic services for the U.S. in our laboratory located in Brisbane, California. We do not have redundant laboratory facilities. Brisbane, California is situated on or near earthquake fault lines. Our facility and the equipment we use to perform AlloMap and AlloSure would be costly to replace and could require substantial lead time to repair or replace, if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, we do not have earthquake insurance and thus coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us in the U.S. would be required to be certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. We would also be required to secure and maintain state licenses required by several states, including California, Florida, Maryland, New York and Pennsylvania, which can take a significant amount of time and result in delays in our ability to begin operations at that facility. If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloMap, AlloSure, or future solutions following validation and other required procedures. We cannot be certain that we would be able to find another CLIA-certified facility willing or able to adopt AlloMap, AlloSure or future solutions and comply with the required procedures, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of recipient samples to our laboratory and enhanced tracking of these recipient samples. Should a carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to receive and process recipient samples on a timely basis.

Our ability to commercialize our post-transplant testing solutions that we develop is dependent on our relationships with laboratory services providers and their willingness to support our current and future solutions.

We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our Brisbane, California laboratory. Our business will suffer if these service providers do not support AlloMap, AlloSure or the other solutions that we may develop. For example, these laboratories may determine that processing the samples for our solutions requires too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:

•	develop other solutions for clinical surveillance in transplantation;
•	increase our selling and marketing efforts to drive market adoption and address competitive developments;
•	expand our clinical laboratory operations;
•	fund our clinical validation study activities;
•	expand our research and development activities;
•	sustain or achieve broader commercialization of AlloMap, AlloSure and our pre-transplant tests or enhancements to those tests;
•	acquire or license products or technologies including through acquisitions; and
•	finance our capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the level of research and development investment required to develop our new solutions ;
•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;
•	changes in test development plans needed to address any difficulties in commercialization;
•	competing technological and market developments;
•	whether our diagnostic solutions become subject to additional FDA or other regulation; and
•	changes in regulatory policies or laws that affect our operations.

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

Our existing debt agreements with JGB Collateral LLC and certain of its affiliates, or JGB, and Danske Bank A/S, or Danske, contain certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreements.  Our debt agreements also contain certain financial covenants, including maintaining a minimum cash amount at all times, achieving commercialization of AlloSure by a certain date, achieving certain gross profit targets for sales of our AlloMap product, maintaining a minimum cash flow to debt service ratio and maximum leverage and solvency ratios and are secured by substantially all of our assets.  There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our debt agreements or to satisfy all of the financial covenants.  For example, as a result of our failure to file our Annual Report on Form 10-K for the year ended December 31, 2016 by April 17, 2017, we breached our obligation under our purchase agreement with JGB to make all required Exchange Act filings with the SEC on a timely basis.  In addition, we did not file a registration statement with the SEC registering for resale the common stock underlying the securities issued to JGB in the financing by April 17, 2017 as required under our purchase agreement with JGB. On May 3, 2017, JGB waived any claim under our purchase agreement with JGB with the respect to the late filing of our Annual Report on Form 10-K for the year ended December 31, 2016 and any claim or right to receive liquidated damages for the late filing of the registration statement.  Additionally as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 by May 22, 2017, we again breached our obligation under our purchase agreement with JGB to make all required Exchange Act filings with the SEC on a timely basis. Under the terms of our agreement with JGB, an event of default shall be deemed to have occurred if there is a material breach under the Stock Purchase Agreement with JGB, which is not cured, if possible to cure, within 15 trading days following notice of a breach sent by JGB to us.

A quarterly debt covenant in the Term Loan Facility with Danske was violated on June 30, 2016 and September 30, 2016. We obtained waivers for these violations. We were in compliance with all debt covenants at December 31, 2016.  We were not in compliance with certain covenants at March 31, 2017, June 30, 2017 and September 30, 2017.  We obtained a waiver for these violations. The waiver was conditional upon, among other things, us making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017. This amount was paid on October 31, 2017.  We were not in compliance at December 31, 2017.  On March 1, 2018, we signed a binding Commitment Letter with Perceptive, pursuant to which, subject to the conditions set forth therein, Perceptive committed to provide the Company with a term loan of up to $35.0 million, subject to funding in two tranches. The term loan with Perceptive will also include restrictive and financial covenants that may limit our operating flexibility.  Refer to Note 18 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details on the New Term Loan.

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

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements to expand our existing know-how, expertise and intellectual property in other fields, including for the development of other commercial tests.  We also may pursue strategic alliances that leverage our core technology and industry experience to expand our test offerings or distribution. We have limited experience with respect to acquiring other companies and limited experience with respect to the acquisition of strategic assets or the formation of collaborations, strategic alliances and joint ventures. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target in the future. The risks we face in connection with acquisitions, including our recent acquisition of assets from Conexio, include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	reduction of available cash reserves, assumption of debt or dilutive issuances of equity securities due to payment of consideration;
•	coordination of research and development and sales and marketing functions;
•	integration of product and service offerings;
•	expectations for acquired technology or research and development that prove unsuccessful;
•	retention of key personnel from the acquired company;
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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. For example, we completed our acquisition of ImmuMetrix, Inc., or IMX, in June 2014, and some risks remain, including the risks that the intellectual property we acquired in this acquisition may not lead to a successful product, risks associated with milestone payments due under the merger agreement and the probability of achieving them, and the risk that Stanford could terminate our patent license relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA if we do not meet certain performance and commercialization conditions. Additionally, the timing of the recent acquisition of Allenex may cause a heightened risk of any or all of the above factors, particularly in the near-term as we attempt to fully integrate the acquired operations. There is also a risk that future acquisitions will result in the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill and other intangible assets, any of which could harm our business and results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

For example, in 2016 we acquired Allenex. Allenex’s technology and products are new to us, and accordingly we may need to make substantial investments of resources to support the integration of Allenex, which will result in increased operating expenses and divert resources and management attention from other areas of our business. Additional unanticipated costs or delays may be incurred in the course of integrating the respective businesses. We cannot make any assurances that these investments will be successful. As a result of any of the aforementioned challenges, as well as other challenges and factors that may be unknown to us, we may not be able to fully realize the anticipated strategic benefits of the acquisition, which includes a complementary product portfolio and significant cross-selling opportunities.

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

Our products may contain undetected errors or defects that are not identified until after the products are first introduced. Disruptions or other performance problems with our products, or the perception of disruption or performance problems with our products, may require us to initiate a product recall, such as occurred in April 2016 with respect to one of the Olerup products, and may damage our customers’ businesses and harm our reputation. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. A material liability claim, product recall or similar occurrence may cause us to incur significant expense, decrease market acceptance of our products and adversely impact our business and operating results.

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

We rely extensively on third party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services to us, could interfere with our ability to provide test results for our post-transplant business and kits for our pre-transplant business.

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

We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the production of our products and/or in the performance of our tests. These sole source suppliers include Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables, Fluidigm Corporation, which supplies us with instruments, laboratory reagents and consumables; Illumina, which supplies us with instruments, laboratory reagents, and consumables; Becton, Dickinson and Company, which supplies us with cell preparation tubes, and Therapak Corporation, which supplies us with a proprietary buffer reagent. One of the reagents supplied to us by Therapak Corporation is, in turn, obtained by Therapak Corporation from Qiagen N.V. and is a proprietary formulation of Qiagen N.V. We have no relationship with or control over, Qiagen N.V. We do not have guaranteed supply agreements with Thermo Fisher, Becton, Dickinson and Company, Therapak Corporation or Qiagen N.V., which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.

In addition, our ABI 7900 Thermocycler, a real time PCR instrument used in AlloMap, is no longer in production. Thermo Fisher has committed to provide service and support of this instrument through 2020. We believe that there are relatively few suppliers other than Thermo Fisher, Fluidigm Corporation, Illumina, Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products and services. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher, Becton, Dickinson and Company or Therapak Corporation, or Therapak Corporation encounters delays or difficulties in securing from Qiagen N.V., the quality and quantity of reagents, supplies or instruments that we require for our current products and services or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians and customers who order our current products and services rely on the continued and timely availability of our products and services.  If we are unable to provide results within a timely manner, clinicians may elect not to use our products or services in the future and our business and operating results could be harmed.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

We store sensitive intellectual property and other proprietary business information, including that of our customers, payers and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-

site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information, including research and development information, commercial information and business and financial information. We work with a third-party billing agent to collect and store sensitive data, including legally-protected health information, credit card information and personally identifiable information about our customers, payers, recipients and collaboration partners. A data breach or loss of data could have a material adverse effect on our operations, including the potential for material fines and business interruption.

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

Any such breach or interruption could compromise our networks or those of our third-party billing agent, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

As part of our longer-term growth strategy, we intend to target select international markets to grow our presence outside of the U.S. We currently have a commercial agreement for the promotion of AlloMap in Europe with Diaxonhit and are distributing AlloMap tests directly in Canada. CareDx International currently distributes its products direct in Germany, Austria, Slovenia, Benelux, and in the Nordic countries. CareDx International also sells, via sub-distributors, in Canada and in significant markets in Europe such as France, Italy, UK and Turkey. We are also distributing via sub-distributors to certain countries in Asia, the Middle East, and Central and South America. To promote the growth of our business internationally, we will need to attract additional partners to expand into new markets. Relying on partners for our sales and marketing subjects us to various risks, including:

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

In addition, conducting international operations subjects us to new risks that, generally, we have not faced in the U.S., including:

•	uncertain or changing regulatory registration and approval processes associated with AlloMap, AlloSure and other potential diagnostic solutions;
•	failure by us to obtain regulatory approvals or adequate reimbursement for the use of our current and future solutions in various countries;
•	competition from companies located in the countries in which we offer our products that may put us at a competitive disadvantage;
•	financial risks, such as longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	logistics and regulations associated with shipping recipient samples, including infrastructure conditions and transportation delays;
•	limits in our ability to penetrate international markets if we are not able to process solutions locally;

•	difficulties in managing and staffing international operations and assuring compliance with foreign corrupt practices laws;
•

potentially adverse tax consequences, including the complexities of foreign value added tax systems, tax inefficiencies related to our corporate structure and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities;
•	multiple, conflicting and changing laws and regulations such as healthcare regulatory requirements and other governmental approvals, permits and licenses;
•	the imposition of trade barriers such as tariffs, quotas, preferential bidding or import or export licensing requirements;
•	political and economic instability, including wars, terrorism and political unrest, general security concerns, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•	fluctuations in currency exchange rates;
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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, the Tax Act, was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  We have calculated the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing, which did not result in any additional income tax expense in the fourth quarter of 2017.  In December 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  In accordance with SAB 118, additional work may be necessary for a more detailed analysis of our deferred tax assets and liabilities.  Any subsequent adjustment to the provisional amounts will be recorded in 2018 when the analysis is complete.

Under ASC Topic 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted.  Consequently, we accounted for a provisional estimated reduction of the US deferred tax assets from $72.5 million to approximately $45.9 million, with a corresponding decrease of $27.0 million to our valuation allowance.  We expect the new law to significantly reduce our tax rate in future periods, and our tax footnote reflects the effects of a federal tax rate reduction net of its valuation allowance.  See Note 14 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.  Certain provisions of the Tax Act continue to be refined and interpreted and we will continue to assess the overall impact that the Tax Act may have on our results of operations or financial condition.  In addition, the Company is still evaluating the realizability of certain deferred tax assets.

Beginnin in 2018, companies may be subject to global intangible low tax income (“GILTI”) which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%.  Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118.  We have not made an election with respect to GILTI. We will continue to review the GILTI and BEAT rules to determine their applicability to us, and the impact that the rules may have on our results of operations of financial condition, as the rules become effective.

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

Accounting methods and policies for diagnostic companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Annual Report on Form 10-K. In addition, the preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Any changes or modifications to the methodology used for determining our estimates, assumptions and forecasts could have a material adverse effect on our business, financial condition and results of operations.  Further, we were required to adopt Financial Accounting Standards Board Accounting Standards Updates related to revenue recognition in January 2018, which could have a material adverse effect on our financial condition and results of operations.

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

Additionally, the results from the acquisition of Allenex will be dependent on the performance of Allenex’s new product candidate QTYPE, which was commercially launched at the end of September 2016. The development and commercialization of QTYPE may fail for many reasons, including:

•	insufficient clinical validation data to support the effectiveness of the test;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
•	inability for tests to perform on instruments already installed in HLA testing laboratories;
•	failure to obtain or maintain necessary clearances or approvals to market the test; or
•	lack of commercial acceptance by patients, clinicians, laboratories or third-party payers.

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

As part of the acquisition of Allenex, we paid a substantial amount of cash and assumed Allenex’s debt. The assumed indebtedness subjects us to increased fixed obligations, increased interest expense, and included covenants or other restrictions that could impede our ability to manage our operations. We may also discover liabilities or deficiencies associated with the acquisition of Allenex and the assets acquired from Conexio that were not identified in advance, which may result in significant unanticipated costs.

Intangibles, including goodwill, acquired in connection with acquisitions may subsequently be impaired and, if so, could increase our net accumulated deficit.

We are accounting for the business combination with Allenex under the acquisition method of accounting in accordance with United States generally accepted accounting principles, or U.S. GAAP. The purchase price of Allenex was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that were acquired from Allenex. The excess of the purchase price over Allenex’s net assets and intangibles was allocated to goodwill when acquired. We determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  Accordingly, we recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in Allenex. For information about this $2.0 million charge, see Note 6 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We are also accounting for the business combination with IMX in 2014 under the acquisition method of accounting. We have $12.0 million of goodwill on our balance sheet generated in connection with our acquisition of IMX.

Under U.S. GAAP, we are required to evaluate our goodwill and indefinite-lived intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable; specifically, we are required to evaluate whether the intangible assets and goodwill as a result of the acquisition of IMX continues to have a fair value that meets or exceeds the amounts recorded on our balance sheet. We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if impairment indicators are present. If the fair values of such assets decline below their carrying value on the balance sheet, we may be required to recognize an impairment charge related to such decline. In connection with our annual goodwill assessment on December 1, 2017, we performed a qualitative assessment and determined that it is not likely that the fair value of the Post-Transplant reporting unit is less than the carrying value and therefore a quantitative test to assess potential goodwill was not necessary.

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

Our acquisition of the assets of Conexio may not result in material benefits to our business and our development efforts.

Through the acquisition of Conexio’s business assets, we expect to expand our sales of the SBT product line.  We purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products.

In addition, we are required to make quarterly payments to Conexio of 20% of the gross revenue from the sale of the SBT line of products using the purchased assets up to an aggregate total of $0.7 million. We also assumed all obligations under the lease of the Conexio facilities, and any liabilities for product warranty claims related to the sale of these products up to $35,000.

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

Successful commercialization of AlloMap and AlloSure depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals.  Throughout 2017, we did not recognize revenue for test results delivered without a contract for reimbursement, or an established coverage policy and a history of payment. These revenue recognition criteria for cash basis payers will change effective January 1, 2018 under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. Revenue for AlloMap and AlloSure tests is recognized on a cash basis if the conditions for recognizing revenue on an accrual basis are not met. For the years ended December 31, 2017 and 2016, approximately 37% of our testing revenue was recognized on a cash basis.

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

Since each payer makes its own decision as to whether to establish a policy to reimburse for a test, seeking payer coverage and other approvals is a time-consuming and costly process. We cannot be certain that adequate coverage and reimbursement for AlloMap, AlloSure or future solutions will be provided in the future by any third-party payer.

Reimbursement for AlloMap comes primarily from Medicare, private third party payers such as insurance companies and managed care organizations, Medicaid and hospitals. The reimbursement process can take six months or more to complete depending on the payer. Coverage policies approving AlloMap have been adopted by many of the largest private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation (HCSC), Humana, Kaiser Foundation Health Plan, Inc., and TRICARE. Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms.  We continue to work with third-party payers to expand and seek such coverage and to appeal denial decisions based on existing and ongoing studies, peer reviewed publications, support from physician and patient groups and the growing number of AlloMap tests that have been reimbursed by public and private payers.  There are no assurances that the current policies will not be modified in the future.  If our test is considered on a policy-wide level by major third-party payers, whether at our request or on their own initiative, and our test is determined to be ineligible for coverage and reimbursement by such payers, our collection efforts and potential for revenue growth could be adversely impacted.

Our Medicare Part B coverage for AlloMap and AlloSure is included in a formal local coverage decision for molecular diagnostics.  However, any change in this coverage decision or other future adverse coverage decisions by the CMS, including with respect to coding, could substantially reduce our revenue.

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

Until 2016, AlloMap was billed using an unlisted CPT code, but in 2016 a new CPT Category 1 Multianalyte Assays with Algorithmic Analyses, or MAAA, code was added that specifically describes the test. Further, pursuant to MolDX billing requirements, the AlloMap test also has been assigned a McKesson Diagnostics Z codeTM which is included on all Medicare claims. If in the future CMS makes a determination not to pay for this code, or for any MAAA codes, this could be harmful to our business, and could have negative spillover implications that prevent or limit coverage by other third-party payers that might mirror aspects of Medicare payment criteria.

Healthcare reform measures could hinder or prevent the commercial success of AlloMap and AlloSure.

The pricing and reimbursement environment may change in the future and become more challenging as a result of any of several possible regulatory developments, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to profitably sell any diagnostic products we may develop and commercialize. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products from governmental agencies or other third-party payers, which would adversely affect our business strategy, operations and financial results. For example, as a result of the Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or collectively, the Affordable Care Act, substantial changes have been made and may continue to be made to the current system for paying for healthcare in the U.S., including changes made in order to extend medical benefits to those who currently lack insurance coverage. The Affordable Care Act also provided that payments under the Medicare CLFS were to receive a negative 1.75% annual adjustment through 2015. Although we have not been subject to such adjustment in the past, we cannot be certain that the claims administrators will not attempt to apply this adjustment in the future.

Among other things, the Affordable Care Act includes payment reductions to Medicare Advantage plans. These cuts have been mitigated in part by a CMS demonstration program that expired in 2015. We cannot be assured that future cuts would be mitigated by CMS. Any reductions in payment to Medicare Advantage plans could materially impact coverage and reimbursement for AlloMap.

In addition to the Affordable Care Act, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. The Protecting Access to Medicare Act of 2014 introduced a multi-year phase in of a new payment system for services paid under the CLFS. Under this new system, beginning in 2017 laboratories began reporting to CMS the payment rates paid to the laboratories by commercial third-party payers including Medicare and Medicaid managed care plans, for each test and the volume of each test performed. CMS began using the reported data to set new payment rates under the CLFS in 2018. For most tests, rates will only be adjusted every three years. For newly developed tests that are considered to be “advanced diagnostic lab tests,” the Medicare payment rate will be the actual list price offered to third-party payers for the first three quarters that the tests are offered, subject to later adjustment. CMS will establish subsequent payment rates using the commercial third-party payer data reported for those tests.

There have been recent public announcements by members of the U.S. Congress and President Trump and his administration regarding their plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal or replacement of the Affordable Care Act or the effect such repeal or replacement would have on our business. Regardless of the impact of any or repeal or replacement of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloMap and AlloSure. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloMap, AlloSure and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.

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

Licensure is also required for our laboratory under California law in order to conduct testing. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states, including New York, require that we hold licenses to test specimens from patients residing in those states. Other states have similar requirements or may adopt similar requirements in the future. In addition to our California certifications, we currently hold licenses in Florida, Maryland, New York, Pennsylvania and Rhode Island. The loss of any of these state certifications would impact our ability to provide services in those states, which could negatively affect our business. Finally, we may be subject to regulation in foreign jurisdictions where we offer our test. Failure to maintain certification in those states or countries where it is required could prevent us from testing samples from those states or countries, could lead to the suspension or loss of licenses, certificates or authorizations, and could have an adverse effect on our business.

We were inspected as part of the customary College of American Pathologists audit and recertified in 2016 and February 2018 as a result of passing that inspection. We expect the next regular inspection under CLIA to occur in 2020. If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform AlloMap or AlloSure, which would limit our revenues and materially harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.

If the FDA’s recently published draft guidance setting forth a comprehensive regulatory scheme for laboratory-developed tests, or LDTs, becomes final, we would incur substantial costs and delays associated with trying to obtain premarket clearance or approval for those solutions.

The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it believes that laboratories certified as high complexity under CLIA, such as ours, have demonstrated expertise and ability in test procedures and analysis. However, beginning in September 2006, the FDA issued draft guidance on a subset of LDTs known as “in vitro diagnostic multivariate index assays,” or IVDMIAs. According to the draft guidance, IVDMIAs do not fall within the scope of LDTs over which the FDA has exercised enforcement discretion because such tests incorporate complex and unique interpretation functions which require clinical validation. We believed that AlloMap met the definition of IVDMIA set forth in the draft guidance document. As a result, we applied for, and obtained in August 2008, 510(k) clearance for AlloMap for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe rejection. A 510(k) submission is a premarketing submission made to the FDA. Clearance may be granted by the FDA if it finds the device or test provides satisfactory evidence pertaining to the claimed intended uses and indications for the device or test.

While we believe that we are currently in material compliance with applicable laws and regulations relating to our LDTs, we cannot be certain that the FDA or other regulatory agencies would agree with our determination. A determination that we have violated these laws, or a public announcement that we are being investigated for possible violation of these laws, could hurt our business and our reputation.

If we were required to conduct additional clinical trials prior to marketing our solutions under development, those trials could lead to delays or a failure to obtain necessary regulatory approvals and harm our ability to be profitable.

If the FDA decides to regulate AlloSure and other future solutions under development as medical devices, it could require extensive premarket clinical testing subsequent to commercialization in the case of AlloSure and/or prior to submitting a regulatory application for commercial sales for future products not yet developed.  If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our development costs and delay test commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient blood or tissue samples or insufficient data regarding the associated clinical outcomes. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials and reduce our control over such activities. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, applicable regulatory requirements, or for other reasons, our clinical trials may have to be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our solutions under development and our ability to be profitable.

Any test for which we obtain regulatory clearance will be subject to extensive ongoing regulatory requirements, and we may be subject to penalties if we or our contractors or commercial partners fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

AlloMap, AlloSure and our other solutions, along with the manufacturing processes, packaging, labeling, distribution, import, export, and advertising and promotional activities for such solutions or devices, are or will be subject to continual requirements of, and review by, CMS, state licensing agencies, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising, promotion, recordkeeping and adverse event reporting. Regulatory clearance of a test or device may be subject to limitations by the regulatory body as to the indicated uses for which the product may be marketed or to other conditions of approval. For example, we are exploring utilization of AlloMap in areas that could be considered outside the scope of our current labeling. Broader uses would require FDA clearance as well as changes to the labeling. In addition, clearance may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the test or device. Discovery of previously-unknown problems with our current or future solutions, or failure to comply with regulatory requirements, may result in actions such as:

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

PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016, indicating that data for reporting for the new PAMA process will begin in 2017, and the new market based rates took effect January 1, 2018. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests.

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

As of December 31, 2017, we had 23 issued U.S. patents related to transplant rejection and autoimmunity. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap. The expiration dates of these patents range from 2021 to 2024. We have five additional patents covering additional genes or gene variants for diagnosing transplant rejection. In the area of dd-cfDNA-based transplant diagnostics, we have filed a patent application to cover our research and development work in this field. In connection with our June 2014 acquisition of IMX, we obtained an exclusive license from Stanford to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030.  A second patent included in the license from Stanford was issued in December 2017 and further covers the use of dd-cfDNA to diagnose and predict transplant status or outcome. As part of our April 2016 acquisition of Allenex, we obtained an additional five U.S. patents on donor matching technology treatment for antibody mediated transplant rejection.  We have six issued U.S. patents covering a method of diagnosing or monitoring autoimmune or chronic inflammatory disease, such as lupus, by detecting specific genes. While we have clinical samples and patents covering lupus diagnostics, we do not intend to actively pursue the lupus test opportunity.

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

The extent to which the patent rights of life sciences companies effectively protect their products and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the proper scope of allowable claims of patents held by such companies has emerged to date in the United States. Various courts, including the United States Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostic solutions or genomic diagnostics. In the Ariosa Diagnostics, Inc. v. Sequenom, Inc. (Fed. Cir. 2015) case, a federal court recently determined that a dd-cfDNA product for fetal testing was not eligible for patent protection. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself. What constitutes a “sufficient” additional feature for this purpose is uncertain. This evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. In particular, in September 2011, the United States Congress passed the Leahy-Smith America Invents Act, or the AIA, which became effective in March 2013. The AIA reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This has not yet had a material impact on the operation of our business and the protection and enforcement of our intellectual property, but it may in the future. The AIA and its implementation could still increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing, and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent is issued on the application. In addition, publications in the scientific literature often lag behind actual discoveries. We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, as applicable, were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent in order to carry on our business. If another party has filed a United States patent application covering an invention that is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the PTO or a court to determine priority of invention in the United States for pre-AIA applications and patents. For post-AIA applications and patents, we or our licensors may have to participate in a derivation proceeding to resolve disputes relating to inventorship. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any United States patent rights with respect to such invention.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or the marketing of competing products in violation of our proprietary rights generally. Further, the legal systems of certain countries make it difficult or impossible to obtain patent protection for diagnostic solutions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technologies and solutions, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot be certain that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure are, or will be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

AlloMap, AlloSure, Olerup SSP, Olerup XM-ONE, Olerup SBT, QTYPE and CareDx are registered trademarks of our company in the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This process can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue. We may not be able to protect our rights to these and other trademarks and trade names which we need to build name recognition by potential partners or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2017 our stock price ranged from $0.76 to $7.98 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

•	demand by clinicians and recipients for our current and future solutions, if any;
•	coverage and reimbursement decisions by third-party payers and announcements of those decisions;
•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our current and future solutions in large clinical trials conducted by others;
•	new or less expensive tests and services or new technology introduced or offered by our competitors or us;
•	the level of our development activity conducted for new solutions, and our success in commercializing these developments;
•	our ability to efficiently integrate the business of new acquisitions, such as the assets we acquired from Conexio;
•	the level of our spending on test commercialization efforts, licensing and acquisition initiatives, clinical trials, and internal research and development;
•	changes in the regulatory environment, including any announcement from the FDA regarding its decisions in regulating our activities;
•	changes in recommendations of securities analysts or lack of analyst coverage;
•	failure to meet analyst expectations regarding our operating results;
•	additions or departures of key personnel; and
•	general market conditions.

Variations in the timing of our future revenues and expenses could also cause significant fluctuations in our operating results from period to period and may result in unanticipated earning shortfalls or losses. In addition, national stock exchanges, and in particular the market for life science companies, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Moreover, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Our executive officers, directors and holders of 5% or more of our outstanding common stock, and entities affiliated with them, beneficially own in the aggregate approximately 16% of our common stock as of December 31, 2017.  These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Further, if we fail to comply with these laws, regulations and standards, it might also be more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts or the content and opinions included in their reports. Securities analysts may elect not to provide research coverage of our common stock and a lack of research coverage may adversely affect the market price of our common stock. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

We do not expect to pay dividends in the foreseeable future. As a result, you must rely on stock appreciation for any return on your investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Furthermore, our Debentures and related documents with JGB and our term loan facility with Danske prohibit us from paying dividends without the respective lender’s prior consent, and we may in the future become subject to additional contractual restrictions on, or prohibitions against, the payment of dividends.  Our proposed term loan with Perceptive would impose similar restrictions on the payment of dividends.

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

Based on a preliminary review of our equity transactions since inception, we believe a portion of our NOLs may be limited due to the frequent equity financings that we have completed.  Utilization of our NOLs may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which could materially harm our stock price, exchange listing and our ability to finance our operations.

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We enhanced our U.S. finance and accounting systems, procedures and controls at the beginning of 2016 and acquired Allenex on April 14, 2016. We are continuing to implement new finance and accounting systems as we grow our business and organization and to satisfy internal control and reporting requirements. However, as of December 31, 2016, we identified the following four material weaknesses in our internal control over financial reporting relating to: (i) certain areas of our financial statement close process, specifically with respect to an incorrect classification of the deferred consideration payable to the former majority shareholders of Allenex within our statement of cash flows following the Allenex acquisition, ensuring that our bonus accrual and contingent liability balances were accurate, ensuring the proper application of foreign exchange rates in our consolidation process, and ensuring the proper review of terms and conditions of a debt agreement, (ii) a failure to design and implement transaction level or management review controls for the oversight, integration and consolidation of the acquired entities or controls to assess the completeness and accuracy of information, including key inputs and assumptions used by third party specialists, used in estimating the fair value of assets acquired and liabilities assumed, (iii) a failure to properly apply the revenue recognition criteria to certain contractual arrangements with payers, specifically with respect to controls over the proper analysis and review of the terms and conditions of contractual arrangements and controls over the review of our aged accounts receivables, and (iv) a failure in the design and implementation of controls over our accounting for inventory overhead absorption. We remediated these material weaknesses as of December 31, 2017.  We cannot be certain that the measures we have taken to date or any measures we may take in response to these material weaknesses in the future will be sufficient to remediate such material weaknesses or to avoid potential future material weaknesses. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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

If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting or otherwise fail to maintain or implement effective controls and procedures for financial reporting, we could be unable to accurately and timely report our financial position, results of operations, and cash flows or key operating metrics, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock from the Nasdaq Global Market, SEC investigations, civil or criminal sanctions, an inability to access the capital and commercial lending markets, defaults under our debt and other agreements or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Brisbane, California. We lease facilities in North America, Europe, and Australia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2017:

Location	Function	Square Footage
United States
Brisbane, California	Corporate headquarters, research and development and clinical laboratory	46,000
West Chester, Pennsylvania	Sales office and distribution	6,336
Europe
Stockholm, Sweden	European administration, research and development and clinical laboratory	23,874
Vienna, Austria	Sales office and distribution	1,744
Australia
Fremantle	Sales office and distribution, research and development and clinical laboratory	2,721

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

Holders of Record

As of March 2, 2018, there were approximately 132 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Price Range of Our Common Stock

The following table sets forth the high and low sales price per share of our common stock as reported on the Nasdaq Global Market for the period indicated:

Year Ended December 31, 2016	High	Low
First Quarter	$6.84	$4.07
Second Quarter	$6.08	$4.01
Third Quarter	$5.06	$3.28
Fourth Quarter	$4.08	$2.50

Year Ended December 31, 2017	High	Low
First Quarter	$2.90	$1.35
Second Quarter	$1.66	$0.76
Third Quarter	$4.59	$1.05
Fourth Quarter	$7.98	$3.65

Stock Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our outstanding debentures issued in March 2017 restrict our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will further restrict our ability to declare or pay cash dividends on our common stock. In addition, our proposed term loan with Perceptive would impose similar restrictions on the payment of dividends.  Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend on a number of factors, including our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by us during the fourth quarter of 2017.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data at December 31, 2017 and 2016 and the selected statements of operations data for each of the years ended December 31, 2017, 2016 and 2015 have been derived from our audited financial statements that are included elsewhere in this Annual Report on Form 10-K. The financial data included in this report are historical and are not necessarily indicative of results to be expected in any future period.

Statements of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Revenue:
Testing revenue	$33,106	$29,680	$27,881	$25,842	$21,672
Product revenue	14,634	$10,715	—	—	—
Collaboration and license revenue	584	$236	263	1,464	426
Total revenue	48,324	40,631	28,144	27,306	22,098
Operating expenses:
Cost of testing	12,345	10,882	10,273	8,541	9,078
Cost of product	9,026	10,240	—	—	—
Research and development	12,388	12,385	9,333	3,846	3,176
Sales and marketing	12,808	11,166	8,349	6,472	5,892
General and administrative	18,913	20,725	12,247	8,436	4,809
Goodwill impairment	1,958	13,021	—	—	—
Change in estimated fair value of contingent consideration	1,180	(456)	(126)	(1,239)	—
Total operating expenses	68,618	77,963	40,076	26,056	22,955
Gain (loss) from operations	(20,294)	(37,332)	(11,932)	1,250	(857)
Interest expense, net	(5,863)	(1,860)	(1,587)	(2,116)	(2,149)
Other expense, net	(1,490)	(1,920)	(188)	(78)	(13)
Change in estimated fair value of common stock warrant and derivative liabilities	(29,622)	(250)	—	225	(523)
Loss before income taxes	(57,269)	(41,362)	(13,707)	(719)	(3,542)
Income tax benefit	1,709	1,606	—	1,500	—
Net income (loss)	(55,560)	(39,756)	(13,707)	781	(3,542)
Net loss attributable to noncontrolling interest	(91)	(287)	—	—	—
Net income (loss) attributable to CareDx, Inc.	$(55,469)	$(39,469)	$(13,707)	$781	$(3,542)
Net (loss) income per share:
Basic	$(2.38)	$(2.39)	$(1.16)	$0.13	$(3.50)
Diluted	$(2.38)	$(2.39)	$(1.16)	$0.10	$(3.50)
Shares used to compute net (loss) income per share:
Basic	23,332,503	16,496,911	11,860,885	5,815,928	1,010,795
Diluted	23,332,503	16,496,911	11,860,885	9,283,001	1,010,795

Balance Sheet Data:

	As of December 31,
	2017	2016
	(In thousands)
Cash and cash equivalents	$16,895	$17,258
Working capital	(16,139)	(14,159)
Total assets	83,565	76,730
Total debt	34,059	23,944
Accumulated deficit	(268,022)	(212,553)
Total CareDx, Inc. stockholders’ (deficit) equity	(6,134)	19,482

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

AlloMap has received positive coverage decisions for reimbursement from Medicare.  The 2017 Medicare reimbursement rate for AlloMap was $2,841.  Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap testing of Medicare beneficiaries, which represents a 14% increase over the 2017 reimbursement rate.  AlloMap has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation (HCSC), Humana, Kaiser Foundation Health Plan, Inc., and TRICARE.

We have successfully completed a number of landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap for surveillance of heart transplant recipients.  We initially established the analytical and clinical validity of AlloMap on the basis of our Cardiac Transplanted Organ Rejection Gene Expression Observational (Deng, M. et al., Am. J. Transplantation 2006), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals.

Since the launch of AlloMap in January 2005, we have performed more than 107,000 commercial AlloMap tests, including 15,312 tests during 2017, and we have received net proceeds of approximately $219.6 million from AlloMap testing revenues.  During the year ended December 31, 2017, AlloMap was used in 125 of the approximately 141 heart transplant centers in the United States.

AlloSure

AlloSure, our recently launched commercial transplant surveillance solution for kidney transplant recipients, applies proprietary next generation sequencing to measure dd-cfDNA in the blood stream emanating from the donor kidney.  We believe AlloSure may help clinicians determine rejection-specific activity manifested as cell damage in the transplanted organ.  We also believe the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant.  In particular, we believe AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.  Effective October 9, 2017, AlloSure became available for commercial testing with Medicare coverage and reimbursement.  The Medicare reimbursement rate for AlloSure is $2,841.  AlloSure has also received payment from private payers on a case-by-case basis, but no positive coverage decisions have been made.

Prior to the commercialization of AlloSure, we generated a strong body of clinical evidence.  In late 2015, we announced the completion of analytical validation of AlloSure.  Samples used in the analytical validation included donor recipient pairs with unrelated donors, as well as closely related family members.  A report describing the analytical validation of AlloSure, including clinical validation information for heart transplants, appeared in the November 2016 issue of The Journal of Molecular Diagnostics.

In May 2015, we initiated the dd-cfDNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial. The first publication of results from the DART trial in March 2017 described the validation of clinical performance characteristics of dd-cfDNA in detecting rejection in kidney allograft recipients.  DART is a multicenter observational study of kidney transplant recipients where blood specimens are drawn during surveillance follow-up visits periodically after transplant and also at the time of clinically suspected acute rejection. Patients in DART will be followed for up to 24 months.  We completed the first analysis of the data from DART in June 2016.  By the time of the first analysis, over 400 patients had enrolled in DART in 14 centers and we had collected specimens from over 1,260 patient visits.  As of December 2017, we had approximately 2,100 patient visits. The data analyses demonstrated that increased levels of dd-cfDNA, determined by the AlloSure assay, discriminated active rejection more effectively than serum creatinine values.  In collaboration with clinical investigators, we published these findings in the scientific peer-reviewed Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017.

In late 2017, we established the Kidney Allograft Outcomes AlloSure Registry, or KOAR, study to develop further data on the clinical utility of AlloSure for surveillance of kidney transplant recipients.  We will invite 35 centers to join KOAR, and we anticipate staggered activation of these study centers throughout 2018.

Pre-Transplant Diagnostics

With the acquisition of CareDx International AB, formerly Allenex AB or Allenex, on April 14, 2016, we develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP is used to type Human Leukocyte Antigen, or HLA alleles based on sequence-specific primer, or SSP, technology.  With the acquisition of the business assets of Conexio Genomics Pty Ltd, or Conexio, on January 20, 2017, we now offer a complete product range for sequence-based typing, or SBT, of HLA alleles. Olerup SBT is a test kit for sequence based HLA typing, while Assign SBTTM is the companion software for sequence analysis. In 2014, Allenex began active development of a new HLA typing product, Olerup QTYPE, which uses real-time polymerase chain reaction, or PCR, methodology.  QTYPE was commercially launched at the end of September 2016. We also offer XM-ONE, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test is primarily used prior to kidney transplants.

Financial Operations Overview

Testing Revenue

Our testing revenue is derived from AlloMap and AlloSure tests, which represented 69%, 73% and 99% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Our testing revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.

We currently market AlloMap and AlloSure to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners.  The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services.  Amounts received by us vary from payer to payer based on each payer’s internal coverage practices and policies.  We generally bill third-party payers upon delivery of an AlloMap or AlloSure test result report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

We began recognizing product revenue following the acquisition of Allenex in the second quarter of 2016. Our product revenue is derived primarily from sales of pre-transplant Olerup products and other related product lines. Product revenue represented 30% and 26% of total revenue for the years ended December 31, 2017 and 2016. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete and tested and has been shipped, which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and we do not have significant obligations for future performance. When collectability is not reasonably assured, we defer the revenue over the cash collection period. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns. Revenue is recorded net of any discounts given to the buyer.

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

Research and Development Expenses

Research and development expenses, including clinical operations, represent costs incurred to develop new pre- and post-transplant diagnostic solutions, high quality evidence in support of test use, as well as continued efforts related to improving our existing product lines. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, clinical studies and certain allocated expenses as well as amounts incurred under certain collaborative agreements. Research and development costs are expensed as incurred. We record accruals for estimated study costs comprised of work performed by contract research organizations under contract terms.

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

General and Administrative Expenses

General and administrative expenses include costs for our executive, finance, accounting and human resources functions. Costs consist primarily of payroll and related expenses, professional service fees related to audit and accounting, certain financing transaction expenses, and legal and other contract and administrative services.  We will continue to incur expenses as a result of operating as a public company.

Goodwill Impairment

We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if impairment indicators are present. On January 1, 2017, we adopted Accounting Standards Update, or ASU, No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with our carrying amount. We have determined that we operate in two reportable segments associated with the delivery of diagnostic tests and the development and commercialization of diagnostic products.  The reporting unit’s carrying value is compared to its fair value.  The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value.  The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to the reporting unit.  In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017, and identified an impairment of $2.0 million related to the goodwill allocated to the Pre-Transplant reporting unit.  See Note 6 of the notes in Part II, Item 8 of this Annual Report on Form 10-K for additional discussion regarding the impairment charge recorded.

In connection with our annual goodwill assessment on December 1, 2017, we performed a qualitative assessment and determined that it is not likely that the fair value of the Post-Transplant reporting unit is less than the carrying value and therefore a quantitative test to assess potential goodwill was not necessary.  In 2016, the fair value of the Pre-Transplant reporting unit was $1.7 million, which was lower than its carrying value. Based on our analysis, the implied fair value of the goodwill was lower than the carrying value of the Pre-Transplant reporting unit, resulting in a goodwill impairment charge of $13.0 million for the period ended December 31, 2016.

Change in Estimated Fair Value of Contingent Consideration

The consideration for our business combination with ImmuMetrix, Inc., or IMX, which occurred in June 2014, includes a future issuance of 227,845 shares of our common stock that is contingent upon the achievement of a specified milestone. We recorded a contingent consideration liability at its fair value at the acquisition date in June 2014. We revalue our contingent consideration obligation each reporting period. Changes in the fair value of our contingent consideration obligation are recognized as a component of operating expense within our consolidated statements of operations.

Interest Expense

Interest expense is associated with borrowings under our loan agreements.

Other Expense

For the year ended December 31, 2017, other expense primarily consisted of debt advisory fees, debt extinguishment charges related to our prior debt facility with East West Bank and foreign currency translation adjustments. For the year ended December 31, 2016, other expense primarily consisted of expenses related to a potential financing that did not eventuate.

Change in Estimated Fair Value of Common Stock Warrant and Derivative Liabilities

The freestanding warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value.  We determined that the debentures and the warrants issued in connection with the JGB Debt were also free standing instruments.

The terms of the warrants include price-based anti-dilution adjustment provisions, which preclude us from classifying the warrants in equity.  As such, the warrants are classified as liabilities on the consolidated balance sheet.  The full fair value of the warrants was allocated on day one to the common stock warrant liability and, in the case of JGB warrants, the residual value, after allocation of the fair value of the derivative liability discussed below, was ascribed to the debentures.

The JGB debentures are classified as liabilities on the consolidated balance sheet and include certain embedded derivatives that required bifurcation, including settlement and penalty provisions.  The warrants and embedded derivative will be remeasured at each reporting period with changes recorded in change in estimated fair value of common stock warrant and derivative liabilities on the consolidated statements of operations.

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

On January 1, 2017, we adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test.  Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  Our adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

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

For tests performed where an agreed upon reimbursement rate and a predictable history of collection exists, such as in the case of Medicare, we recognize revenue on an accrual basis upon delivery of a patient result report to the ordering physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to collect. We determine the amount we expect to collect based on a per payer, per contract or agreement basis, after analyzing historical payment trends. The expected amount is typically lower than the agreed upon reimbursement amount due to several factors, such as the amount of patient co-payments and claim denials. In all other situations, where we do not have sufficient history of collection and are unable to determine a predictable pattern of payment, we recognize revenue upon the receipt of cash. Occasionally, we may receive requests from third-party payers for refunds for previously paid-for tests. We maintain a liability for actual overpayments and estimated future refund claims based on historical experience. Accruals for overpayments and refunds are recorded as a reduction of revenue.

In 2017, 2016 and 2015, approximately 62%, 64% and 68%, respectively, of our testing revenue was recognized on the accrual basis.

The approximate number of delivered AlloMap tests and AlloMap tests for which we recognized revenue in accordance with our revenue recognition policies discussed above, were as follows:

	Year Ended December 31,
	2017	2016	2015
AlloMap tests delivered	15,312	14,148	13,059
AlloMap tests for which revenue was recognized	10,316	9,677	9,155
AlloMap tests for which revenue was recognized, delivered prior to the period presented	1,336	1,442	1,324

Since the launch of AlloSure on October 9, 2017 through December 31, 2017, we delivered 282 patient test results. We recognized revenue of approximately $0.5 million in accordance with our revenue recognition policies discussed above.

We did not recognize revenue for the remaining AlloMap or AlloSure tests because either there was no contract, no coverage policy in place, insufficient payment history or we had not received payment for those tests from a payer. We will continue to make requests for payment from payers and patients and/or appeal payment decisions made by third-party payers. As a result, we may receive payment for a portion of these tests.

Effective January 1, 2018, under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, we will begin to recognize revenue for tests in the period in which results are delivered for those payers for which we historically waited until cash was received to record revenue. This will affect the comparability of our revenues from period to period.  We will present the impact of ASC 606 on our revenue recognition in our Quarterly Reports on Form 10Q. We will continue to regularly review payer data for revenue recognition criteria and account for any changes on a prospective basis.

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

Business Combinations

In accordance with ASC Topic 805, Business Combinations, we determine and allocate the purchase price of an acquired business to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use.

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

In September 2017, we performed a qualitative assessment on the in-process research and development asset and determined that the fair value of the asset was not below its carrying value and therefore no impairment charge was recorded. The IPR&D balance was reclassified as an intangible asset with a finite life on September 30, 2017 based on confirmation of the Medicare reimbursement rate for AlloSure, the Company’s dd-cfDNA solution, which was commercially launched on October 9, 2017.

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

We have determined that we operate in two reportable segments: Post-Transplant (associated with the delivery of diagnostic tests), and Pre-Transplant (associated with the development and commercialization of diagnostic products). Each reporting unit’s carrying value is compared to its fair value. We estimated fair values of the reporting units using either the market approach, income approach or a combination of the market and income approach. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value. The income approach uses expected future operating results, and failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied estimated fair value. See Note 6—“Goodwill and Intangible Assets” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the results of our goodwill impairment test.

Finite-lived Intangible Assets

Our finite-lived intangible assets resulted from the acquisition of Allenex and Conexio. We amortize finite-lived intangible assets using the straight-line method, over their estimated useful lives. The estimated useful lives range from two years to fifteen years and are based on management's estimate of the extent of the economic benefit resulting from these assets. We test for impairment on an annual basis and in between annual tests if we become aware of events or changes that would indicate that it is more likely than not that the fair value of the assets is below their carrying amounts.

Other

Warrants

On April 14, 2016 and June 15, 2016, we completed the Private Placement and Subsequent Financing, respectively, which included the issuance of freestanding warrants to certain accredited investors and placement agents to purchase shares of our common stock. On March 15, 2017, we entered into a Securities Purchase Agreement with JGB, pursuant to which we issued the JGB Debt and 1,250,000 warrants.  We determined that the warrants were free standing instruments. The full fair value of the warrants was allocated on day one to the common stock warrant liability and the residual value, after allocation of the fair value of the derivative liability discussed below, was ascribed to the debentures.

The terms of our outstanding warrants include price-based anti-dilution adjustment provisions, which preclude the Company from classifying the warrants in equity.  Our outstanding warrants are therefore classified as liabilities on the consolidated balance sheet and recorded at their estimated fair value. The warrants are remeasured each reporting period with changes recorded in change in estimated fair value of common stock warrant and derivative liabilities on the consolidated statements of operations. We utilize a Monte Carlo simulation model to estimate the fair value of our outstanding warrants. The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. These variables include our stock price, the expected term of the warrants, the volatility of our stock prices and our peers’ stock prices over such expected term, and the risk-free interest rate for the expected term of the warrants. The variables used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. If we issue common stock at a price lower than the exercise price or issue stock options or other securities (other than securities issued pursuant to our stock or option plans or employment agreements, securities issued or issuable upon exercise or exchange of convertible securities outstanding as of the date the warrants were issued or securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors) with an exercise price that is lower than the current exercise price of the warrants, the exercise price of the warrants shall be adjusted to be equal to such lower price.

Embedded Derivatives

The JGB Debt includes certain embedded derivatives that require bifurcation, including settlement and penalty provisions.  We utilize a Monte Carlo simulation model to estimate the fair value of our embedded derivative liability.  The Monte Carlo simulation model uses multiple input assumptions to simulate the likelihood that market conditions will be achieved through 100,000 random trials.  These assumptions include the expected term of the embedded derivative, the volatility of our stock prices and our peers’ stock prices over such expected term, likelihood, timing, and amount of future equity financing rounds, the likelihood of any prepayment or default events, the likelihood of monthly redemptions by the JGB debt holders, and the likelihood and ability of JGB to convert the debt into equity.  In each iteration of the simulations, these assumptions were used to simulate our stock price drawing from a risk neutral distribution, the occurrence of a conversion event, the occurrence of a prepayment event, the occurrence of a default event, and any resulting payoff from such event.  The average present value over all iterations of the simulation was then calculated.  The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed.

The embedded derivative liability is remeasured each reporting period with changes recorded in change in estimated fair value of common stock warrant and derivative liabilities on the consolidated statements of operations.

Segment Information

We use the management approach for segment disclosure, which designates our internal organization used by our management for making operating decisions and assessing performance as the source of our reportable segments. We manage our business on the basis of two reportable segments as Post-Transplant, a segment focused on discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients, and Pre-Transplant, a segment that develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.

Factors Affecting Our Performance

The Number of AlloMap and AlloSure Tests We Receive and Report

The growth of our post-transplant business is tied to the number of AlloMap and AlloSure tests we receive and report. Historically, less than two percent of AlloMap tests received are not reported due to improper sampling, damage in transit or other causes. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a score report. As a result, the number of samples received largely correlates directly to the number of patient result reports.

The Number of Pre-Transplant Diagnostic Products We Sell

The growth of our pre-transplant business is tied to the sales of the Olerup SSP, Olerup QTYPE, Olerup SBT and Olerup XM-ONE product lines. The pre-transplant sales organization is located in Stockholm, Sweden, Vienna, Austria, Fremantle, Australia and West Chester, Pennsylvania. Pre-transplant products are sold directly to customers in 12 countries. The pre-transplant business also uses distributors to sell products in approximately 60 countries.

How We Recognize Revenue

We recognize revenues for tests and products delivered when the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

For testing revenue, the first criterion is satisfied when a third-party payer makes a coverage decision or enters into a contractual arrangement with us for the test. The second criterion is satisfied when we perform the test and deliver the test result to the ordering physician. The third criterion is satisfied if the third-party payer’s coverage decision or reimbursement contract specifies a price for the test. The fourth criterion is satisfied based on our judgments regarding the collectability of the fees charged under the arrangement. Such judgments include review of past payment history. AlloMap and AlloSure tests may be considered investigational by some payers and not covered under their reimbursement policies. Others may cover the test, but not pay a set or determinable amount. As a result, in the absence of a reimbursement agreement or sufficient payment history, collectability cannot reasonably be assured so revenue is not recognized at the time the test is delivered.

If all of the criteria set forth above are met, revenue is recognized on an accrual basis in the period when the test results are delivered. When the first, third or fourth criteria are not met but third-party payers make a payment to us for tests performed, we recognize revenue on a cash basis in the period in which the payment is received.

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

Following the criteria above, Medicare and certain other payers with agreed upon reimbursement rates and a predictable history of collections allow us to recognize the related revenue on an accrual basis under U.S. GAAP. For the years ended December 31, 2017, 2016 and 2015, 37%, 36% and 32%, respectively, of our testing revenue was recognized when cash was received. Because we often need to appeal prior to being paid for certain tests, it can take over a year for a test to result in revenue being recorded and, for a portion of our tests, we may never realize revenue.  Under ASC 606, revenue recognition criteria will change to recognize revenue based on the expected reimbursement rate when test results are delivered.

We will need to monitor payments for each payer to determine an expected amount of reimbursement under ASC 606 starting January 1, 2018. Because the timing and amount of cash payments received from payers are difficult to predict, we expect our revenue will fluctuate in any given quarter. In addition, when we introduce new products, we do not expect we will be able to recognize revenue from new products on an estimated reimbursement basis for some period of time.

Pre-transplant products are sold in the form of manufactured lab kits either directly to labs involved in pre-transplant testing or to distributors who sell to labs. Revenue from the sale of these products is recognized on an accrual basis when the risk and benefits of owning the kits are transferred to the customer and this occurs either upon shipment or receipt as determined by the contractual terms with customers that cover the transfer of ownership.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016, indicating that data for reporting for the new PAMA process will begin in 2017 and the new market based rates will take effect January 1, 2018. On November 20, 2017, Medicare released the preliminary 2018 Clinical Laboratory Fee Schedule. Effective January 1, 2018, Medicare plans to reimburse us $3,240 for AlloMap testing of Medicare beneficiaries, which represents a 14% increase over the 2017 reimbursement rate.

Reimbursement for AlloSure

On September 26, 2017 we announced that the Molecular Diagnostics Services, or MolDX, Program developed by Palmetto GBA has set AlloSure reimbursement at $2,841. Effective October 9, 2017, AlloSure was made available for commercial testing with Medicare coverage and reimbursement. We believe the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, we believe AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.

Acquisition of Allenex and Conexio Assets

With the acquisition of Allenex, on April 14, 2016, we develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.  Olerup SSP is used to type HLA alleles based on SSP technology.  With the acquisition of the business assets of Conexio on January 20, 2017, we now offer a complete product range for SBT of HLA alleles. Olerup SBT is a test kit for sequence based HLA typing, while Assign SBTTM is the companion software for sequence analysis. In 2014, Allenex began active development of a new HLA typing product, Olerup QTYPE, which uses real-time PCR methodology.  QTYPE was commercially launched at the end of September 2016. We also offer XM-ONE, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test is primarily used prior to kidney transplants.

Development of Additional Products

We rely on sales of AlloMap, Olerup SSP, Olerup SBT and XM-ONE to generate the majority of our revenue. Our product development pipeline includes other transplant diagnostic solutions to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime. Currently, our product development pipeline includes new products such as AlloSure, which was commercially launched on October 9, 2017, and Olerup QTYPE, which was commercially launched at the end of September 2016 with ongoing commitment to including additional instrument testing platforms. We expect to invest in research and development in order to develop additional products. Our success in developing new products will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

Timing of Research and Development Expenses

Our spending on experiments and clinical studies may vary substantially from quarter to quarter. We also expend funds to secure clinical samples that can be used in discovery, product development, clinical validation, utility and outcome studies. The timing of these research and development activities is difficult to predict. If a substantial number of clinical samples are obtained in a given quarter or if a high-cost experiment is conducted in one quarter versus the next, the timing of these expenses will affect our financial results. We conduct clinical studies to validate our new products, as well as on-going clinical and outcome studies to further the published evidence to support our commercialized AlloMap and AlloSure tests. Spending on research and development for both experiments and studies may vary significantly by quarter depending on the timing of these various expenses.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

(In thousands)

	Year Ended December 31,
	2017	2016	Change
Revenue:
Testing revenue	$33,106	$29,680	$3,426
Product revenue	14,634	10,715	3,919
Collaboration and license revenue	584	236	348
Total revenue	48,324	40,631	7,693
Operating expenses:
Cost of testing	12,345	10,882	1,463
Cost of product	9,026	10,240	(1,214)
Research and development	12,388	12,385	3
Sales and marketing	12,808	11,166	1,642
General and administrative	18,913	20,725	(1,812)
Goodwill impairment charge	1,958	13,021	(11,063)
Change in estimated fair value of contingent consideration	1,180	(456)	1,636
Total operating expenses	68,618	77,963	(9,345)
Loss from operations	(20,294)	(37,332)	17,038
Interest expense, net	(5,863)	(1,860)	(4,003)
Other expense, net	(1,490)	(1,920)	430
Change in estimated fair value of common stock warrant and derivative liabilities	(29,622)	(250)	(29,372)
Income tax benefit	1,709	1,606	103
Net loss	(55,560)	(39,756)	(15,804)
Net loss attributable to noncontrolling interest	(91)	(287)	196
Net loss attributable to CareDx, Inc.	$(55,469)	$(39,469)	$(16,000)

 Testing Revenue

Testing revenue increased by $3.4 million, or 12%, in 2017 compared to the same period in 2016 mainly due to the increase in AlloMap test volume representing $1.8 million, as well as increased AlloMap cash collections of $1.1 million.  AlloMap tests results delivered increased by 1,164, or 8%, in 2017 compared to 2016.

AlloSure was launched in October 2017 and contributed $0.5 million of testing revenue.

Product Revenue

Product revenue increased by $3.9 million, or 37%, in 2017, compared to 2016.  The increase in product revenue mainly reflects product revenue not being comparatively included in the year ended December 31, 2016, as the Allenex acquisition occurred on April 14, 2016.

Collaboration and License Revenue

Collaboration and license revenue increased by $0.3 million in 2017, compared to 2016, reflecting additional royalty payments received under our services agreement with CardioDx, Inc.

Cost of Testing

Cost of testing increased by approximately $1.5 million, or 13%, in 2017 compared to 2016 primarily due to higher headcount related expenses of $1.1 million and laboratory material costs of $0.6 million. These increases were partially offset by a decrease in royalty payments to Roche of $0.2 million, as from September 30, 2017, no further royalties were due.

Cost of Product

Cost of product decreased $1.2 million or 12%, in 2017 compared to 2016. The decrease primarily relates to a net $3.6 million decrease in the charge recorded for the amortization of acquisition-related mark-up in the value of inventory. In 2016, a charge of $4.0 million was recorded related to inventory purchased in the Allenex acquisition. In 2017, a charge of $0.4 million was recorded related to the inventory purchased in the Conexio asset acquisition.

This decrease was partially offset by the effect of the cost of product not being comparatively included. The cost of product related to the Allenex and Conexio acquisitions are not comparatively included because the Allenex acquisition occurred on April 14, 2016 and the Conexio acquisition occurred on January 20, 2017.

Research and Development

Research and development expenses increased less than $0.1 million, or 1%, in 2017 compared to 2016. This increase is primarily due to a $1.0 million increase for pre-transplant development costs, which are not comparatively included in the twelve months ended December 31, 2016, as the Allenex acquisition occurred on April 14, 2016, partially offset by a decrease of $0.9 million of AlloSure development expenditures.

Sales and Marketing

Sales and marketing expenses increased by approximately $1.6 million, or 15%, in 2017 compared to 2016. The increase primarily reflects an increase of $0.9 million in the pre-transplant sales and marketing payroll related expenses, due mainly to pre-transplant results not being comparatively included in the twelve months ended December 31, 2016. We incurred an additional $0.6 million related to headcount increases for customer service and sales operations personnel.

General and Administrative

General and administrative expenses decreased by approximately $1.8 million, or 9%, in 2017 compared to 2016.  The decrease primarily reflects a reduction in audit, tax and other professional and consulting fees incurred in 2016, primarily in connection with our acquisition of Allenex.

Goodwill impairment

On January 1, 2017, we adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017. The goodwill impairment test determined that the fair value of the Pre-transplant reporting unit was $3.5 million, which was lower than its carrying value. Accordingly, we recorded a goodwill impairment charge of $2.0 million for the three months ended March 31, 2017, which represented the remaining goodwill balance in the Pre-transplant entity. No additional goodwill impairment was recorded in the year ended December 31, 2017.

Change in Estimated Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the years ended December 31, 2017 and 2016 and recognized a non-cash loss of $1.2 million and a non-cash gain of $0.5 million, respectively, as a result of management’s estimate of the probability meeting the milestone under our business combination agreement with ImmuMetrix, Inc. increasing to 100% at December 31, 2017, and our common stock price increasing by $4.67 and decreasing by $3.70 for the years ended December 31, 2017 and 2016, respectively.

Interest Expense, Net

Interest expense increased by $4.0 million for the year ended December 31, 2017 compared to the same period in 2016. The increase primarily consists of:

•

$1.6 million of interest expense due to the higher principal balance and interest rate of the JGB debt, which was outstanding from March 15, 2017 to December 31, 2017 as compared to the East West Bank debt which was outstanding for all of 2016 and from January 1, 2017 to March 15, 2017;

•	$1.8 million in increased debt discount amortization due to the higher debt discount applicable to the JGB debt as compared to the debt discount applicable to the East West Bank debt;
•

$0.4 million in increased interest expense on Danske Bank debt and the Allenex Promissory Notes recorded in 2017, but not comparatively included in 2016 due to the acquisition of Allenex that occurred on April 14, 2016; and

•	$0.2 million in increased interest expense due to the commencement of interest accruing from January 1, 2017 on the deferred purchase consideration payable related to the Allenex acquisition.

Other Expense, Net

Other expense decreased $0.4 million, or 22%, in 2017 compared to 2016. The decrease reflects a net $2.1 million charge in 2016 to expense financing costs associated with a proposed six-month bridge loan that did not materialize. This decrease was primarily offset by an increase in foreign exchange translation losses of $0.9 million, a $0.3 million loss on a $1.25 million conversion of JGB debt, $0.3 million debt extinguishment fees on East West Bank debt, and $0.1 million in JGB Debt issuance costs.

Change in Estimated Fair Value of Common Stock Warrant and Derivative Liabilities

The change in the estimated fair value of common stock warrant and derivative liabilities was due to a $29.6 million expense in 2017 compared to a $0.3 million expense in 2016.

For the twelve months ended December 31, 2017, the $29.6 million charge comprised common stock warrant liability expenses of $16.9 million and $12.7 million of expense related to the JGB Debt embedded derivative liability.

The $16.9 million expense related to our common stock warrant liability was due to:

•

Changes in the valuation of warrants due to the change in the share price of our common stock during the year. The price of our common stock increased from $2.70 on December 30, 2016 to $7.34 on December 29, 2017;

•

The adjustment in the exercise price of the Private Placement and Placement Agent warrants from $4.00 and $3.99 per share, respectively, to $1.12 per share, effective July 3, 2017, as a result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to amendments to the Conditional Share Purchase Agreements (as discussed below);

•	In connection with the issuance of the JGB Debt, on March 15, 2017, we issued warrants to JGB to purchase up to an aggregate of 1,250,000 shares of our common stock; and
•

Adjustments to the quantity and exercise price of the JGB warrants as a result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to the Conditional Share Purchase Agreements.  The shares issuable upon the exercise of the warrants increased from 1,250,000 shares to 1,296,679 shares and the exercise price of the warrants decreased from $5.00 to $4.82 per share, effective July 3, 2017. In addition, as a result of the 2017 Public Offering, the shares issuable upon exercise of the warrants increased to 1,338,326 shares and the exercise price decreased to $4.67 per share, effective October 10, 2017.

The JGB Debt includes certain embedded derivatives that require bifurcation, including settlement and penalty provisions.  The $12.7 million expense related to the JGB debt embedded derivative reflects the change in the fair value of the derivative liability from the JGB Debt issuance date of March 15, 2017 to December 31, 2017.  We utilized the Monte Carlo simulation model to estimate the fair value of the embedded derivative liability for the measurement at issuance and subsequent remeasurement at December 31, 2017.

The $12.7 million increase in the fair value of the derivative liability mainly reflects the increase in the price of our common stock from $2.15 on March 15, 2017 to $7.34 on December 31, 2017 and the increase in the derivative liability related to the conversion of the JGB Debt into shares of our common stock during the term of the debt.

Income Tax Benefit

For the year ended December 31, 2017, we recorded an income tax benefit of $1.7 million on a loss before income taxes of $57.3 million. The effective tax rate for the twelve months ended December 31, 2017 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the warrant revaluation expense and re-measurement of the deferred tax asset, partially offset by valuation allowance.

Comparison of the Years Ended December 31, 2016 and 2015

(In thousands)

	Year Ended December 31,
	2016	2015	Change
Revenue:
Testing revenue	$29,680	$27,881	$1,799
Product revenue	10,715	—	10,715
Collaboration and license revenue	236	263	(27)
Total revenue	40,631	28,144	12,487
Operating expenses:
Cost of testing	10,882	10,273	609
Cost of product	10,240	—	10,240
Research and development	12,385	9,333	3,052
Sales and marketing	11,166	8,349	2,817
General and administrative	20,725	12,247	8,478
Goodwill impairment charge	13,021	—	13,021
Change in estimated fair value of contingent consideration	(456)	(126)	(330)
Total operating expenses	77,963	40,076	37,887
Loss from operations	(37,332)	(11,932)	(25,400)
Interest expense, net	(1,860)	(1,587)	(273)
Other expense, net	(1,920)	(188)	(1,732)
Change in estimated fair value of common stock warrant and derivative liabilities	(250)	—	(250)
Income tax benefit	1,606	—	1,606
Net loss	(39,756)	(13,707)	(26,049)
Net loss attributable to noncontrolling interest	(287)	—	(287)
Net loss attributable to CareDx, Inc.	$(39,469)	$(13,707)	$(25,762)

Testing Revenue

The number of AlloMap test results delivered increased by 1,089; or 8%; in 2016 compared to 2015. Testing revenue increased by $1.8 million, or 6%, in 2016 compared to 2015 due to the increase in test volume, partially offset by a mix shift from reimbursement from Medicare to commercial insurance, including cash basis payers with whom achieving revenue recognition takes more time.

Product Revenue

Product revenue reported for the year ended December 31, 2016 was $10.7 million related to the sales or our pre-transplant products. The Allenex acquisition occurred on April 14, 2016 and therefore 2016 is not comparable to 2015.

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

Cost of Product

Cost of product reported for the year ended December 31, 2016 of $10.2 million was incurred by us as a result of the acquisition of Allenex on April 14, 2016, and represents cost of product from our sales of pre-transplant products. Cost of product includes $4.0 million of amortization of the acquisition-related mark-up in the value of inventory and $1.0 million of acquisition-related amortization of intangible assets.

Research and Development

Research and development expenses increased $3.1 million, or 33%, in 2016 compared to 2015. The increase reflects a $1.6 million increase in headcount related expenses; $1.0 million of expense incurred due to our acquisition of Allenex on April 14, 2016, primarily for the development of Olerup QTYPE; and an increase in clinical trial expenditures to support the clinical validity and utility of AlloSure.

Sales and Marketing

Sales and marketing expenses increased by approximately $2.8 million, or 34%, in 2016 compared to 2015. The increase reflects our acquisition of Allenex on April 14, 2016. We incurred approximately $3.4 million of sales and marketing expense related to the pre-transplant business, including costs for trade shows and marketing efforts for the commercial launch of QTYPE at the end of September 2016 and includes $0.7 million of acquisition-related amortization of purchased intangible assets. This increase was partly offset by reduced spending on discretionary marketing activities related to AlloMap.

General and Administrative

General and administrative expenses increased by approximately $8.5 million, or 69%, in 2016 compared to 2015. This increase reflects approximately $2.0 million of general and administrative expenses incurred by the pre-transplant business subsequent to the acquisition. The increase also reflects $5.6 million of audit, legal, tax, and other professional and consulting fees incurred primarily in connection with our acquisition of Allenex. The remaining increase reflects employee related costs, fees for consulting, and professional service fees and financial advice related to the first corporate consolidation of the pre-transplant business, enhancing our internal controls, financing activities and legal defense.

Goodwill impairment

We tested goodwill for impairment as of December 1, 2016. We performed step one of our annual goodwill impairment test and determined that the fair value of the Pre-Transplant reporting unit was $1.7 million, which was lower than its carrying value. A reduction in our forecasted revenue and operating results for the Pre-Transplant reporting unit was the primary cause of the reduction in fair value as compared with our forecast as of the acquisition of Allenex in April 2016. Our forecasted revenues and operating results were adversely impacted by an earlier-than-expected market adoption of NGS and/or q-PCR technology and increased competition from other companies that compete with or will compete with our pre-transplant products. We then were required to perform the second step of the two-step process for the Pre-Transplant reporting unit. The second step of the analysis included allocating the calculated fair value of the reporting unit to its assets and liabilities, using a present value analysis, in order to determine an implied fair value of goodwill. Based on the Company’s analysis, the implied fair value of the goodwill was lower than the carrying value of the Pre-Transplant reporting unit. Accordingly, we recorded a goodwill impairment charge of $13.0 million on December 1, 2016.

Change in Fair Value of Contingent Consideration

We revalued the contingent consideration liability for the years ended December 31, 2016 and 2015 and recognized non-cash gains of $0.5 million and $0.1 million, respectively, within our consolidated statement of operations as a result of changes in the market value of our common stock during those periods.

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

Other Expense, Net

Other expense increased $1.7 million in 2016 compared to 2015. The increase reflects a $2.1 million expense related to a potential financing that did not eventuate. These charges were partially offset by $0.4 million of foreign currency transactions gains.

Change in Estimated Fair Value of Common Stock Warrant and Derivative Liabilities

The freestanding warrants issued in connection with the Private Placement, Subsequent Financing and warrants issued to the placement agents in connection with the Private Placement are recorded at their estimated fair value. The warrants were remeasured on December 31, 2016 and a remeasurement charge of $0.3 million was recognized.

Income Tax Benefit

In conjunction with the acquisition of acquisition of Allenex, a tax benefit of $1.6 million was recognized in 2016. This benefit primarily resulted from the expectation that amortization of the various intangible assets acquired, when completed and placed in service, is not expected to be deductible for tax purposes. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangible assets.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $268.0 million at December 31, 2017. As of December 31, 2017, we had cash and cash equivalents of $16.9 million, and $34.1 million of debt outstanding under our debt and capital lease obligations, net of debt discount, of which $15.7 million is current.

Deferred Purchase Consideration

On April 14, 2016, we acquired 98.3% of the outstanding common stock of Allenex for an aggregate purchase consideration of approximately $34.1 million which consisted of (i) $26.9 million of cash, of which $6.2 million (which represented SEK 50,620,000 as of the Allenex acquisition date), and which was recorded at its fair value of $5.7 million, was deferred purchase consideration originally payable to Midroc Invest AB, FastPartner AB and Xenella Holding AB, or the Former Majority Shareholders, by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of our common stock valued at $7.2 million. The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017. In addition, interest began accruing on our obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017 and was scheduled to continue to accrue until the date the obligations were paid in full. Of the total cash consideration, $8.0 million of cash payable to the Former Majority Shareholders was deposited into an escrow account by us and subsequently invested in us by the Former Majority Shareholders through a purchase of our equity securities in the Subsequent Financing, which was completed on June 15, 2016. Upon the completion of the Subsequent Financing, certain contingencies in the conditional share purchase agreements entered into with the Former Majority Shareholders, or the Conditional Share Purchase Agreements, were waived, and the deferred purchase consideration was due to the Former Majority Shareholders by no later than July 1, 2017. Our deferred purchase consideration obligations are secured by a pledge of shares of Allenex. We determined at the date of the acquisition that the contingencies would be waived. We intend to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex. We will do so in accordance with all applicable Swedish law, and concluded this process in March 2018. On June 8, 2016, we delisted Allenex’s common stock from Nasdaq OMX Stockholm AB.

On July 1, 2017, we entered into amendments to the Conditional Share Purchase Agreements with the Former Majority Shareholders, pursuant to which, among other things, we agreed (i) to immediately convert approximately $1.1 million of the $6.3 million deferred purchase consideration owed by us to the Former Majority Shareholders under the Conditional Share Purchase Agreements, or the Deferred Obligation, into 1,022,544 shares of our common stock at a per share price equal to $1.12; (ii) to make an immediate cash payment of $0.5 million; (iii) to extend the maturity date of a portion of the obligations, totaling approximately $2.9 million, under the Conditional Share Purchase Agreements to March 31, 2019, and (iv) that approximately $2.1 million of the Deferred Obligation would become payable on December 31, 2017, unless earlier converted into 1,791,762 shares of common stock prior to that date, of which issuance of shares is subject to approval by our stockholders.

On November 14, 2017, we entered into amendments to the Conditional Share Purchase Agreement with the Former Majority Shareholders, whereby we immediately repaid the total remaining deferred purchase consideration of $4.7 million, plus accrued interest.

Allenex Notes

On June 28, 2013, Allenex issued promissory notes, or the Allenex Notes, to FastPartner and Mohammed Al Amoudi in an aggregate amount of SEK 9,400,000 and SEK 10,600,000, approximately $1.1 million and $1.3 million, respectively. An additional SEK 2,000,000 and SEK 4,000,000 were issued to FastPartner in 2015 and 2016, totaling approximately $4.1 million, including accrued interest to be due on July 1, 2017.  On July 1, 2017, Allenex entered into new note agreements with each of FastPartner and Mohammed Al Amoudi, pursuant to which, the parties agreed to defer repayment of the amounts owed under the Allenex Notes until March 31, 2019.  Refer to Note 18 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our requirement to repay the Allenex Notes using the proceeds from the Perceptive Term Loan.

Danske Bank Term Loan

On June 25, 2013, Allenex entered into a Term Loan Facility Agreement with Danske Bank A/S, or Danske, which had an outstanding principal amount of SEK 50,000,000 (approximately $6.1 million) on December 31, 2017. A quarterly debt covenant, was violated on June 30, 2016 and September 30, 2016. We obtained waivers for these violations. We were not in compliance with certain covenants at March 31, 2017, June 30, 2017 or September 30, 2017. We obtained a waiver for these violations.  The waiver was conditional upon, among other things, us making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017.  We are not in compliance with the quarterly covenants on December 31, 2017. Refer to Note 18 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our requirement to repay the Danske Bank Term Loan Facility using the proceeds from the Perceptive Term Loan.

JGB Debt

On March 15, 2017, we completed a convertible debt financing with JGB for net proceeds of $24.0 million. The proceeds from the convertible debt facility were used to pay off our $11.2 million debt facility with East West Bank. In addition, the debt agreement requires us to maintain a minimum of $9.4 million of cash at a named financial institution.  These funds are restricted as to withdrawal and are not available to us to fund our operations or repay indebtedness.  Refer to Note 18 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our requirement to repay the JGB Debt using the proceeds from the Perceptive Term Loan.

Going Concern

As of December 31, 2017, we had cash and cash equivalents of $16.9 million and an accumulated deficit of $268.0 million.  On March 1, 2018, we entered into a binding commitment letter with Perceptive, pursuant to which Perceptive committed to provide us with a term loan of up to $35.0 million, subject to funding in two tranches. We are required to use the proceeds from the Perceptive Term Loan, in part, to repay the JGB Debt, the Allenex Notes and the Danske Bank term loan. We believe that our existing cash balance and expected revenue along with the net proceeds from our debt financing, will be sufficient to meet our anticipated cash requirements for a period of at least 12 months from the issuance of our consolidated financial statements.

We may require future additional financing to fund working capital and pay our obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or collaborations. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

Our financial statements have been prepared assuming we will continue as a going concern through twelve months from the filing date of our Annual Report on Form 10-K for the year ended December 31, 2017, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if we can no longer continue as a going concern.

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,307)	$(16,523)	$(9,752)
Investing activities	(6,164)	(21,117)	(1,199)
Financing activities	20,004	24,927	4,408
Effect of exchange rate on cash and cash equivalents	104	83	—
Net decrease in cash and cash equivalents	$(363)	$(12,630)	$(6,543)

Cash Flows from Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for certain non-cash items in the statements of operations and changes in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2017 was $14.3 million. Our net loss of $55.5 million was our primary use of cash in operating activities and included a number of noncash items, including: a $29.6 million loss on the revaluation of warrants and derivative liabilities to estimated fair value, $3.8 million of depreciation and amortization, a $3.5 million amortization of debt discount and noncash interest expense, $2.0 million of goodwill impairment, and a $1.2 million loss related to the revaluation of the contingent consideration. Net operating assets and liabilities decreased by $1.1 million.

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

Net cash used in operating activities for the year ended December 31, 2015 was $9.8 million. Our net loss of $13.7 million included $2.1 million of net non-cash expenses. These net noncash expenses included stock-based compensation expense of $1.3 million, depreciation and amortization expense of $0.8 million and $0.2 million for the amortization of debt issuance costs associated with new debt, and a loss on extinguishment from previous debt. These non-cash expenses were partially offset by a non-cash revaluation gain of $0.1 million on a contingent consideration liability related to our acquisition of IMX, in June 2014. This revaluation gain was driven by a decrease in our stock price.

Cash Flows from Investing Activities

For the year ended December 31, 2017, net cash used in investing activities was $6.2 million, which was primarily due to the $5.4 million repayment of the deferred purchase obligation related to the Allenex acquisition and $0.5 million related to the acquisition of the assets of Conexio.

For the year ended December 31, 2016, net cash used in investing activities was $21.1 million, which was mainly the cash paid to acquire Allenex of $20.6 million, net of cash acquired of $0.6 million.

For the year ended December 31, 2015, net cash used in investing activities was $1.2 million for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $20.0 million, which primarily reflected the proceeds from the 2017 Public Offering of $18.3 million, the JGB debt proceeds of $24.0 million and $1.0 million related to the exercise of warrants. These amounts were offset by $12.8 million of East West Bank extinguishments, $1.5 million principal payments on Danske debt, $0.1 million of capital lease obligations and the restriction of $9.4 million of cash related to our JGB debt.

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

Contractual Obligations

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

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

Foreign Operations

The accompanying balance sheets contain certain recorded assets and liabilities in foreign countries, primarily Sweden, Australia and Austria. Although these countries are considered economically stable and we have experienced no notable burden from foreign exchange transactions, export duties or government regulations, unanticipated events in foreign countries could have a material adverse effect on our operations.

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

In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) -Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential effects of this ASU on our consolidated financial statements.

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

The guidance may be applied (i) retrospectively to each prior period presented, or (ii) retrospectively with the cumulative effect recognized as of the date of adoption. We have selected the modified retrospective approach with the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  We have substantially completed an evaluation of the impact of adopting this guidance will have on our consolidated financial statements and disclosures. We currently anticipate that we will record a cumulative adjustment to retained earnings and accounts receivable of approximately $2.0 million to $3.0 million, as of January 1, 2018 to reflect the adoption of Topic 606. The adjustment is primarily related to the change in revenue recognition for cash basis tests which will be recognized when the results have been delivered as opposed to in the period in which cash is received. The adoption of ASU 2014-09 will create additional disclosures for us.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in practice with respect to the presentation of certain cash flows. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective. We do not expect the adoption of ASU 2016-15 to have a material impact on its condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019. We adopted ASU No. 2017-04 on January 1, 2017 on a prospective basis.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05.  ASU 2017-05 clarifies the scope of derecognition of assets, defines in substance nonfinancial asset, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers.  ASU 2017-05 will become effective for all interim and annual reporting periods beginning after December 15, 2018 and may be adopted using a full retrospective or a modified retrospective approach.  We are required to adopt the amendments in ASU 2017-05 at the same time it adopts the amendments in ASU 2014-09.  We do not expect the adoption of ASU 2017-05 to have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, or ASU 2017-09.  The amendments provide guidance about how to account for changes to terms or conditions of a share-based payment award required under modification accounting.  ASU 2017-09 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted.  Any updates will be applied prospectively.  We do not currently have modifications of share based payments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our pre-transplant business has operations in Sweden, Austria, Australia and sells to countries throughout the world.  As a result, we are subject to significant foreign currency exposures, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in Euro, Swedish Krona, Australian dollars and U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Euro, Swedish Krona and the Australian dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2017 would have negatively impacted our annual financial results by $1.0 million and our product revenue by $1.0 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business, including interest rate risk. We had cash and cash equivalents of $16.9 million and $17.3 million at December 31, 2017 and 2016, respectively, which consisted of bank deposits and money market funds. Additionally, we had debt of $34.1 million as of December 31, 2017, of which $6.8 million was subject to variable interest rates.

Such variable interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of less than $0.1 million on our consolidated financial statements.

CareDx, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of CareDx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CareDx, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Redwood City, California

March 22, 2018

CareDx, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$16,895	$17,258
Accounts receivable	2,991	2,768
Inventory	5,529	5,461
Prepaid and other assets	1,352	1,186
Total current assets	26,767	26,673
Property and equipment, net	2,075	2,931
Intangible assets, net	33,139	33,124
Goodwill	12,005	13,839
Restricted cash	9,579	143
Other noncurrent assets	—	20
Total assets	$83,565	$76,730
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$3,391	$3,065
Accrued payroll liabilities	5,013	3,851
Accrued and other liabilities	3,735	5,320
Accrued royalties	-	263
Deferred revenue	39	42
Deferred purchase consideration	407	5,445
Derivative liability	14,600	—
Current portion of long-term debt	15,721	22,846
Total current liabilities	42,906	40,832
Deferred rent, net of current portion	913	1,301
Deferred revenue, net of current portion	730	759
Deferred tax liability	4,933	6,057
Long-term debt, net of current portion	18,338	1,098
Contingent consideration	1,672	492
Common stock warrant liability	18,712	5,208
Other liabilities	1,315	1,222
Total liabilities	89,519	56,969
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and 2016; 28,825,019 and 21,278,373 shares issued and outstanding at December 31, 2017 and 2016, respectively	29	21
Additional paid-in capital	264,204	235,673
Accumulated other comprehensive loss	(2,345)	(3,659)
Accumulated deficit	(268,022)	(212,553)
Total CareDx, Inc. stockholders’ (deficit) equity	(6,134)	19,482
Noncontrolling interest	180	279
Total stockholders’ (deficit) equity	(5,954)	19,761
Total liabilities and stockholders’ (deficit) equity	$83,565	$76,730

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Testing revenue	$33,106	$29,680	$27,881
Product revenue	14,634	10,715	—
Collaboration and license revenue	584	236	263
Total revenue	48,324	40,631	28,144
Operating expenses:
Cost of testing	12,345	10,882	10,273
Cost of product	9,026	10,240	—
Research and development	12,388	12,385	9,333
Sales and marketing	12,808	11,166	8,349
General and administrative	18,913	20,725	12,247
Goodwill impairment	1,958	13,021	—
Change in estimated fair value of contingent consideration	1,180	(456)	(126)
Total operating expenses	68,618	77,963	40,076
Loss from operations	(20,294)	(37,332)	(11,932)
Interest expense, net	(5,863)	(1,860)	(1,587)
Other expense, net	(1,490)	(1,920)	(188)
Change in estimated fair value of common stock warrant and derivative liabilities	(29,622)	(250)	—
Loss before income taxes	(57,269)	(41,362)	(13,707)
Income tax benefit	1,709	1,606	—
Net loss	(55,560)	(39,756)	(13,707)
Net loss attributable to noncontrolling interest	(91)	(287)	—
Net loss attributable to CareDx, Inc.	$(55,469)	$(39,469)	$(13,707)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(2.38)	$(2.39)	$(1.16)
Diluted	$(2.38)	$(2.39)	$(1.16)
Weighted average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	23,332,503	16,496,911	11,860,885
Diluted	23,332,503	16,496,911	11,860,885

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(55,560)	$(39,756)	$(13,707)
Other comprehensive loss:
Foreign currency translation adjustments	1,306	(3,727)	—
Net Comprehensive loss	(54,254)	(43,483)	(13,707)
Comprehensive loss attributable to noncontrolling interest, net of tax	(99)	(355)	—
Comprehensive loss attributable to CareDx, Inc.	$(54,155)	$(43,128)	$(13,707)

The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(In thousands, except share data)

						Accumulated			Total
	Convertible				Additional	Other			Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
Balance at December 31, 2014	—	—	11,803,970	12	200,661	—	(159,377)	—	41,296
Issuance of common stock for Board of Director services	—	—	38,121	—	223	—	—	—	223
Issuance of common stock for cash upon exercise of stock options	—	—	23,576	—	46	—	—	—	46
Issuance of common stock under equity incentive plans	—	—	36,696	—	203	—	—	—	203
Employee and non-employee share-based compensation expense	—	—	—	—	1,343	—	—	—	1,343
Issuance of warrants to purchase common stock in exchange for debt financing	—	—	—	—	90	—	—	—	90
Net loss	—	—	—	—	—	—	(13,707)	—	(13,707)
Balance at December 31, 2015	—	—	11,902,363	12	202,566	—	(173,084)	—	29,494
Issuance of common stock in connection with business acquisition	—	—	1,375,029	1	7,204	—	—	—	7,205
Issuance of preferred stock through private placement and subsequent financing	4,630,145	5	—	—	13,064	—	—	—	13,064
Conversion of convertible private placement and subsequent financing preferred stock to common stock	(4,630,145)	(5)	4,630,145	5	—	—	—	—	5
Issuance of common stock through private placement and subsequent financing	—	—	926,029	1	2,595	—	—	—	2,596
Issuance of common stock through public offering	—	—	2,283,392	2	7,923	—	—	—	7,925
Issuance of common stock under equity incentive plans	—	—	93,806	—	304	—	—	—	304
Issuance of common stock for Board of Director services	—	—	61,921	—	304	—	—	—	304
Issuance of common stock for cash upon exercise of stock options	—	—	5,688	—	19	—	—	—	19
Employee and non-employee share-based compensation expense	—	—	—	—	1,694	—	—	—	1,694
Noncontrolling interest upon acquisition	—	—	—	—	—	—	—	634	634
Components of other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(3,659)	—	(68)	(3,727)
Net loss	—	—	—	—	—	—	(39,469)	(287)	(39,756)
Balance at December 31, 2016	—	$—	21,278,373	$21	$235,673	$(3,659)	$(212,553)	$279	$19,761
Issuance of common stock in connection with public offering	—	—	4,992,840	6	18,323	—	—	—	18,329
Issuance of common stock in connection with business acquisition	—	—	1,022,544	2	1,144	—	—	—	1,146
Conversion of convertible debt to common stock	—	—	288,022	—	1,676	—	—	—	1,676
Issuance of common stock under employee benefit plans	—	—	166,067	—	94	—	—	—	94
Issuance of common stock for Board of Director services	—	—	115,948	—	245	—	—	—	245
Issuance of common stock for cash upon exercise of stock options	—	—	70,809	—	262	—	—	—	262
Issuance of common stock for cash upon exercise of warrants	—	—	890,416	—	989	—	—	—	989
Issuance of common stock upon exercise of warrants	—	—	—	—	4,306	—	—	—	4,306
Employee and non-employee share-based compensation expense	—	—	—	—	1,492	—	—	—	1,492
Components of other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	1,314		(8)	1,306
Net loss	—	—	—	—	—	—	(55,469)	(91)	(55,560)
Total comprehensive loss	—	—	—	—	—	—	—	—	(54,254)
Balance at December 31, 2017	—	—	28,825,019	$29	$264,204	$(2,345)	$(268,022)	$180	$(5,954)

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(55,560)	$(39,756)	$(13,707)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,759	2,920	796
Amortization of inventory fair market value adjustment	418	4,175	—
Loss (gain) on disposal of property and equipment	10	—	(2)
Stock-based compensation	1,744	1,998	1,341
Amortization of deferred revenue	(32)	(45)	(130)
Revaluation of warrants and derivative liabilities to estimated fair value	29,622	250	—
Revaluation of contingent consideration to estimated fair value	1,180	(456)	(126)
Amortization of debt discount and noncash interest expense	3,452	(101)	247
Non-cash goodwill impairment	1,958	13,021	—
Loss on conversion of debt to equity	274	—	—
Changes in operating assets and liabilities:
Accounts receivable	(109)	1,047	320
Inventory	1,025	492	(80)
Prepaid and other assets	(84)	999	(823)
Accounts payable	292	(620)	489
Accrued payroll liabilities	1,065	977	682
Accrued royalties	(263)	21	1
Accrued and other liabilities	(970)	(105)	1,240
Change in deferred taxes	(2,088)	(1,340)	—
Net cash used in operating activities	(14,307)	(16,523)	(9,752)
Investing activities:
Purchase of property and equipment	(186)	(549)	(1,199)
Acquisition of Allenex AB, net of cash acquired	(5,404)	(20,568)	—
Acquisition of assets of Conexio Genomics Pty Ltd.	(515)	—	—
Restricted cash on operating leases	(59)	—	—
Net cash used in investing activities	(6,164)	(21,117)	(1,199)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	18,328	7,926	—
Proceeds from debt, net of issuance costs	24,002	—	15,625
Principal payments on debt and capital lease obligations	(14,359)	(3,944)	(11,466)
Restricted cash collateral for debt	(9,375)	—	—
Proceeds from private placement and subsequent financing, net of issuance costs	—	20,622	—
Proceeds from exercise of warrants	989	—	—
Proceeds from exercise of stock options	262	19	46
Proceeds from issuances of common stock under equity incentive plans	94	304	203
Change in bank overdraft obligation	63	—	—
Net cash provided by financing activities	20,004	24,927	4,408

Effect of exchange rate changes on cash and cash equivalents	104	83	—
Net decrease in cash and cash equivalents	(363)	(12,630)	(6,543)
Cash and cash equivalents at beginning of period	17,258	29,888	36,431
Cash and cash equivalents at end of period	$16,895	$17,258	$29,888
Supplemental disclosures of cash information
Cash paid for interest	$3,270	$867	$1,364
Supplemental disclosures of noncash investing and financing activities
Shares issued in lieu of cash payment	$1,145	$—	$—
Deferred purchase consideration	$—	5,700	$—
Accrued interest capitalized to debt principal	$984	$—	$—
Property and equipment purchased under capital leases	$—	$—	$25
Common stock issued for acquisition	$—	$7,205	$—
Debt assumed as part of acquisition	$—	$13,421	$—
Conversion of convertible private placement and subsequent financing preferred stock to common stock	$—	$13,064	$—
Common stock warrants issued upon debt financing	$—	$—	$90

The accompanying notes are an integral part of these financial statements.

CareDx, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CareDx, Inc. (“CareDx” or the “Company”) together with its subsidiaries, is a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum. The Company focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients. In post-transplant diagnostics, the Company offers AlloMap, which is a heart transplant molecular test and in October 2017 launched AlloSure, which is a donor-derived cell free DNA (“dd-cfDNA”) test initially used for kidney transplant patients. In pre-transplant diagnostics, the Company offers high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.

AlloMap is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate to severe acute cellular rejection.  Since 2008, the Company has sought to expand the adoption and utilization of its AlloMap solution through ongoing studies to substantiate the clinical utility and actionability; secure positive reimbursement decisions from large private and public payers, develop and enhance its relationships with key members of the transplant community, including opinion leaders at major transplant centers; and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance.  The Company believes the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant.  In particular, the Company believes AlloMap can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants.  AlloMap has received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for marketing and sales as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection.  A 510(k) submission is a premarketing submission made to the FDA.  Clearance may be granted by the FDA if it finds the device or test provides satisfactory evidence pertaining to the claimed intended uses and indications for the device or test.

On October 9, 2017, the Company commercially launched AlloSure, its proprietary next-generation sequencing-based test to measure dd-cfDNA after transplantation.  The Company believes the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, the Company believes AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.

With the acquisition of CareDx International AB, formerly Allenex AB, or Allenex, on April 14, 2016, the Company develops, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP is used to type Human Leukocyte Antigen, or HLA alleles based on sequence-specific primer, or SSP technology.  With the acquisition of the business assets of Conexio Genomics Pty Ltd, or Conexio on January 20, 2017, the Company now offers a complete product range for sequence-based typing, or SBT, of HLA alleles. Olerup SBT is a test kit for sequence based HLA typing, while Assign SBTTM is the companion software for sequence analysis. In 2014, Allenex began active development of a new HLA typing product, Olerup QTYPE, which uses real-time polymerase chain reaction or PCR methodology.  QTYPE was commercially launched at the end of September 2016.  The Company also offers XM-ONE®, a standardized test that identifies a patient’s antigens against HLA Class I or Class II, as well as antibodies against a donor’s endothelium. This cross-match test is primarily used prior to kidney transplants.

The Company’s headquarters are in Brisbane, California; its primary operations are in Brisbane, U.S. and Stockholm, Sweden; and it operates in two reportable segments.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $268.0 million at December 31, 2017.  As of December 31, 2017, the Company had cash and cash equivalents of $16.9 million, and $34.1 million of debt outstanding under its debt obligations, net of debt discount, of which $15.7 million is current.

In March 2017, the Company received net proceeds of $24.0 million in connection with the issuance of a debt (the “JGB Debt”) obligation to JGB Collateral LLC and certain of its affiliates or JGB of which $11.2 million was used to repay the Company’s outstanding debt obligations to East West Bank.  In addition, the debt agreement requires the Company to maintain a minimum of $9.4 million of cash at a named financial institution.  These funds are restricted as to withdrawal and are not available to the Company to fund its operations or repay indebtedness.  In accordance with the Company’s convertible debt financing agreements, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) registering for resale the shares underlying the securities issued or issuable to JGB in the financing.

A quarterly debt covenant in the Company’s Term Loan Facility Agreement (the “Term Loan Facility”) with Danske Bank A/S (“Danske”) was violated on June 30, 2016 and September 30, 2016. The Company obtained waivers for these violations.  The Company was in compliance with all debt covenants at December 31, 2016.  Due to liquidity concerns, the Danske debt was classified as a current liability in the consolidated balance sheet as of December 31, 2016.The Company was not in compliance with certain covenants at March 31, 2017, June 30, 2017, and September 30, 2017.  The Company obtained a waiver for these violations, which was conditional upon, among other things, the Company making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017.  The Company was not in compliance with certain covenants at December 31, 2017.

In connection with the acquisition of Allenex, the Company entered into Conditional Share Purchase Agreements with each of Midroc Invest AB, FastPartner AB (“FastPartner”) and Xenella Holding AB, the former majority shareholders of Allenex (collectively, the “Former Majority Shareholders”), on December 16, 2015, as amended (the “Conditional Share Purchase Agreements”).  Pursuant to the Conditional Share Purchase Agreements, as of June 30, 2017, the Company owed deferred purchase consideration to the Former Majority Shareholders of approximately $6.3 million, including accrued interest, which was due on July 1, 2017.  On July 1, 2017, the Company entered into amendments to the Conditional Share Purchase Agreements with the Former Majority Shareholders, pursuant to which, among other things, (i) required the Company to immediately convert approximately $1.1 million of the $6.3 million deferred purchase consideration owed by the Company to the Former Majority Shareholders under the Conditional Share Purchase Agreements (the “Deferred Obligation”) into 1,022,544 shares of the Company’s common stock at a per share price of $1.12; (ii) required that the Company make an immediate cash repayment of $0.5 million; (iii) extended the maturity date of a portion of the obligations, totaling approximately $2.9 million to March 31, 2019; and (iv) provided that approximately $2.1 million of the Deferred Obligation would become payable on December 31, 2017, unless earlier converted into 1,791,763 shares of common stock, which issuance of shares was subject to approval by the Company’s stockholders.

On November 14, 2017, the Company further amended the Conditional Share Purchase Agreements and paid the total remaining Deferred Obligation of $4.7 million, plus accrued interest, immediately.

Promissory notes issued by Allenex to FastPartner and Mohammed Al Amoudi in an aggregate amount of approximately $4.1 million, including accrued interest (the “Allenex Notes”), were due on July 1, 2017.  On July 1, 2017, Allenex entered into new note agreements with each of FastPartner and Mohammed Al Amoudi, pursuant to which the parties agreed to defer repayment of the amounts owed under the Allenex Notes until March 31, 2019.

  On March 1, 2018, the Company entered into a binding commitment letter with Perceptive Credit Holdings II, LP (“Perceptive”), pursuant to which Perceptive committed to provide the Company with a term loan of up to $35.0 million, subject to funding in two tranches.  The Company is required to use the proceeds from the Perceptive term loan, in part, to repay the JGB Debt, the Allenex Notes and the Danske Bank Term Loan.  The Company believes that its net proceeds from the proposed refinancing, as well as its existing cash balance and expected revenues, will be sufficient to meet its anticipated cash requirements for at least the next 12 months.

The Company may require additional financing to fund working capital and pay its obligations as they come due. Additional financing might include one or more offerings and one or more of a combination of equity securities, debt arrangements or collaborations.  However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries.  Intercompany transactions have been eliminated.  As of December 31, 2017, the Company owns less than 100% of the shares of Allenex, the Company records net loss attributable to noncontrolling interest in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes.  On an ongoing basis, management evaluates its estimates, including those related to (i) revenue recognition; (ii) the differences between amounts billed and estimated receipts from payers; (iii) the determination of the accruals for clinical studies; (iv) the determination of refunds to be requested by third-party payers; (v) the fair value of assets and liabilities, including from acquisitions; (vi) inventory valuation; (vii) the valuation of warrants, Series A Preferred, and common stock issued in the Private Placement and Subsequent Financing (as described in Note 11); (viii) the fair value of contingent consideration in a business acquisition; (ix) the fair value of embedded derivatives; (x) measurement of stock-based compensation expense; (xi) the determination of the valuation allowance and estimated tax benefit associated with deferred tax assets and net deferred tax liability; (xii) any impairment of long-lived assets, including in-process technology and goodwill; and (xiii) legal contingencies. Actual results could differ from those estimates.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and accounts receivable.  The Company’s policy is to invest its cash and cash equivalents in money market funds, obligations of U.S. government agencies and government-sponsored entities, commercial paper and various bank deposit accounts.  These financial instruments were held in Company accounts at eight financial institutions.  The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing.  The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets that may be in excess of insured limits.

The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloMap and AlloSure tests provided for patients located in the U.S. and billed to various third-party payers, and from sales of pre-transplant products to distributors, strategic partners and end customers in Europe, the Middle East, and Africa, the U.S., Latin America and other geographic regions.  The Company has not experienced any significant credit losses and does not generally require collateral on receivables.  For the years ended December 31, 2017, 2016 and 2015, approximately 27%, 44% and 50%, respectively, of testing revenue was billed to Medicare.  No other payers represented more than 10% of testing revenue for these periods and no payers represented more than 10% of product revenue for the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, approximately 16% and 27%, respectively, of accounts receivable was due from Medicare.  No other payer represented more than 10% of accounts receivable at either December 31, 2017 or 2016.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase.  Cash equivalents consist primarily of amounts invested in money market funds.

Restricted Cash

Under the Company’s convertible debt financing agreements with JGB, the Company is required to maintain restricted cash of $9.4 million.  These funds are restricted as to withdrawal and are not available to the Company to fund its operations or repay indebtedness.  Under lease agreements for certain facilities and an agreement with the State of Florida Medicaid, the Company must maintain letters of credit, minimum collateral requirements and a surety bond.  These agreements are collateralized by cash.

The cash used to support these arrangements is classified as long-term restricted cash on the accompanying balance sheets.

Inventory

Inventory is finished goods, work in progress, and raw materials and consists of reagent plates, testing devices, laboratory supplies, reagents and finished goods kits.  Inventories are used in connection with tests performed, and kits produced and may also be used for research and product development efforts.  Laboratory supplies subsequently designated for research and product development use are expensed.  Obsolete or damaged inventories are written off and excluded from the physical inventory.  Inventories at the Company’s Stockholm, Sweden, and Fremantle, Australia locations are stated at the lower of purchased cost, determined on an average cost basis, or net realizable value.  Inventories at the Company’s other locations are stated at the lower of actual purchased cost, determined on a first-in, first-out basis, or net realizable value.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful life is generally three years for laboratory, computer and office equipment, and seven years for furniture and fixtures.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. If an impairment exists, the Company measures the impairment based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows.  The Company has not identified any such impairment losses to date.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired, less liabilities assumed.  Goodwill is not subject to amortization, but is tested for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

The Company has determined that it operates in two reportable segments associated with the delivery of post-transplant diagnostic tests and the development and commercialization of pre-transplant diagnostic products.  The reporting unit’s carrying value is compared to its fair value.  The estimated fair values of the reporting units are determined using either the market approach, income approach or a combination of the market and income approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its estimated fair value.  The income approach uses expected future operating results and failure to achieve these expected results may cause a future impairment of goodwill in that reporting unit.  The Company tested its goodwill for impairment as of December 1, 2016, and determined that the fair value of the Pre-Transplant reporting unit was lower than its carrying value, resulting in a goodwill impairment charge of $13.0 million for the period ended December 31, 2016.  The Company conducted a goodwill impairment test as of March 31, 2017 and identified an impairment of $2.0 million related to the goodwill recorded in its pre-transplant reportable segment.  In connection with our annual goodwill assessment on December 1, 2017, we performed a qualitative assessment and determined that it is not likely that the fair value of the Post-Transplant reporting unit is less than the carrying value and therefore a quantitative test to assess potential goodwill was not necessary.  See Note 6 for additional discussion regarding the impairment charge recorded.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and it takes into consideration the assumptions that market participants would use when pricing the asset or liability.  The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability requires management to make judgments and to consider specific characteristics of that asset or liability.

The carrying amounts of certain financial instruments of the Company, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.  The carrying amounts of the convertible preferred stock warrant liability and contingent consideration liability also represents their fair values.

Common Stock Warrant Liability and Derivative Liabilities

On April 14, 2016 and June 15, 2016, the Company completed the Private Placement and Subsequent Financing, respectively (as described in Note 11), which included the issuance of freestanding warrants to certain accredited investors and placement agents to purchase shares of the Company’s common stock.

The freestanding warrants are contingently redeemable and are classified as liabilities on the consolidated balance sheet and recorded at their estimated fair value.  The warrants are remeasured at each balance sheet date with changes recorded in change in estimated fair value of common stock warrant and derivative liabilities on the consolidated statements of operations.

On March 15, 2017, the Company entered into a Securities Purchase Agreement with JGB, pursuant to which the Company issued Senior Secured Debentures (the “JGB Debt”) and warrants (the “JGB Warrants”) (as described in Note 11).  The Company determined that the debentures and the warrants were free standing instruments. The terms of the warrants include price-based anti-dilution adjustment provisions, which preclude the Company from classifying the warrants in equity.  As such, the warrants are classified as liabilities on the consolidated balance sheet.  The full fair value of the warrants was allocated on day one to the common stock warrant liability and the residual value, after allocation of the fair value of the derivative liability discussed below, was ascribed to the debentures.  The debentures are classified as liabilities on the consolidated balance sheet and include certain embedded derivatives that required bifurcation, including settlement and penalty provisions.  The warrants and embedded derivative are remeasured at each reporting period with changes recorded in change in estimated fair value of common stock warrant and derivative liabilities on the consolidated statements of operations.

Testing Revenue

The Company recognizes revenues for tests delivered when the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

For testing revenue, the first criterion is satisfied when a third-party payer makes a coverage decision or enters into a contractual arrangement with the Company for the test.  The second criterion is satisfied when the Company performs the test and delivers the test result to the ordering physician.  The third criterion is satisfied if the third-party payer’s coverage decision or reimbursement contract specifies a price for the test.  The fourth criterion is satisfied based on management’s judgments regarding the collectability of the fees charged under the arrangement. Such judgments include review of past payment history.  AlloMap and AlloSure testing may be considered investigational by some payers and not covered under their reimbursement policies.  Others may cover the test, but not pay a set or determinable amount.  As a result, in the absence of a reimbursement agreement or sufficient payment history, collectability cannot reasonably be assured so revenue is not recognized at the time the test is delivered.

If all criteria set forth above are met, revenue is recognized on an accrual basis in the period the test is performed.  When the first, third or fourth criteria are not met but third-party payers make a payment to the Company for the tests performed, the Company recognizes revenue on a cash basis in the period in which the payment is received.

Revenue for tests performed is recognized on the accrual basis net of adjustments for differences between amounts billed and the estimated receipts from payers.  The amount the Company expects to collect may be lower than the agreed upon amount due to several factors, such as the amount of patient co-payments, the existence of secondary payers and claim denials. Estimated receipts are based upon historical payment practices of payers.  Differences between estimated and actual cash receipts are recorded as an adjustment to revenue.  These adjustments have been immaterial to date.

Taxes assessed by governmental authorities on revenue, including sales and value added taxes, are excluded from revenue in the statements of operations.

Product Revenue

Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when (i) persuasive evidence of an arrangement exists, (ii) the product is complete and tested and has been shipped or delivered, as required to transfer title and risk of loss, (iii) the sales price is fixed and determinable, (iv) collection of the resulting receivable is reasonably assured, (v) there are no material contingencies and (vi) the Company does not have significant obligations for future performance.  When collectability of the receivable is not reasonably assured, the Company defers the revenue until the cash is received.  Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any discounts given to the buyer.

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

The Company recognizes contingent consideration received from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  The Company believes this approach is consistent with the substance of its performance under its various license and collaboration agreements.  The Company did not recognize any revenue connected with milestones during the years ended December 31, 2017, 2016 or 2015.

Cost of Testing

Cost of testing reflects the aggregate costs incurred in delivering the Company’s AlloMap and AlloSure test results to clinicians.  The components of cost of testing are materials and service costs, direct labor costs, stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties.  Costs associated with performing tests (except royalties) are recorded as the test is processed regardless of whether and when the testing revenue is recognized with respect to that test.  As a result, the Company’s cost of testing as a percentage of revenue may vary significantly from period to period because the Company does not recognize all revenue in the period in which the associated costs are incurred. Royalties for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in the cost of testing at the time the test revenues are recognized.

Cost of Product

Cost of product reflects the aggregate costs incurred in delivering the Company’s products to customers.  The components of cost of product are materials costs, manufacturing and kit assembly costs, direct labor costs, equipment and infrastructure expenses associated with preparing kitted products for shipment, shipping, and allocated overhead including rent, information technology, equipment depreciation and utilities.  Cost of product also includes amortization of acquired developed technology and adjustments to inventory values, including write-downs of impaired, slow moving or obsolete inventory.

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

In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under FASB ASC, Topic 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date.  The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.

Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Research and Development Expenses

Research and development expenses represent costs incurred to develop new surveillance solutions as well as continued development of the Company’s existing solutions.  These expenses include payroll and related expenses, consulting expenses, laboratory supplies, and certain allocated expenses as well as amounts incurred under certain collaboration and license agreements.  Research and development costs are expensed as incurred.  The Company records accruals for estimated study costs are comprised of work performed by contract research organizations under contract terms.

Advertising Expenses

All advertising costs are expensed as incurred.  Advertising expenses were insignificant during all the periods presented.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency for each entity, including the Swedish Krona, Australian dollar and the Euro.  The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  The resulting cumulative translation adjustments are reported in other comprehensive loss.  Foreign currency translation gains and losses on revenue and expenses are recognized in current operations.

Comprehensive Loss

Comprehensive loss consists of net loss and other losses affecting stockholders’ (deficit) equity that, under U.S. GAAP, are excluded from net income or loss.  For the Company, such items consist of foreign currency losses on the translation of foreign assets and liabilities.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet.  The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis.  This guidance will be effective for the Company in fiscal year 2019 and must be adopted using a modified retrospective transition approach.  Early adoption is permitted.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  The Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis, and has elected to continue to account for forfeitures on an estimated basis.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  These amendments provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers.  The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; the treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property.  The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes technical corrections and improvements to the new revenue standard.  These ASUs will be effective for the Company in the first quarter of fiscal year 2018.

The guidance may be applied (i) retrospectively to each prior period presented or (ii) retrospectively with the cumulative effect recognized as of the date of adoption.  The Company has selected the modified retrospective approach with the cumulative effect recorded in the period of initial application for the adoption of this standard.  We have substantially completed an evaluation of the impact of adopting this guidance will have on our consolidated financial statements and disclosures. The Company anticipates that it will record a cumulative adjustment to retained earnings and accounts receivable of approximately $2.0 million to $3.0 million, as of January 1, 2018 to reflect the adoption of ASC Topic 606. The adjustment is primarily related to the change in revenue recognition for cash basis tests which will be recognized when the results have been delivered as opposed to in the period in which cash is received. The adoption of ASU 2014-09 will also result in additional disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to reduce the diversity in practice with respect to the presentation of certain cash flows.  The ASU is effective for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is retrospective.  The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of ASU 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2017-01 on a prospective basis and the adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements. In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  This guidance eliminates Step 2 from the goodwill impairment test.  Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019.  ASU 2017-04 is effective for all interim and annual reporting periods beginning after December 15, 2019.  The Company adopted ASU No. 2017-04 on January 1, 2017 on a prospective basis.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  ASU 2017-05 clarifies the scope of derecognition of assets, defines in substance nonfinancial asset, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers.  ASU 2017-05 will become effective for all interim and annual reporting periods beginning after December 15, 2018 and may be adopted using a full retrospective or a modified retrospective approach.  The Company is required to adopt the amendments in ASU 2017-05 at the same time it adopts the amendments in ASU 2014-09.  The Company does not expect the adoption of ASU 2017-05 to have a material impact on its consolidated financial statements.

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

3. NET LOSS PER SHARE

Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents as their effect would have been antidilutive.

For the years ended December 31, 2017, 2016 and 2015, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(55,469)	$(39,469)	$(13,707)
Net loss attributable to CareDx, Inc. used to compute diluted net loss per share	$(55,469)	$(39,469)	$(13,707)
Denominator:
Weighted-average shares used to compute basic net loss per share attributable to CareDx, Inc.	23,332,503	16,496,911	11,860,885
Weighted-average shares used to compute diluted net loss per share attributable to CareDx, Inc.	23,332,503	16,496,911	11,860,885
Net loss per share attributable to CareDx, Inc.:
Basic	$(2.38)	$(2.39)	$(1.16)
Diluted	$(2.38)	$(2.39)	$(1.16)

The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive:

	Year Ended December 31,
	2017	2016	2015
Shares of common stock subject to outstanding options	1,941,472	1,757,309	1,577,317
Shares of common stock subject to outstanding common stock warrants	3,678,957	3,259,926	301,069
Shares of common stock subject to convertible notes	6,127,021	—	—
Shares of common stock subject to contingent consideration	227,845	227,845	227,845
Restricted stock units	436,176	306,245	106,200
Total common stock equivalents	12,411,471	5,551,325	2,212,431

The Company issued 4,630,145 shares of preferred stock pursuant to the Private Placement and Subsequent Financing (as described in Note 11), which were completed on April 14, 2016 and June 15, 2016, respectively.  All of the preferred stock was converted to common stock upon receipt of the approval of the Private Placement by the Company’s stockholders (the “Requisite Stockholder Approval”) on June 16, 2016.  As of December 31, 2017, there was no preferred stock outstanding.  On September 26, 2016, the Company completed the Public Offering (the “2016 Public Offering”), pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock.  On October 4, 2017, the Company completed an underwritten public offering (the “2017 Public Offering”), pursuant to which the Company issued and sold an aggregate of 4,992,840 shares.

4. FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value except for its debt, which is recorded at amortized cost.  The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.  The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level 1: Inputs that include quoted prices in active markets for identical assets and liabilities.
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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis, as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$13,097	$—	$—	$13,097
Liabilities
Contingent consideration	$—	$—	$1,672	$1,672
Common stock warrant liability	—	—	18,712	$18,712
Derivative Liability	—	—	14,600	14,600
Total liabilities	$—	$—	$34,984	$34,984

	December 31, 2016
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$14,497	$—	$—	$14,497
Liabilities
Contingent consideration	$—	$—	$492	$492
Warrants to purchase common stock	—	—	5,208	5,208
Total liabilities	$—	$—	$5,700	$5,700

The following table presents the issuances, changes in fair value and classifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Common Stock Warrant Liability	Derivative Liability	Total
Balance as of December 31, 2015	$948	$—	$—	$948
Warrants issued in conjunction with Private Placement and Subsequent Financing on April 14, 2016 and June 15, 2016, respectively, and Placement Agent Warrants	—	4,958	—	4,958
Change in estimated fair value	(456)	250		(206)
Balance as of December 31, 2016	492	5,208	—	5,700
Issuance of JGB Debt and warrants	—	900	2,290	3,190
Exercise of warrants	—	(4,306)	—	(4,306)
Conversion of JGB Debt	—	—	(402)	(402)
Change in estimated fair value	1,180	16,910	12,712	30,802
Balance as of December 31, 2017	$1,672	$18,712	$14,600	$34,984

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•	Money market funds—Investments in money market funds are classified within Level 1. At December 31, 2017 and 2016, money market funds were included on the balance sheets in cash and cash equivalents.
•

Contingent consideration—As of December 31, 2017, 2016 and 2015, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of ImmuMetrix, Inc. (“IMX”) in conjunction with the Company’s acquisition of IMX in June 2014.  The issuance will occur if the Company completes 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020 (the “IMX Milestone”).  The Company recorded its estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration.  The fair value of the contingent consideration was estimated using the fair value of the shares to be paid if the contingency is met multiplied by management’s estimate at December 31, 2017 and 2016 of the probability of success.  The significant input in the Level 3 measurement not supported by market activity is the Company’s probability assessment of the IMX Milestone being met.  The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded to a component of operating expenses item captioned “change in estimated fair value of contingent consideration” until the IMX Milestone contingency is paid, expires or is no longer achievable. Increases (decreases) in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability.  The carrying amount of the contingent consideration liability represents its fair value.

The fair value of the contingent consideration increased by $1.2 million in the twelve month period ended December 31, 2017, as a result of the increase in the Company’s common stock price during the period, and management’s estimate of the probability of meeting the IMX Milestone increasing to 100% at December 31, 2017 from 80% at December 31, 2016.

•

Common stock warrant liability—As of December 31, 2017, the Company had warrants to purchase 2,076,007 shares of common stock outstanding that it issued to certain accredited investors and its placement agents following the closing of the Private Placement on April 14, 2016 and Subsequent Financing on June 15, 2016 (as described in Note 11).  In addition, as of December 31, 2017, the Company had warrants to purchase 1,338,326 shares of common stock outstanding that it issued to JGB related to the convertible debt agreement on March 15, 2017 (as described in Note 10). The common stock warrants are classified as liabilities within Level 3.  The Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved a market condition to estimate the fair value of the warrants.  The application of the Monte Carlo simulation model required the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants.  The estimated fair value of the warrants was subsequently remeasured at December 31, 2017, and the change in estimated fair value of common stock warrant liability was recorded on the Company’s consolidated statements of operations.

•

Derivative liability— The JGB Debt (as described in Note 10) includes certain embedded derivatives that require bifurcation, including settlement and penalty provisions.  The Company utilizes the Monte Carlo simulation model to estimate the fair value of the embedded derivative liability for the measurement at issuance and subsequent remeasurement at December 31, 2017.  The Monte Carlo simulation model uses multiple input assumptions to simulate the likelihood that market conditions will be achieved through 100,000 random trials. These assumptions include the expected term of the embedded derivative, the volatility of the Company’s stock prices and its peers’ stock prices over such expected term, likelihood, timing, and amount of future equity financing rounds, the likelihood of any prepayment or default events, the likelihood of monthly redemptions by the JGB debt holders, and the likelihood and ability of JGB to convert the debt into equity.  In each iteration of the simulations these assumptions were used to simulate the Company’s stock price drawing from a risk neutral distribution, the occurrence of a conversion event, the occurrence of a prepayment event, the occurrence of a default event, and any resulting payoff from such event.  The average present value over all iterations of the simulation was then calculated. The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed.

•	Common Stock Warrant and Derivative Liabilities Assumptions:

	December 31, 2017	December 31, 2016
Private Placement Warrant Common Stock Warrants
Stock Price	$7.34	$2.70
Exercise Price	$1.12	$4.00
Remaining term (in years)	5.29	6.29
Volatility	66.00%	51.40%
Risk-free interest rate	2.21%	2.14%
Subsequent Financing Common Stock Warrant Liability
Stock Price	$7.34	$2.70
Exercise Price	$4.00	$4.00
Remaining term (in years)	5.46	6.29
Volatility	65.00%	51.40%
Risk-free interest rate	2.21%	2.14%
Placement Agent Common Stock Warrant Liability
Stock Price	$7.34	$2.70
Exercise Price	$1.12	$3.99
Remaining term (in years)	3.29	4.29
Volatility	82.00%	56.10%
Risk-free interest rate	1.99%	1.77%

	December 31, 2017	March 15, 2017
JGB Common Stock Warrant Liability
Stock Price	$7.34	$2.15
Exercise Price	$4.67	$5.00
Remaining term (in years)	4.71	5.50
Volatility	30.00%	54.00%
Risk-free interest rate	1.89%	2.06%
Derivative Liability
Stock Price	$7.34	$2.15
Remaining term (in years)	2.16	2.96
Volatility	69.00%	54.00%
Risk-free interest rate	2.14%	1.72%

The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

The Company has determined that debt at similar interest rates and terms to its current debt is not currently available to the Company and therefore the Company is unable to calculate the fair value of its debt at December 31, 2017.

5. BUSINESS COMBINATIONS

Allenex

On April 14, 2016, the Company acquired 98.3% of the outstanding common stock of Allenex. Allenex is a transplant diagnostic company based in Stockholm, Sweden that develops, manufactures, markets and sells products that help match donor organs with potential recipients prior to transplantation.  The acquisition of Allenex creates an international transplant diagnostics company with product offerings along the pre- and post-transplant continuum.

The combined company has a presence and direct distribution channels in the United States and Europe, with additional third party distributors in Europe and other markets around the world.

Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, the aggregate purchase consideration paid by the Company was approximately $34.1 million as a result of the tender offer. The aggregate purchase consideration consisted of (i) $26.9 million of cash, of which $6.3 million (which represents SEK 50,620,000 as of the acquisition date), and which was recorded at its fair value of $5.7 million, was deferred purchase consideration originally payable to the Former Majority Shareholders by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of the Company’s common stock valued at $7.2 million. The cash portion of the acquisition purchase price was paid from the Company’s general working capital.

Of the total cash consideration, $8.0 million of cash payable to the Former Majority Shareholders was deposited into an escrow account by the Company and subsequently invested in the Company by the Former Majority Shareholders through a purchase of the Company’s equity securities in the Subsequent Financing (as described in Note 11).  Upon the completion of the Subsequent Financing, certain contingencies in the Conditional Share Purchase Agreements were waived.  The Company intends to complete compulsory acquisition proceedings under Swedish law to purchase the remaining shares of Allenex.  On June 8, 2016, the Company delisted Allenex’s common stock from OMX Stockholm AB (“Nasdaq Stockholm”).

The date by which the deferred purchase consideration was due to the Former Majority Shareholders was subsequently extended to July 1, 2017.  In addition, interest began accruing on the Company’s obligations to the Former Majority Shareholders at a rate of 10.0% per year commencing on January 1, 2017.  On July 1, 2017, the Deferred Obligation, including accrued interest, totaled $6.3 million.  On July 1, 2017, the Conditional Share Purchase Agreements were amended in order to, among other things: (i) convert approximately $1.1 million of the Deferred Obligation into 1,022,544 shares of the Company’s common stock at a per share price equal to $1.12; (ii) require that the Company make an immediate cash payment of $0.5 million thereby reducing the Deferred Obligation by $0.5 million; (iii) extend the maturity date of a portion of the obligations, totaling approximately $2.9 million, under the Conditional Share Purchase Agreements to March 31, 2019; and (iv) provide that approximately $2.1 million of the Deferred Obligation become payable on December 31, 2017 unless converted into shares of the Company’s common stock prior to that date, which issuance of shares was subject to approval by the Company’s stockholders.  Interest began to accrue on the Deferred Obligation at a rate of 10% per annum commencing on July 1, 2017.  On November 14, 2017, the Company further amended the Conditional Share Purchase Agreement with the Former Majority Shareholders, and as a result, the Company paid the total remaining deferred purchase consideration of $4.7 million, plus accrued interest.

The Company has accounted for the Allenex transaction as a business combination in exchange for total consideration of approximately $34.1 million.  Under business combination accounting, the total purchase price was allocated to Allenex’s net tangible and identifiable intangible assets based on their estimated fair values as of April 14, 2016.

The fair value of the remaining 1.7% of noncontrolling interest in Allenex was estimated to be approximately SEK 5,100,000, or $0.6 million, as of April 14, 2016.  The fair value of the noncontrolling interest was determined based on the number of outstanding shares comprising the noncontrolling interest and Allenex’s stock price of SEK 2.48 per share as of the acquisition date.  The noncontrolling interest is presented as a component of stockholders’ equity on the Company’s consolidated balance sheets.  On March 15, 2018 the Company purchased the remaining minority interest, therefore eliminating noncontrolling interest from the consolidated balance sheets.  The total consideration paid for the remaining minority interest was $0.7 million and was based on the redemption price of the shares, as well as legal and administrative costs.

Noncontrolling interest as of December 31, 2017 was as follows (in thousands):

Total
Noncontrolling interest at January 1, 2017	$279
Foreign currency effect	(8)
Loss attributable to noncontrolling interest	(91)
Noncontrolling interest at December 31, 2017	$180

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

	Years Ended December 31,
	2016	2015
Revenue:
Testing revenue	$29,680	$27,881
Product revenue	15,101	15,957
Other revenue	407	578
Total revenue	$45,188	$44,416
Net loss	$(32,319)	$(17,050)

The unaudited pro forma financial information for the years ended December 31, 2016 and 2015 is prepared using the acquisition method of accounting and has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) expected to have a continuing impact on the combined results.  The pro forma adjustments directly attributable to the acquisition exclude acquisition-related expenses of $4.3 million and $2.1 million of expenses related to a potential financing that did not eventuate.

The total revenue of Allenex for the period from April 14, 2016 through December 31, 2016 was $10.7 million and the net loss for this period was $17.9 million, of which $13.0 million was a goodwill impairment charge.

Acquisition of Assets of Conexio Genomics Pty. Ltd

On January 20, 2017, the Company acquired Conexio’s business assets that the Company required in order to continue selling the SBT product line.  The Company was the exclusive distributor of the Conexio SBTTM product line for all countries excluding Australia.  The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products.  For the year ended December 31, 2017, the Company paid $0.4 million for finished and unfinished goods purchased from Conexio.  In addition, the Company will make quarterly payments of 20% of the gross revenue from the sale of the SBT line of products up to an aggregate total of $0.7 million.  During the year ended December 31, 2017, the Company paid an aggregate of $0.1 million, representing March, June and September quarterly payments.  The Company also assumed all obligations under the lease of the Conexio facilities, and any liabilities for product warranty claims up to $35,000.  The Company accounted for this transaction as a business combination.

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

Goodwill recorded from the acquisition of the Conexio business assets is primarily related to expected synergies.  The goodwill resulting from the acquisition is not deductible for tax purposes.  The post-acquisition results of operations of the Conexio business assets for the period from January 20, 2017 through December 31, 2017 are included in the Company’s consolidated statements of operations.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.

The following table presents details of the Company’s goodwill for the year ended December 31, 2017 (in thousands):

	Post-Transplant	Pre-Transplant	Total
Balance as of December 31, 2016	$12,005	$1,834	$13,839
Goodwill acquired	—	85	85
Goodwill impairment	—	(1,958)	(1,958)
Foreign currency translation adjustments	—	39	39
Balance as of December 31, 2017	$12,005	$—	12,005

The gross carrying amount of goodwill may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar.

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.  A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.”  The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test.  The Company has concluded that it has two reporting units: Post-Transplant (associated with the delivery of diagnostic tests) and Pre-Transplant (the development and commercialization of diagnostic products).

The Company tested its goodwill for impairments as of December 1, 2016 and estimated the fair value of the Pre-Transplant reporting unit was $1.7 million, which was lower than its carrying value. Based on our analysis, the implied fair value of the goodwill was lower than the carrying value of the Pre-Transplant reporting unit, resulting in a goodwill impairment charge of $13.0 million for the period ended December 31, 2016.  The significant assumptions utilized in the 2016 discounted cash flow analysis for the Pre-Transplant reporting unit was a discount rate of 16.8%, a terminal growth rate of 3.2%, and a capitalization multiple of 7.37.

On January 1, 2017, the Company adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  The new standard simplifies how an entity is required to test goodwill for impairment and reduces the cost and complexity of evaluating goodwill for impairment.  The Company determined that the decrease in its market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  The goodwill impairment test determined that the fair value of the Pre-Transplant reporting unit was $3.5 million, which was lower than its carrying value.  Accordingly, the Company recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in the Pre-Transplant reporting unit.  The significant assumptions utilized in the March 31, 2017 discounted cash flow analysis for the Pre-Transplant reporting unit were a discount rate of 16.6%, a terminal growth rate of 3.2% and a capitalization multiple of 7.48.

The Company completed its annual test for goodwill impairment as of December 1, 2017.  The Company determined that the fair value of the reporting units exceeded the respective carrying values.  Therefore, no additional impairment charge occurred.

Intangible Assets

The following tables present details of the Company’s intangible assets as of December 31, 2017 (in thousands):

	December 31, 2017
	Acquisition Cost	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships: Olerup	$12,650	$(1,394)	$(250)	$11,006	13.0
Customer relationships: Conexio	28	$(3)	$1	$26	8.1
Developed technology: SSP	11,650	(1,942)	(258)	9,450	8.0
Acquired technology: QTYPE	4,510	(376)	(84)	4,050	13.0
Acquired technology: SBT	127	(14)	5	118	8.1
Acquired technology―dd-cfDNA (a)	6,650	(127)	—	6,523	12.9
Trademarks	2,260	(310)	16	1,966	13.0
Total intangible assets with finite lives	$37,875	$(4,166)	$(570)	$33,139

(a)

The dd-cfDNA balance was initially classified as acquired in-process technology upon the acquisition of IMX in 2014, but was reclassified as an intangible asset with a finite life on September 30, 2017 based on confirmation of the Medicare reimbursement rate for AlloSure, the Company’s dd-cfDNA solution, which was commercially launched on October 9, 2017.

The net carrying amount of intangible assets and the related amortization expense of intangible assets may change due to the effects of foreign currency fluctuations as a result of acquiring an entity with a functional currency other than the U.S. dollar.  Amortization expense was $2.6 million for the year ended December 31, 2017, of which $1.5 million, $1.0 million, and $0.1 million were amortized to cost of product, sales and marketing and cost of testing, respectively.  Amortization expense was $1.7 million for the year ended December 31, 2016, of which $1.0 million and $0.7 million were amortized to cost of product and sales and marketing, respectively.  There was no amortization recorded for the year ended December 31, 2015, as the Company only had an intangible asset related to acquired in-process technology with an indefinite useful live in that period.

Intangible assets are carried at cost less accumulated amortization.  Amortization expenses are recorded to cost of product and sales and marketing.  The acquired in process technology of $6.7 million achieved technological feasibility in the fourth quarter of 2017, with the launch of AlloSure.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2017 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
2018	$2,016	$1,001	$3,017
2019	2,016	1,001	3,017
2020	2,016	1,001	3,017
2021	2,016	1,001	3,017
2022	2,016	1,001	3,017
Thereafter	10,062	7,992	18,054
Total future amortization expense	$20,142	$12,997	$33,139

7. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Finished goods	$2,569	$4,199
Work in progress	1,471	159
Raw materials	1,489	1,103
Total inventory	$5,529	$5,461
Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$5,188	$5,065
Leasehold improvements	5,194	5,111
Furniture and fixtures	825	825
Computer and office equipment	4,734	4,661
Machinery and equipment	1,618	1,424
	$17,559	$17,086
Less: Accumulated depreciation and amortization	(15,484)	(14,155)
Property and equipment, net	$2,075	$2,931

Depreciation expense was $1.2 million, $1.2 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Assets purchased under capital leases, included above in laboratory equipment, computer and office equipment, were $1.4 million and $2.5 million at December 31, 2017 and 2016, respectively.  Accumulated amortization was $1.3 million and $2.3 million at December 31, 2017 and 2016, respectively.  Related amortization expense, included in depreciation and amortization expense, was $135,000, $204,000 and $79,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Clinical studies	$1,115	$1,375
Professional fees	475	620
Test sample processing fees	633	524
Deferred rent – current portion	419	374
Uninvoiced receipts	253	—
Accrued overpayments and refunds	270	281
Software implementation costs	94	176
Accrued interest payable	81	862
Capital leases – current portion	13	68
Debt financing fees	—	600
Other accrued expenses	382	440
Total accrued and other liabilities	$3,735	$5,320

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in California, Pennsylvania, Fremantle, Australia and Stockholm, Sweden.  The leases expire at various dates through 2020. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.  The lease for the Company’s facility in Vienna, Austria is on a month-to-month basis.

Rent expense under the non-cancelable operating leases were $1.7 million, $1.5 million and $1.0 million in 2017, 2016 and 2015, respectively. Future minimum lease commitments under these operating and capital leases at December 31, 2017, are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating leases
2018	$25	$2,209
2019	5	2,149
2020	—	2,104
2021	—	10
2022 and thereafter	—	8
Total minimum lease payments	$30	$6,480
Less: amounts representing interest	(3)
Present value of minimum lease payments	27
Less: current portion of obligations under capital leases	(13)
Long-term portion of obligations under capital leases	$14

The current portion of obligations under capital leases is included in accrued and other liabilities on the balance sheets.  The long-term portion is included in long-term debt, net of current portion on the balance sheets.

See Note 10 for the aggregate annual payment schedule for the Company’s outstanding debt.

Royalty Commitments

Roche Molecular Systems, Inc. (“Roche”)

In November 2004, the Company entered into a license agreement with Roche that grants the Company the right to use certain Roche technology relating to PCR and quantitative real-time PCR, in clinical laboratory services, including in connection with AlloMap.  This is a non-exclusive license agreement in the United States covering claims in multiple Roche patents.

For the years ended December 31, 2017, 2016 and 2015, royalty expenses in connection with the Roche agreement were $0.9 million, $1.1 million and $1.0 million, respectively and are recorded as a component of cost of testing in the statement of operations.  Effective September 30, 2017, no future royalties are payable by the Company under the Roche license agreement.

The Board of Trustees of the Leland Stanford Junior University (“Stanford”)

In June 2014, the Company entered into a license agreement with Stanford, or the Stanford License, which granted the Company an exclusive license to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Under the terms of the Stanford License, the Company is required to pay an annual license maintenance fee, six milestone payment amounts and royalties in the low single digits of net sales of products incorporating the licensed technology. The license maintenance fee may be offset against earned royalty payments due on net sales in that year.

In 2017, the Company paid Stanford $0.1 million in aggregate for license maintenance fees and for the completion of the Company’s first commercial sale. Commercial sales of AlloSure, which incorporates the licensed technology from Stanford, began in October 2017.

Conexio

On January 20, 2017, the Company acquired the business assets of Conexio as the Company expects to expand its sales of the SBT product line.  The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products.  The Company makes quarterly payments to Conexio of 20% of the gross revenue from the sale of the SBT line of products using the purchased assets up to an aggregate total of $0.7 million. As of December 31, 2017, the Company has paid $0.4 million and the remaining balance is expected to be paid in 2018.

Litigation

On April 25, 2016, Oberland filed a breach of contract claim against the Company in the Supreme Court of the State of New York, County of New York (the “Complaint”).  Oberland alleged, among other things, that the Company breached certain provisions of the amended and restated commitment letter and the restated fee letter that it entered into with Oberland on February 8, 2016.  Pursuant to the Complaint, Oberland sought damages against the Company in the amount of at least $1.4 million, plus costs and expenses, including the fees and expenses of Oberland’s attorneys.  As a result, the Company accrued the amount being claimed by Oberland of $1.4 million.  On July 15, 2016, the Company filed an answer and made counterclaims against Oberland (the “Answer”), generally denying the claims asserted by Oberland in the Complaint and asserting fraudulent inducement and breach of contract counterclaims against Oberland.  Pursuant to the Answer, the Company sought dismissal of the Complaint in its entirety, rescission of all agreements with Oberland and damages of not less than $1.3 million, together with interest and punitive damages, if deemed appropriate under applicable law, and costs and disbursements of the action, including reasonable attorneys’ fees.

Effective as of March 2, 2017, the Company and Oberland settled the matters covered by the Complaint and the Answer (the “Settlement”).  Pursuant to the Settlement, in 2017, the Company paid Oberland $0.6 million and each party agreed to release claims asserted in the Complaint and the Answer.  The Company reported an accrual of $0.6 million as of December 31, 2016.

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

In June 2014, commercial sales began in the EEA. Total revenue recognized from this arrangement for the years ended December 31, 2017, 2016 and 2015 was $39,000, $2,000 and $46,000, respectively.

CardioDx, Inc.

In 2005, the Company entered into a services agreement with what at the time was a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX.  Each company granted the other a worldwide license under certain of its intellectual property rights.  Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products. In 2009, CDX terminated the services portion of this agreement, however, the royalty obligation from CDX continues until the tenth anniversary of the first commercial sale of a CDX licensed product.  The first commercial sale of such product by CDX occurred in 2009, therefore the royalty obligation to the Company continues until 2019. Initially, the Company recognized royalty revenues when earned.  Commencing with the fourth quarter of 2015, the Company recognizes royalty revenues when payments are received as it was assessed that collection was not reasonably assured prior to receipt of payment.  Royalty revenues were $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in collaboration and license revenue on the consolidated statements of operations.  The Company had no receivable balances from CDX at December 31, 2017 and 2016.

10. DEBT

Debt consisted of the following (in thousands):

	December 31,
	2017	2016
JGB Debt	$7,743	$—
East West Bank Loan	—	12,614
Danske Bank Term Loan & Credit Facility	6,763	7,376
FastPartner Subordinated Promissory Notes	—	1,692
Al Amoudi Subordinated Promissory Notes	—	1,164
SSP Primers Loan	1,215	—
Current portion of long-term debt	$15,721	$22,846

JGB Debt	$14,168	$—
FastPartner Subordinated Promissory Notes	2,400	—
Al Amoudi Subordinated Promissory Notes	1,770	—
SSP Primers Loan	—	1,098
Long-term debt, net of current portion	$18,338	$1,098

Total interest accrued on debt as of December 31, 2017 and December 31, 2016 was $0.3 million and $0.9 million, respectively.  The current and long-term accrued interest balances at December 31, 2017 were $0.1 million and $0.2 million, respectively, and were recorded in accrued and other liabilities and in other liabilities, respectively, in the consolidated balance sheets.  The December 31, 2016 accrued interest balance was recorded in accrued and other liabilities in the consolidated balance sheets.

As of December 31, 2017, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
2018	$17,353
2019	15,420
2020	5,905
Total debt maturities	38,678
Less: debt discount and issuance costs	(4,619)
Total debt maturities, net of debt discount and issuance costs	34,059
Less: current portion, of long-term debt	(15,721)
Long-term debt, net of current portion	$18,338

JGB Debt

On March 15, 2017, the Company entered into a Securities Purchase Agreement with JGB pursuant to which the Company issued Senior Secured Debentures with an aggregate principal amount of $27.8 million (the “JGB Debt”) and the JGB Warrants for net proceeds of $24.0 million (the “Financing”).  The Company used $11.2 million of the net proceeds from the Financing to repay its existing indebtedness under the Loan Agreement with East West Bank and is required to maintain restricted cash of $9.4 million.

The Debentures mature on February 28, 2020, accrue interest at 9.5% per year and were originally convertible into an aggregate of approximately 6,092,105 shares of the Company’s common stock at a price of $4.56 per share (the “Conversion Price”), which is subject to adjustment for accrued and unpaid interest and upon the occurrence of certain transactions, at the holder’s option.

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

The Company’s obligations under the Debentures can be accelerated upon the occurrence of certain events of default as specified in the agreement.  In the event of default and acceleration of the Company’s obligations, the Company would be required to pay (i) 115% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated prior to March 1, 2018, (ii) 108% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated after March 1, 2018, but prior to March 1, 2019, and (iii) 105% of all amounts of principal and interest then outstanding under the Debentures in cash if the Debenture is accelerated after March 1, 2019.  The Company’s obligations under the Debentures are secured under a Security Agreement by a senior lien on all of the Company’s assets, other than its interest in CareDx International AB (formerly known as Allenex), which is subject to a negative pledge prohibiting the incurrence of additional or replacement debt.

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

In connection with the Financing, on March 15, 2017, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to prepare and file one or more registration statements with the SEC for the purpose of registering for resale any shares of Common Stock that may be issued by the Company upon the conversion or redemption of the Debentures or the exercise of the JGB Warrants.

The Debentures include certain embedded derivatives that require bifurcation, including settlement and penalty provisions.  The embedded derivative will be re-measured at each reporting period and the change in fair value will be recognized in the consolidated statements of operations. See also Note 4, “Fair Value Measurements”.

The following table summarizes the Company’s carrying value of the JGB Debt (in thousands) on the March 15, 2017 issuance date:

March 15, 2017
Debt Principal	$27,780
Less: Issuance cost	(998)
Original issue discount	(2,780)
Original warrant valuation	(900)
Embedded Derivative Liability	(2,290)
Total debt discount	(6,968)
Carrying Value	$20,812

As a result of the issuance of 1,022,544 shares of the Company’s common stock issued at a price per share equal to $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements, the conversion price of the Debentures decreased from $4.56 per share to $4.40 per share, effective July 3, 2017, as described in Note 13.

As a result of the 2017 Public Offering in accordance with the anti-dilution provisions in the JGB Warrants and the Debentures, effective October 5, 2017, the conversion price of the Debentures decreased from $4.40 per share to $4.34 per share.

On October 5, 2017, JGB elected to convert $1.25 million of outstanding principal under the Debentures into shares of common stock.  Accordingly, the Company issued 288,022 shares of common stock to JGB at a price per share of $4.34.

As a result of the sale of the 651,240 shares of common stock pursuant to the Underwriters’ full exercise of their option to purchase additional shares in accordance with the anti-dilution provisions in the JGB Warrants and the Debentures, effective October 10, 2017, the conversion price of the Debentures was decreased from $4.34 per share to $4.33 per share.

Refer to Note 18 for details regarding the Company’s requirement to repay the JGB Debt using the proceeds from the Perceptive Term Loan.

East West Bank Loan

On January 30, 2015, the Company entered into the Loan Agreement with East West Bank as the lender (“the Lender”), which provided the Company with a secured term loan facility in an aggregate principal amount of up to $20.0 million.  The balance at December 31, 2017 and December 31, 2016 was zero and $12.6 million, respectively.  In March 2017, the Company repaid the amounts outstanding under the loan agreement of $11.2 million.

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

Danske Bank Term Loan and Credit Facility

On June 25, 2013, Allenex entered into the Term Loan Facility with Danske in an aggregate principal amount of up to SEK 71,000,000 (approximately $7.8 million in U.S. dollars).  The Term Loan Facility is available for utilization in advances of a minimum of SEK 5,000,000 (approximately $0.5 million in U.S. dollars) and if more, integral multiples of SEK 1,000,000 (approximately $0.1 million in U.S. dollars).  The interest rate applicable to each advance shall be the percentage rate per annum calculated as the aggregate of (i) Stockholm Interbank Offered Rate (“STIBOR”) (as defined in the Term Loan Facility) and (ii) the Margin (as described in the Term Loan Facility) at 3% conditional on the fulfillment of certain criteria.  In March 2015, Allenex entered into a first amendment to the Term Loan Facility, pursuant to which additional loans were granted.  In August 2015, Allenex entered into a second amendment to the Term Loan Facility, pursuant to which the term of the Term Loan Facility was extended. In December 2015, Allenex entered into a waiver and amendment agreement relating to the Term Loan Facility, pursuant to which the change of control provision was waived and amended.  In March 2016, Allenex entered into another amendment to the Term Loan Facility, which modified the repayment schedule for advances under the Term Loan Facility.  Under this Term Loan Facility, SEK 50,000,000, or approximately $6.1 million in U.S. dollars, was outstanding as of December 31, 2017, and this will be paid through a final quarterly payment of SEK 3,000,000, or $0.4 million in U.S. dollars in March 2018.  The remaining balance of SEK 47,000,000, or approximately $5.7 million in U.S. dollars, is due in June 2018.

On June 18, 2015, Allenex also entered into a short term credit facility with Danske with total available credit of SEK 8,000,000 (approximately $0.9 million in U.S. dollars).  As of August 4, 2016, the available credit under the short term credit facility with Danske was increased to SEK 10,000,000 (approximately $1.2 million in U.S. dollars).  As of December 31, 2017, the total outstanding balance due to Danske under the short term credit facility was approximately SEK 5,676,000 (approximately $0.7 million in U.S. dollars), and pursuant to a quarterly roll-over provision is due on March 31, 2018.

A quarterly debt covenant in the Term Loan Facility was violated on June 30, 2016 and September 30, 2016.  The Company obtained waivers for these violations.  The Company was in compliance with all debt covenants at December 31, 2016.  Due to liquidity concerns, the long-term debt due to Danske was classified as a current liability in the consolidated balance sheet as of December 31, 2016.  The Company was not in compliance with certain covenants at March 31, 2017, June 30, 2017, and September 30, 2017.  The Company obtained a waiver for these violations.  The waiver was conditional upon, among other things, the Company making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017. The Company was not in compliance at December 31, 2017 with any of the debt covenants.

Refer to Note 18 for details regarding the Company’s requirement to repay the Danske Term Loan and Credit Facility using the proceeds from the Perceptive Term Loan.

FastPartner Subordinated Promissory Notes

On June 28, 2013, Allenex issued a SEK 9,400,000 (approximately $1.0 million in U.S. dollars) subordinated promissory note to FastPartner, which had an interest rate of 10.00%.  On December 29, 2015, Allenex issued a SEK 2,000,000 (approximately $0.2 million in U.S. dollars) subordinated promissory note to FastPartner which has an annual interest rate of 10%.  On March 7, 2016, Allenex issued a SEK 4,000,000 (approximately $0.4 million in U.S. dollars) subordinated promissory note to FastPartner, which has an annual interest rate of 10%.

Pursuant to an intercreditor agreement, until the Term Loan Facility with Danske is repaid, FastPartner may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to FastPartner.  The full amount of the subordinated promissory note was outstanding as of December 31, 2016 and was due July 1, 2017.

On July 1, 2017, the Company entered into a note agreement with FastPartner (the “FastPartner Note Agreement”) pursuant to which, among other things, the Company and FastPartner agreed that all amounts owed under the above subordinated promissory notes would be governed by the FastPartner Note Agreement and to defer repayment of the principal outstanding amount of SEK 15,400,000 (approximately $1.9 million) plus accrued interest of $0.5 million until March 31, 2019.  Interest began accruing on such amount at a rate of 10% per annum, and in the event the Company makes any cash amortization repayments to JGB of the JGB Debt, or any replacement debt, the Company will repay in cash a portion of the amount outstanding under the FastPartner Note Agreement equal to 8% of any such cash amortization repayment.

Refer to Note 18 for details regarding the Company’s requirement to repay the FastPartner Note Agreement using the proceeds from the Perceptive Term Loan.

Al Amoudi Subordinated Promissory Note

On June 28, 2013, Allenex issued a SEK 10,600,000 (approximately $1.2 million in U.S. dollars) subordinated promissory note to Mohammed Al Amoudi, which provides for an annual interest rate of 10.00%.

Pursuant to an intercreditor agreement, until the Term Loan Facility with Danske is repaid, Mohammed Al Amoudi may not demand or receive payment of its subordinated promissory note, or foreclose on any collateral securing Allenex’s obligations under the subordinated promissory note, without Danske’s prior written consent. Allenex’s obligations under the promissory note are secured by a pledge of Allenex shares to Mohammed Al Amoudi.  The full amount of the subordinated promissory note was outstanding as of December 31, 2016 and was due July 1, 2017.

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

Refer to Note 18 for details regarding the Company’s requirement to repay the Al Amoudi Note Agreement using the proceeds from the Perceptive Term Loan.

SSP Primers Loan

On February 25, 2015, Allenex entered into a SEK 14,000,000 (approximately $1.5 million in U.S. dollars) loan agreement with SSP Primers Aktieboulag, pursuant to which SEK 4,000,000 (approximately $0.4 million in U.S. dollars) was paid on March 7, 2016.  The loan amount outstanding as of December 31, 2017 was SEK 10,000,000 (approximately $1.2 million in U.S. dollars) had an annual interest rate of 3% and was due on February 26, 2018.

The outstanding principal of SEK 10,000,000 (approximately $1.2 million in U.S. dollars) plus accrued interest of SEK 650,000, or $0.1 million was paid on February 26, 2018.

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

Concurrent to the Private Placement, the Company also entered into Commitment Letters pursuant to which the Former Majority Shareholders agreed to purchase the Company’s equity securities in the Subsequent Financing, which investment was completed on June 15, 2016.  In the Subsequent Financing, the Company issued to the Former Majority Shareholders 334,169 Units, which consisted of (i) an aggregate of 334,169 shares of common stock, (ii) an aggregate of 1,670,845 shares of Series A Preferred that were all converted into shares of the Company’s common stock upon obtaining the Requisite Stockholder Approval on June 16, 2016, and (iii) 1,002,507 warrants, each of which is exercisable for one share of the Company’s common stock.  The aggregate gross proceeds to the Company from the Subsequent Financing were $8.0 million.

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

2016 Public Offering

On September 26, 2016, the Company completed a public offering (“the 2016 Public Offering”) pursuant to which the Company issued and sold an aggregate of 2,250,000 shares of common stock at a public offering price of $4.00 per share.  The aggregate gross proceeds were $9.0 million, and $7.8 million net of issuance costs.

2017 Public Offering

On October 4, 2017, the Company entered into the Underwriting Agreement with the Underwriters, relating to the 2017 Public Offering of 4,341,600 shares of its common stock at a public offering price of $4.00 per share.  Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the closing of the Offering, to purchase up to an additional 651,240 shares of common stock.  On October 10, 2017, pursuant to the Underwriting Agreement, the Company sold an aggregate of 4,992,840 shares of its common stock, including 651,240 shares sold pursuant to the Underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $4.00 per share.

Net proceeds from the 2017 Public Offering were $18.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

JGB Debt

On October 5, 2017, JGB elected to convert $1.25 million of outstanding principal under the Debentures into shares of common stock.  Accordingly, the Company issued 288,022 shares of common stock to the respective entities at a price per share of $4.34.

12. WARRANTS

Private Placement, Placement Agent and Subsequent Financing Warrants

The warrants issued in the Private Placement and the Placement Agent Warrants (as described in Note 11) are considered freestanding instruments that are contingently redeemable and classified as liabilities on the Company’s consolidated balance sheet as of December 31, 2017.  The warrants became exercisable to purchase common stock after the Company obtained the Requisite Stockholder Approval on June 16, 2016. Upon the closing of the Private Placement on April 14, 2016, the Company recorded an estimated fair value of $3.3 million relating to warrants to purchase 1,975,580 shares of common stock that were issued in the Private Placement.  The warrants were comprised of warrants to purchase 1,775,580 shares of common stock that were issued to certain accredited investors measured at an estimated fair value of $3.0 million, and Placement Agent Warrants to purchase 200,000 shares of common stock measured at an estimated fair value of $0.3 million.  The Placement Agent Warrants were issued for services performed by placement agents as part of the Private Placement and were treated as equity issuance costs and were recorded in stockholders’ equity on the Company’s consolidated balance sheets to offset the Private Placement proceeds allocated to the Series A Preferred and common stock.

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

The initial total estimated fair value of the warrant liability was $5.0 million following the closings of the Private Placement, the issuance of Placement Agent Warrants and the Subsequent Financing on April 14, 2016.  As of December 31, 2017 and December 31, 2016, the total estimated fair value of the warrant liability was $12.2 million and $5.2 million, respectively, and the corresponding remeasurement charge of $11.3 million for the year ended December 31, 2017, was recorded in change in estimated fair value of common stock warrant and derivative liabilities on the Company’s consolidated statement of operations.

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

In connection with the issuance of 1,022,544 shares of the Company’s common stock at $1.12 in connection with the amendments to the Conditional Share Purchase Agreement, the exercise prices of the warrants issued in the Private Placement and Placement Agent Warrants were adjusted from $4.00 and $3.99 per share, respectively, to $1.12 per share.

JGB Warrants

In connection with the issuance of the JGB Debt (as described in Note 11), the Company issued the 1,250,000 warrants (the “JGB Warrants”).  The exercise price of the JGB Warrants was $5.00 per share, and the JGB Warrants are exercisable from September 16, 2017 through September 15, 2022.  The initial estimated fair value of the common stock warrant liability was $0.9 million.  As of December 31, 2017, the estimated fair value of the common stock warrant liability was $6.6 million.  The corresponding remeasurement expense for the three and twelve month periods ended December 31, 2017 was $4.0 million and $5.7 million, respectively, and was recorded in change in estimated fair value of common stock warrant and derivative liabilities on the Company’s consolidated statements of operations.

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

As a result of the 2017 Public Offering, effective October 5, 2017, the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,296,679 shares to 1,332,620 shares and the exercise price of the JGB Warrants decreased from $4.82 to $4.69 per share.  As a result of the sale of the 651,240 shares of common stock pursuant to the Underwriters’ full exercise of their option to purchase additional shares to cover over-allotments in the 2017 Public Offering, effective October 10, 2017, the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,332,620 shares to 1,338,326 shares and the exercise price of the JGB Warrants decreased from $4.69 to $4.67 per share.

Warrant Valuation

The Company utilizes a Monte Carlo simulation model to estimate the fair value of its warrants.  The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved.  These variables include the Company’s stock price, the expected term of the warrants, the volatility of the Company’s and its peers’ stock prices over such expected term and the risk-free interest rate for the expected term of the warrants.  The variables used in this simulation model are reviewed on a quarterly basis and adjusted, as needed.  If the Company issues common stock at a price lower than the exercise price or issues stock options or other securities (other than securities issued pursuant to the Company’s stock or option plans or employment agreements, securities issued or issuable upon exercise or exchange of convertible securities outstanding as of the date the warrants were issued or securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company) with an exercise price that is lower than the current exercise price of the warrants, the exercise price of the warrants shall be adjusted to be equal to such lower price.

As of December 31, 2017, outstanding warrants to purchase Common Stock were:

	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
February 2008	10 years	$35.10	22,792
August 2009	10 years	$21.78	33,473
July 2010	9 years	$21.78	6,694
August 2012	7 years	$21.78	167,182
January 2015	5 years	$6.96	34,483
April 2016 (a)	7 years	$1.12	904,800
April 2016 (b)	5 years	$1.12	168,700
June 2016 (c)	7 years	$4.00	1,002,507
March 2017 (d)	5 years	$4.67	1,338,326
			3,678,957

(a)

Issued on April 14, 2016 in connection with the Private Placement to certain accredited investors. The exercise price was reset from $4.98 to $4.00 as a result of the 2016 Public Offering that closed on September 26, 2016.  As a result of the issuance of 1,022,544 shares of the Company’s common stock at $1.12 in connection with the amendments to the Conditional Share Purchase Agreement, the exercise price was adjusted from $4.00 to $1.12, effective July 3, 2017.

(b)

Issued on April 14, 2016 in connection with the Private Placement to placement agents.  As a result of the issuance of 1,022,544 shares of the Company’s common stock at $1.12 in connection with the amendments to the Conditional Share Purchase Agreements, the exercise price was adjusted from $3.99 to $1.12, effective July 3, 2017.

(c)

Issued on June 15, 2016 in connection with the Subsequent Financing. The exercise price was reset from $4.98 to $4.00 as a result of the Public Offering that closed on September 26, 2016.  The exercise price remained at $4.00 as the anti-dilution provision was waived for the issuance of shares related to the July 3, 2017 amendment to the Conditional Share Purchase Agreements.

(d)

Issued on March 15, 2017 in connection with the JGB Debt.  As a result of the issuance of 1,022,544 shares of the Company’s common stock at $1.12 in connection with the amendments to the Conditional Share Purchase Agreement, the number of shares issuable pursuant to the JGB Warrants increased from 1,250,000 to 1,296,679 and the exercise price of the JGB Warrants was adjusted from $5.00 to $4.82, effective July 3, 2017. As a result of the 2017 Public Offering, effective October 5, 2017, the aggregate number of shares of common stock issuable upon exercise of the JGB Warrants increased from 1,296,679 to 1,338,326 shares and the exercise price of the JGB warrants decreased from $4.82 to $4.67 per share.

13. STOCK INCENTIVE PLANS

2014 Equity Incentive Plan

Upon its initial public offering, the Company reserved 838,695 shares of common stock for issuance under a new 2014 Equity Incentive Plan (“2014 Plan”). The shares reserved for issuance under the 2014 Plan also include shares returned to the Company’s 2008 Equity Incentive Plan as the result of expiration or termination of options, provided that the maximum number of shares that may be added to the 2014 Plan thereby is limited to a maximum of 865,252 shares. The number of shares available for issuance under the 2014 Plan will also include an annual increase on the first day of each year beginning in 2014, equal to the least of:

•	357,075 shares;
•	4.0% of the outstanding shares of common stock as of the last day of the immediately preceding year; or
•	such other number of shares as the Company’s Board of Directors may determine.

The 2014 Plan allows restricted stock units (“RSUs”) to be granted in addition to stock options. The RSUs generally vest annually over four years in equal increments. The Company began granting RSUs under the 2014 Plan in March 2015.

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

Stock Options and Restricted Stock Units (“RSUs”)

The following table summarizes option and unvested RSU activity under the plans and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2014	718,007	1,031,804	$7.36	—	—
Additional options authorized	357,075	—	—	—	—
Restricted stock grants	(38,121)	—	—	—	—
RSUs granted	(114,400)	—	—	114,400	6.49
Options granted	(652,078)	652,078	6.09	—	—
Options exercised	—	(23,576)	1.94	—	—
RSUs forfeited	8,200	—	—	(8,200)	6.49
Options forfeited	77,660	(77,660)	8.13	—	—
Options expired	5,329	(5,329)	10.36	—	—
Balance—December 31, 2015	361,672	1,577,317	6.87	106,200	6.49
Additional options authorized	512,575	—	—	—	—
Restricted stock grants	(61,921)	—	—	—	—
RSUs granted	(287,900)	—	—	287,900	5.50
Options granted	(597,470)	597,470	4.91	—	—
Options exercised	—	(5,688)	3.29	—	—
RSUs forfeited	61,305	—	—	(61,305)	5.81
RSUs vested	—	—	—	(26,550)	6.49
Options forfeited	269,212	(269,212)	6.64	—	—
Options expired	107,601	(107,601)	8.88	—	—
Balance—December 31, 2016	365,074	1,792,286	6.15	306,245	5.69
Additional options authorized	357,075	—	—	—	—
Restricted stock grants	(115,948)	—	—	—	—
RSUs granted	(309,500)	—		309,500	3.40
Options granted	(909,913)	909,913	3.39	—	—
Options exercised	—	(71,976)	3.64	—	—
RSUs forfeited	80,891	—	—	(80,891)	4.14
RSUs vested	—	—	—	(94,928)	5.60
Options forfeited	522,826	(522,826)	9	—	—
Options expired	165,924	(165,924)	5.81	—	—
Balance—December 31, 2017	156,429	1,941,473	$4.21	439,926	$4.39

The total intrinsic value of options exercised was approximately $0.2 million during 2017.

As of December 31, 2017, the total intrinsic value of RSUs was approximately $0.6 million and there were $1.4 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 1.93 years.

Options outstanding and options vested as of December 31, 2017 are summarized as follows:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price
$0.27 - 3.98	859,315	7.51	$1.91	368,752	$1.58
$4.37 - 4.60	67,344	8.13	4.56	28,384	4.56
$4.95 - 5.85	639,214	8.18	5.47	260,093	5.28
$6.49 - 7.03	325,648	7.19	6.64	236,687	6.63
$10.00 - 12.44	49,951	6.40	11.34	48,614	11.32
	1,941,472			942,530

Options outstanding that have vested and are expected to vest at December 31, 2017 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	942,530	$4.46	6.53	$2,591
Expected to Vest	998,942	3.96	8.75	876
Total	1,941,472			$3,467

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2017 for stock options that were in-the-money. The fair market value of the Company’s common stock as of December 31, 2017 was $7.34 per share.

The weighted average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2017, 2016 and 2015 using the Black-Scholes Model was $1.60, $2.05 and $2.53., respectively.

The Company uses the grant date fair value of its common stock to value both employee and non-employee options when granted. The Company revalues non-employee options each reporting period using the fair market value of the Company’s common stock as of the last day of each reporting period.

The total fair value of options that vested during 2017 was $0.7 million. As of December 31, 2017, there were approximately $1.4 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.7 years.

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

During the offering period in 2017 that ended on June 30, 2017, 52,612 shares were purchased for aggregate proceeds of $0.1 million from the issuance of shares, which occurred on July 5, 2017.  The Company issued 71,639 shares and 67,256 shares of common stock during the years ended December 31, 2017 and December 31, 2016, respectively, pursuant to the ESPP. The Company received proceeds of $0.1 million and $0.3 million from the purchases of shares during the years ended December 31, 2017 and 2016, respectively.  As of December 31, 2017, the Company had 315,378 shares available for issuance under the ESPP.

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

	Year Ended December 31,
	2017	2016	2015
Employee Stock Options
Expected term (in years)	5.9	5.9	6.0
Expected volatility	57.34%	42.10%	41.17%
Risk-free interest rate	2.01%	1.52%	1.84%
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5
Expected volatility	62.27 – 98.58%	77.05 – 90.81%	39.10 – 44.15
Risk-free interest rate	0.65 – 1.13%	0.37 – 0.49%	0.11
Expected dividend yield	—%	—%	—%

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs, and ESPP for the years ended December 31, 2017, 2016 and 2015, included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of testing	$188	$144	$109
Research and development	405	449	247
Sales and marketing	157	156	173
General and administrative	994	1,249	812
	$1,744	$1,998	$1,341

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

Non-Employee Director Equity-based Compensation

For the years ended December 31, 2017, 2016 and 2015, the Company paid a portion of its non-employee directors’ compensation through the award of common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares. As of December 31, 2017, there were a total of 220,889 shares issued to non-employee directors, for a total fair value of $0.8 million. Expense associated with the awards was $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which was included in general and administrative expense in the statements of operations.

14. INCOME TAXES

Loss before income taxes for the years ended December 31, 2017, 2016 and 2015 is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(50,132)	$(21,753)	$(13,707)
Foreign	(7,137)	(19,609)	—
	$(57,269)	$(41,362)	$(13,707)

The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2017	2016	2015
Current
Federal	$74	$49	$—
State	(4)	11	—
Foreign	68	32	—
Total Current	138	92	—
Deferred
Federal	42	(251)	—
State	1	(49)	—
Foreign	(1,890)	(1,398)	—
Total Deferred	(1,847)	(1,698)	—
Provision for (benefit from) income taxes	$(1,709)	$(1,606)	$—

The Company’s actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Year Ended December, 31,
	2017	2016	2015
Federal tax at statutory rate	34.0%	34.0%	34.0%
Stock-based compensation	-0.2%	-0.5%	-1.9%
Change in valuation allowance	38.0%	-16.8%	-31.1%
Foreign rate differential	-1.1%	-1.3%	0.0%
Warrant revaluation	-17.5%	-0.2%	0.0%
Interest expense	-1.8%	0.0%	0.0%
Acquisition costs	0.0%	-1.2%	-3.2%
Goodwill impairment	-1.2%	-10.8%	0.0%
Impact of 2017 Tax Cuts and Jobs Act on change in deferred tax assets	-46.5%	—	—
Other	-0.7%	0.7%	2.2%
Effective income tax rate	3.0%	3.9%	0.0%

Deferred income tax assets and liabilities consist of the following: (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$49,374	$71,925
Tax credit carryforwards	5,798	4,947
Accruals	583	1,274
Property and equipment	1,184	195
Other	633	1,088
Gross deferred tax assets	57,572	79,429
Valuation allowance	(54,934)	(76,295)
Total deferred tax assets	2,638	3,134

Deferred tax liabilities:
Purchased intangibles	(7,554)	(8,979)
Other	(17)	(212)
Total deferred tax liabilities	(7,571)	(9,191)
Net deferred tax liabilities	$(4,933)	$(6,057)

Accounting standards provide for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the weight of available evidence, which includes the Company’s sources of taxable income including historical operating performance, the Company has provided a valuation allowance on the deferred tax asset that is not realizable.  The valuation allowance decreased by $21.4 million and increased by $6.2 million during the years ended December 31, 2017 and 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, the Tax Act, was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.  The Company has calculated the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing which did not result in any additional income tax expense in the fourth quarter of 2017.  In December 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, additional work may be necessary for a more detailed analysis of the Company's deferred tax assets and liabilities. Any subsequent adjustment to the provisional amounts will be recorded in 2018 when the analysis is complete.

Under ASC Topic 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted.  Consequently, the Company accounted for a provisional estimated reduction of the U.S. deferred tax assets from $72.5 million to approximately $45.9 million with a corresponding decrease of $27.0 million to the Company’s valuation allowance.  The Company expects the new law to significantly reduce its tax rate in future periods, and its tax footnote reflects the effects of a federal tax rate reduction net of its valuation allowance.  In addition, the Company is still evaluating the realizability of certain deferred tax assets.

Beginning in 2018, companies may be subject to global intangible low tax income (“GILTI”), which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act.  GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under the SAB 118.  The

Company has not yet made an election with respect to GILTI.  The Company will continue to review the GILTI and BEAT rules to determine their applicability to the company as the rules become effective.

As of December 31, 2017, the Company had domestic federal net operating loss carryforwards of $204.2 million, domestic state net operating loss carryforwards of $75.9 million, and foreign net operating loss carryforwards of $5.3 million that can reduce future taxable income. The domestic federal and state net operating loss carryforwards will begin to expire in 2018 and 2028, respectively. The foreign net operating loss carryforwards can be carried forward indefinitely.

As of December 31, 2017, the Company had credit carryforwards of approximately $4.3 million and $5.3 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards begin to expire in 2021. California credits have no expiration date.

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

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$5,252	$2,431	$2,054
Additions based on tax positions related to current year	186	332	372
Additions (decreases) based on tax positions related to prior years	(2,274)	2,489	5
Balance at end of year	$3,164	$5,252	$2,431

Approximately $0.5 million of the $3.2 million of net unrecognized tax benefit as of December 31, 2017, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2016, given the Company's valuation allowance, the uncertain tax benefits would not have impacted the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017 and December 31, 2016, the Company has $0.3 million and $0.3 million, respectively, of cumulative interest and penalties related to unrecognized tax benefits. There were no accruals of interest expense during the year ended December 31, 2015. The Company does not anticipate a significant change in the unrecognized tax benefits over the next twelve months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the domestic federal and state income tax returns are subject to tax authority examination from inception. In jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 3 to 6 years.

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

Prior to the acquisition of Allenex, the Company operated as a single reportable segment. Subsequent to the acquisition of Allenex, the Company has identified the following two reportable segments, which are the same as its operating segments:

•

Post-Transplant: This segment focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients. Its first commercialized testing solution, AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate/severe acute cellular rejection.  On October 9, 2017, AlloSure became commercially available with Medicare reimbursement.  AlloSure is the first and only non-invasive test that assesses organ health by directly measuring allograft injury.

•

Pre-Transplant: This segment develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The pre-transplant product lines include Olerup branded products SSP, SBT, QTYPE, SBT and XM-ONE.

There were no intersegment sales for the years ended December 31, 2017. The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Total segments
Net revenues	$48,324	$40,631	$28,144
Operating loss	(20,294)	(37,332)	(11,932)
Depreciation and amortization	3,759	2,920	796
Post-Transplant
Net revenues	$33,690	$29,916	$28,144
Operating loss	(14,331)	(18,374)	(11,932)
Depreciation and amortization	1,041	982	796
Pre-Transplant
Net revenues	$14,634	$10,715	$—
Operating loss	(5,963)	(18,958)	—
Depreciation and amortization	2,718	1,938	—

	December 31, 2017	December 31, 2016
Assets:
Post-Transplant	$48,734	$41,169
Pre-Transplant	34,831	35,561
Total assets	$83,565	$76,730

Revenues by geographic regions are based upon the customers’ ship-to address for pre-transplant revenues and the region of testing for post-transplant revenues. The following table summarizes reportable revenues by geographic regions (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
North America	$38,204	$33,215	$28,144
Europe	7,980	6,270	—
Australia	411	—	—
Rest of the World	1,729	1,146	—
Total	$48,324	$40,631	$28,144

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2017	December 31, 2016
Long-lived assets:
North America	$1,206	$2,052
Europe	776	879
Australia	93	—
Total	$2,075	$2,931

17. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is a managing director of M.M. Dillon, and as such, the Company considered M.M. Dillon to be a related party. M.M. Dillon acted as one of the Company’s financial advisors and placement agents in connection with the Private Placement and Subsequent Financing in 2016 (as described in Note 11).

18. SUBSEQUENT EVENTS

JGB Repayment Notice

On March 1, 2018, the Company notified JGB of its intent to prepay on April 13, 2018 (the “Prepayment Date”) in full the outstanding principal and interest under the Debentures. Pursuant to the terms of the Debentures, on the Prepayment Date, the Company is obligated to pay the full amount of the outstanding principal balance of the Debentures, plus accrued and unpaid interest thereon and a prepayment premium equal to 8% of the outstanding principal balance in cash.

From January 1, 2018 through March 22, 2018, the Company has received notices of conversion from JGB for an aggregate of $20.8 million of principal and accrued interest of the JGB Debt to be converted into an aggregate of 4,800,530 shares of the Company’s common stock, reducing the outstanding principal of the JGB debt to $5.9 million, as of March 22, 2018.

Commitment to Term Loan

On March 1, 2018, the Company entered into a binding commitment letter (the “Commitment Letter”) with Perceptive Credit Holdings II, LP (“Perceptive”), pursuant to which, subject to the conditions set forth therein, Perceptive committed to provide the Company with a loan of up to $35.0 million, subject to funding in two tranches (the “New Term Loan”).  The funding of the New Term Loan is expected to be on the Prepayment Date, at which time the Company may request to draw up to $35 million in two tranches subject to the satisfaction of several customary conditions.  The Commitment Letter contemplates that the New Term Loan will mature on the fifth anniversary of the Prepayment Date, will have an interest rate of 9% plus the greater of the one-month LIBOR or

1.5%, will require interest only payments for the first three years, and may be prepaid by the Company in whole or in part at any time, subject to a prepayment fee.  The Commitment Letter provides that the Term Loan will be secured by substantially all of the Company’s assets and a pledge of 65% of the equity interests of CareDx International AB.

Under the terms of the Commitment Letter, the Company is required to repay the Company’s total outstanding indebtedness and expect to use the remaining funds for general corporate purposes.  Upon repayment to JGB, $9.4 million of the Company’s restricted cash will become available for use.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2017 and 2016. The Company believes this information reflects all recurring adjustments necessary to fairly present this information when read in conjunction with the Company’s financial statements and the related notes. Net loss per share, basic and diluted, for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. The acquisition of Allenex in the June 30, 2016 quarter affects the comparability of the financial data presented below.

Quarter Ended:	March 31	June 30	September 30	December 31
	(In thousands, except share and per share data)
2017
Consolidated Statement of Operations Data:
Total revenue	$11,584	$12,046	$12,191	$12,503
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(5,562)	$(3,968)	$(14,268)	$(31,671)
Net loss per common share attributable to CareDx, Inc., basic	$(0.26)	$(0.19)	$(0.63)	$(1.13)
Net loss per common share attributable to CareDx, Inc., diluted	$(0.26)	$(0.19)	$(0.63)	$(1.13)
Shares used in calculation of net loss per share attributable to CareDx, Inc., basic	21,343,782	21,412,480	22,526,615	27,983,033
Shares used in calculation of net income loss per share attributable to CareDx, Inc., diluted	21,343,782	21,412,480	22,526,615	27,983,033

Consolidated Balance Sheet Data:
Total assets	$80,322	$77,738	$75,093	$83,565
Long-term debt, net of current portion	$-	$-	$21,174	$18,338

2016
Consolidated Statement of Operations Data:
Total revenue	$6,562	$10,735	$12,475	$10,859
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(9,752)	$(10,470)	$(3,764)	$(15,483)
Net loss per common share attributable to CareDx, Inc., basic	$(0.81)	$(0.77)	$(0.20)	$(0.73)
Net loss per common share attributable to CareDx, Inc., diluted	$(0.81)	$(0.77)	$(0.26)	$(0.73)
Shares used in calculation of net loss per share attributable to CareDx, Inc., basic	11,969,714	13,568,120	19,098,626	21,270,151
Shares used in calculation of net income loss per share attributable to CareDx, Inc., diluted	11,969,714	13,568,120	19,481,424	21,270,151

Consolidated Balance Sheet Data:
Total assets	$48,834	$100,453	$102,092	$76,730
Long-term debt, net of current portion	$11,368	$10,072	$8,496	$1,098

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2017.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 2013 Internal Control-Integrated Framework.  Based on our assessment, management has concluded its internal controls over financial reporting were effective as of December 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Management identified the following four material weaknesses in our internal control over financial reporting as of December 31, 2016:

•	Certain areas of our financial statement close process:
o

The operating effectiveness of our controls were inadequate to identify an incorrect classification of the deferred consideration payable to the Former Majority Shareholders within our consolidated statement of cash flows following the Allenex acquisition;

o	The operating effectiveness of our controls were inadequate to ensure our bonus accrual and deferred purchase consideration balances were accurate;
o	The operating effectiveness of our controls were inadequate to ensure the proper application of foreign exchange rates in our consolidation process; and
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

•	A failure to properly apply the revenue recognition criteria to certain contractual arrangements with payers:
o	We did not design our controls to ensure the proper analysis and review of the terms and conditions of contractual arrangements, which affected the timing and amount of revenue recognized; and
o	We did not design our controls over the review of our aged accounts receivables to identify transactions that were improperly included in accounts receivable.
•	A failure in the design and implementation of controls over our accounting for inventory valuation:
o	We did not design and implement transaction level or management review controls to ensure the proper valuation of inventories at the acquired Allenex entities.

Despite the existence of these previously identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K accurately present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods in conformity with U.S. GAAP.

Remediation Efforts to Address Material Weaknesses

During fiscal year 2017, we prepared and implemented a remediation plan to address the underlying causes of the material weaknesses described above. The following steps were taken to remediate the material weaknesses:

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
•

Designed and implemented effective internal controls related to the valuation of inventories at the acquired Olerup entities, including both transaction level controls performed by the accounting personnel at Olerup and management review controls performed by CareDx management.

We have tested the controls mentioned above and believes we are operating effectively and therefore we believe we have remediated the material weakness. We cannot assure you that the measures taken in response to these material weaknesses will be sufficient to avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

There were key changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes are discussed above in our remediation efforts.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in connection with the Annual Meeting of Stockholders to be held in 2018, or the 2018 Proxy Statement. To the extent that we do not file the 2018 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller and other employees who perform financial or accounting functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their CareDx-related activities. Our Company’s Code of Business Conduct and Ethics is available on its website at www.caredx.com under the heading “Compliance” under the section titled “Company”.  We will post on this section of our website any amendment to our Code of Business Conduct and Ethics, as well as any waivers of our Code of Business Conduct and Ethics that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market LLC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the Company’s 2018 Proxy Statement. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017. To the extent that we do not file the 2018 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to from the information contained in the 2018 Proxy Statement. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017. To the extent that we do not file our 2018 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to from the information contained in our 2018 Proxy Statement. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017. To the extent that we do not file the 2018 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2018 Proxy Statement.  The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.  To the extent that we do not file the 2018 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated May 17, 2014, by and between Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.1	07/15/2015

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated June 9, 2014, by and between the Registrant, Monitor Acquisition Corporation, ImmuMetrix, Inc. and Mattias Westman, as Holders’ Agent.	S-1/A	333-196494	2.2	06/25/2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	08/28/2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36536	3.4	08/28/2014

4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	03/31/2015

4.2	Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.	10-K	001-36536	4.2	03/31/2015

4.3#	1998 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.2	06/03/2014

4.4#	2008 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-196494	10.3	06/03/2014

4.5#	ImmuMetrix, Inc. 2013 Equity Incentive Plan	S-1	333-196494	10.19	06/03/2014

4.6#	2014 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-197493	4.4	07/18/2014

4.7#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.	SC TO-I	005-88252	99(d)(3)	10/12/2017

4.8#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	7/18/2014

4.9#	2016 Inducement Equity Incentive Plan.	S-8	333-211538	4.1	5/23/2016

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

4.10#	Form of Warrant.	8-K	001-36536	10.3	4/14/2016

4.11	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.	8-K	001-36536	4.2	3/15/2017

4.12	Form of 9.5% Original Issue Discount Senior Secured Debenture issued to the Purchasers on March 15, 2017.	8-K	001-36536	4.1	03/15/2017

10.1#	Chief Executive Employment Agreement, dated September 19, 2012, by and between the Registrant and Peter Maag.	S-1	333-196494	10.6	06/03/2014

10.2#	Offer Letter, dated July 31, 2006, by and between the Registrant and James Yee.	S-1	333-196494	10.7	06/03/2014

10.3#	Offer Letter, dated November 21, 2006, by and between the Registrant and Mitchell Nelles.	S-1	333-196494	10.10	06/03/2014

10.4#	Offer Letter, dated October 18, 2011, by and between the Registrant and Michael D. Goldberg.	S-1	001-36536	4.1	03/31/2015

10.5#	Offer Letter, dated April 8, 2014, by and between the Registrant and George Bickerstaff, III.	10-K	001-36536	10.14	03/31/2015

10.6#*	Offer Letter, between the Registrant and Sasha King, dated October 20, 2017.	10-K			3/22/2018

10.7#	Offer Letter, between the Registrant and Michael Bell, dated as of April 21, 2017.	10-K	001-36536	10.43	04/21/2017
10.8#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	06/03/2014

10.9#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	06/03/2014

10.10#	Executive Incentive Compensation Plan.	10-K	001-36536	4.1	03/31/2015

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.11 #	Outside Director Compensation Policy.	10-K	001-36536	10.1	07/19/2016

10.12	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	06/03/2014

10.13†	PCR Patent License Agreement, dated November 16, 2004, by and between the Registrant and Roche Molecular Systems, Inc., and amendments thereto.	S-1	333-196494	10.14	06/03/2014

10.14†	Distribution and Licensing Agreement, dated June 20, 2013, by and between the Registrant and Diaxonhit SA.	S-1/A	333-196494	10.15	06/25/2014

10.15†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	S-1/A	333-196494	10.17	07/15/2014

10.16†	Settlement Agreement and Mutual Release, dated September 11, 2014, by and between the Registrant and Roche Molecular Systems, Inc.	10-Q	001-36536	10.14.1	11/14/2014

10.17	Conditional Share Purchase Agreement between the Registrant and Midroc Invest AB, dated as of December 16, 2015.	8-K	001-36536	99.1	12/22/2015

10.18	Amendment to Conditional Share Purchase Agreement between the Registrant and Midroc Invest AB, dated as of February 8, 2016.	8-K	001-36536	99.1	2/12/2016

10.19	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and Midroc Invest AB, effective as of December 31, 2016.	8-K	001-36536	10.1	01/23/2017

10.20	Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and Midroc Invest AB.	10-Q	001-36536	10.1	08/11/2017

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.21	Fourth Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated November 14, 2017, between the Registrant and Midroc Invest AB.	8-K	001-36536	10.1	11/15/2017

10.22	Conditional Share Purchase Agreement between the Registrant and FastPartner AB, dated as of December 16, 2015.	8-K	001-36536	99.2	12/22/2015

10.23	Amendment to Conditional Share Purchase Agreement between the Registrant and FastPartner AB, dated as of February 8, 2016.	8-K	001-36536	99.2	02/12/2016

10.24	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and FastPartner AB, effective as of December 31, 2016.	8-K	001-36536	10.2	01/23/2017
10.25	Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement dated July 1, 2017, between the Registrant and FastPartner AB.	10-Q	001-36536	10.2	8/11/2017
10.26	Fourth Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated November 14, 2017, between the Registrant and FastPartner AB.	8-K	001-36536	10.2	11/15/2017

10.27	Conditional Share Purchase Agreement between the Registrant and Xenella Holding AB, dated as of December 16, 2015.	8-K	001-36536	99.3	12/22/2015

10.28	Amendment to Conditional Share Purchase Agreement between the Registrant and Xenella Holding AB, dated as of February 8, 2016.	8-K	001-36536	99.3	02/12/2016

10.29	Second Amendment to Conditional Share Purchase Agreement, between the Registrant and Xenella Holding AB, effective as of December 31, 2016	8-K	001-36536	10.3	01/23/2017

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.30	Third Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated July 1, 2017, between the Registrant and Xenella Holding AB.	10-Q	011-36536	10.3	8/11/2017
10.31	Fourth Amendment to Conditional Share Purchase Agreement and Conversion Agreement, dated November 14, 2017, between the Registrant and Xenella Holding AB.	8-K	001-36536	10.1	11/15/2017

10.32	Securities Purchase Agreement, among the Registrant and the investors named therein, dated as of April 12, 2016.	8-K	001-36536	10.1	04/14/2016

10.33	Securities Purchase Agreement, among the Registrant and the investors named therein, dated as of June 15, 2016.	8-K	001-36536	10.1	06/15/2016

10.34	Securities Purchase Agreement dated March 15, 2017 between the Registrant and the Purchasers.	8-K	001-36536	10.1	03/15/2017
10.35	Security Agreement dated March 15, 2017 between the Registrant and JGB Collateral LLC.	8-K	001-36536	10.2	03/15/2017
10.36	Voting Agreement, among the Registrant and the investors named therein, dated as of April 12, 2016.	8-K	001-36536	10.2	04/14/2016

10.37	Registration Rights Agreement dated March 15, 2017 between the Registrant and the Purchasers.	8-K	011-36536	4.3	3/15/2017

10.38	Registration Rights Agreement dated July 3, 2017 among the Registrant, FastPartner AB, Midroc Invest AB and Xenella Holding AB.	8-K	011-36536	4.1	11/14/2017
10.39	Amendment No. 1 to Registration Rights Agreement, dated November 14, 2017, among the Registrant, FastPartner AB, Midroc Invest AB and Xenella Holding AB.	8-K	011-36536	4.1	11/14/2017

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.40	Business Sale Agreement, between CareDx Pty Ltd and Conexio Genomics Pty Ltd., dated as of January 12, 2017.	10-Q	011-36536	10.6	6/9/2017
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (see page 146 of this Annual Report on Form 10-K).

31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the SEC.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREDX, INC.

By:	/s/ PETER MAAG
Peter Maag
President and Chief Executive Officer

Date: March 22, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Maag and Michael Bell, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ PETER MAAG Peter Maag	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2018

/s/ MICHAEL BELL Michael Bell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2018

/s/ MICHAEL D. GOLDBERG Michael D. Goldberg	Director	March 22, 2018

/s/ GEORGE W. BICKERSTAFF, III George W. Bickerstaff, III	Director	March 22, 2018

/s/ FRED E. COHEN Fred E. Cohen	Director	March 22, 2018

/s/ RALPH SNYDERMAN Ralph Snyderman	Director	March 22, 2018

/s/ WILLIAM HAGSTROM William Hagstrom	Director	March 22, 2018