Form 10-Q
period 2018-06-30
CareDx, Inc.
filed 2018-08-09
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

There were 36,346,124 shares of the registrant’s Common Stock issued and outstanding as of August 6, 2018.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$16,246	$16,895
Accounts receivable	8,072	2,991
Inventory	4,666	5,529
Prepaid and other assets	1,593	1,352
Total current assets	30,577	26,767
Property and equipment, net	2,360	2,075
Intangible assets, net	34,760	33,139
Goodwill	12,005	12,005
Restricted cash	177	9,579
Total assets	$79,879	$83,565
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,480	$3,391
Accrued payroll liabilities	5,576	5,013
Accrued and other liabilities	4,703	3,735
Deferred revenue	39	39
Deferred purchase consideration	378	407
Derivative liability	—	14,600
Current debt	—	15,721
Total current liabilities	14,176	42,906
Deferred rent, net of current portion	686	913
Deferred revenue, net of current portion	711	730
Deferred tax liability	3,693	4,933
Long-term debt, net of current portion	13,337	18,338
Contingent consideration	—	1,672
Common stock warrant liability	16,800	18,712
Other liabilities	1,524	1,315
Total liabilities	50,927	89,519
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 35,975,493 shares and 28,825,019 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	36	29
Additional paid-in capital	321,144	264,204
Accumulated other comprehensive loss	(4,108)	(2,345)
Accumulated deficit	(288,120)	(268,022)
Total CareDx, Inc. stockholders' equity (deficit)	28,952	(6,134)
Noncontrolling interest	—	180
Total stockholders’ equity (deficit)	28,952	(5,954)
Total liabilities and stockholders’ equity	$79,879	$83,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Testing services revenue	$13,997	$8,420	$24,601	$16,322
Product revenue	3,550	3,376	6,857	7,043
License and other revenue	276	250	418	265
Total revenue	17,823	12,046	31,876	23,630
Operating expenses:
Cost of testing services	4,568	3,011	8,680	6,068
Cost of product	2,639	2,178	4,911	4,505
Research and development	3,496	3,118	6,864	6,401
Sales and marketing	5,860	3,270	9,945	6,492
General and administrative	5,596	4,132	10,903	10,634
Goodwill impairment	—	—	—	1,958
Change in estimated fair value of contingent consideration	873	(64)	1,017	(285)
Total operating expenses	23,032	15,645	42,320	35,773
Loss from operations	(5,209)	(3,599)	(10,444)	(12,143)
Interest expense	(424)	(1,691)	(3,119)	(2,481)
Other expense, net	(42)	(188)	(2,851)	(874)
Change in estimated fair value of common stock warrant liability and derivative liability	(8,768)	1,067	(7,447)	5,195
Loss before income taxes	(14,443)	(4,411)	(23,861)	(10,303)
Income tax benefit	381	376	805	659
Net loss	(14,062)	(4,035)	(23,056)	(9,644)
Net loss attributable to noncontrolling interest	—	(67)	(25)	(114)
Net loss attributable to CareDx, Inc.	$(14,062)	$(3,968)	$(23,031)	$(9,530)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.40)	$(0.19)	$(0.71)	$(0.45)
Diluted	$(0.40)	$(0.19)	$(0.71)	$(0.45)
Weighted average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	35,549,837	21,412,480	32,599,032	21,378,321
Diluted	35,549,837	21,412,480	32,599,032	21,378,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(14,062)	$(4,035)	$(23,056)	$(9,644)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,625)	670	(1,762)	934
Net comprehensive loss	(15,687)	(3,365)	(24,818)	(8,710)
Comprehensive loss attributable to noncontrolling interest, net of tax	—	(72)	(25)	(124)
Comprehensive loss attributable to CareDx, Inc.	$(15,687)	$(3,293)	$(24,793)	$(8,586)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(23,056)	$(9,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,025	1,821
Amortization of inventory fair market value adjustment	189	170
Loss on conversion of JGB debt to shares of common stock	2,806	—
Amortization of debt discount and noncash interest expense	2,132	1,769
Revaluation of common stock warrant liability and derivative liability to estimated fair value	7,447	(5,195)
Stock-based compensation	3,217	886
Revaluation of contingent consideration to estimated fair value	1,017	(285)
Goodwill impairment charge	—	1,958
Changes in operating assets and liabilities:
Accounts receivable	(2,280)	(152)
Inventory	333	252
Prepaid and other assets	(296)	(189)
Accounts payable	195	422
Accrued payroll liabilities	686	(486)
Accrued and other liabilities	92	(710)
Change in deferred revenue	(19)	(12)
Change in deferred taxes	(892)	(542)
Net cash used in operating activities	(6,404)	(9,937)
Investing activities:
Acquisition of intangible assets through Illumina Licensing Agreement	(5,202)	—
Acquisition of Allenex AB minority interest	(692)	—
Purchase of property and equipment	(461)	(94)
Net cash used in investing activities	(6,355)	(94)
Financing activities:
Proceeds from debt, net of issuance costs	14,282	24,002
Proceeds from issuance of common stock under employee stock purchase plan	32	44
Principal payments on debt and capital lease obligations	(11,349)	(12,871)
Acquisition of Conexio Genomics Pty Ltd.	(91)	—
Change in short term credit facility	(677)	176
Proceeds from exercise of warrants	524	—
Repurchases of common stock under employee incentive plans	(142)	—
Proceeds from exercise of stock options	179	—
Net cash provided by financing activities	2,758	11,351
Effect of exchange rate changes on cash and cash equivalents	(50)	(64)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,051)	1,256
Cash, cash equivalents, and restricted cash at beginning of period	26,474	17,401
Cash, cash equivalents, and restricted cash at end of period	$16,423	$18,657
Supplemental disclosure of cash flow information:
Deferred purchase consideration	$—	$1,064
Contingent consideration shares issued	2,689	—

Cash, Cash Equivalents and Restricted Cash as of:	June 30, 2018	December 31, 2017
Cash and cash equivalents	$16,246	$16,895
Restricted cash	177	9,579
Total cash, cash equivalents and restricted cash at the end of period	$16,423	$26,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

CareDx, Inc. (“CareDx” or the “Company”) together with its subsidiaries, is a global transplant diagnostics company with product offerings along the pre- and post-transplant continuum.  The Company focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients.  In diagnostic testing services, the Company offers AlloMap®, which is a gene expression solution for heart transplant patients and AlloSure®, which is a donor-derived cell free DNA (“dd-cfDNA”) solution initially used for kidney transplant patients.  The Company also offers high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.

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

The Company also develops, manufactures, markets and sells products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.  Olerup SSP® is used to type Human Leukocyte Antigen (“HLA”) alleles, based on the sequence specific primer (“SSP”) technology.  Olerup SBTTM is a complete product range for sequence-based typing of HLA alleles. Olerup QTYPE® enables speed and precision in HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time polymerase chain reaction, or PCR methodology. QTYPE received CE mark certification on April 10, 2018.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $288.1 million at June 30, 2018. As of June 30, 2018, the Company had cash and cash equivalents of $16.2 million, and $13.3 million of debt outstanding, net of debt discount, under its debt obligations, of which none is current.

On April 17, 2018, the Company entered into a credit agreement with Perceptive Credit Holdings II, LP (“Perceptive”) for an initial term loan of $15.0 million (“the Perceptive Credit Agreement”) and repaid the outstanding indebtedness of the promissory notes previously issued to FastPartner AB and Mohammed Al Amoudi and the term loan and credit facility with Danske Bank A/S (“Danske”).  A second tranche of $10.0 million will be available at the Company’s option subject to the satisfaction of customary conditions. Refer to Note 10 for additional details.

The Company may require additional financing in the future to fund working capital and pay its obligations as they come due.  Additional financing might include issuance of equity securities, debt, cash from collaboration agreements or a combination of these.  However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. The Company believes its existing cash balance and expected revenues will be sufficient to meet its anticipated cash requirements for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.  These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.  The Company acquired CareDx International AB, formerly Allenex AB “Allenex”, on April 14, 2016.  Since the acquisition of Allenex through March 15, 2018, the Company owned less than 100% of the shares of Allenex and recorded a net loss attributable to noncontrolling interest in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained by the respective noncontrolling parties in such entities.  On March 15, 2018, the Company acquired the remaining noncontrolling interest in Allenex and has not reported any noncontrolling interest balances since this date.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

For the six months ended June 30, 2018 and 2017, approximately 45% and 28%, respectively, of total revenue was derived from Medicare. No other payers or customers represented more than 10% of total revenue for these periods.

At June 30, 2018 and December 31, 2017, approximately 24% and 16%, respectively, of accounts receivable was due from Medicare.  No other payer or customer represented more than 10% of accounts receivable on either June 30, 2018 or December 31, 2017.

Restricted Cash

A restricted cash balance of $9.4 million was released upon the full conversion of the debt obligation to JGB Collateral LLC and certain of its affiliates (“JGB”) (refer to Note 10) during the three months ended March 31, 2018 and is no longer classified as restricted cash.

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

Common Stock Warrant Liability and Derivative Liability

Common Stock Warrant Liability

On January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral of Mandatorily Redeemable Financial Instruments of Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  The Company determined that the common stock warrants issued to JGB (the “JGB Warrants”) meet equity classification criteria under the new standard and reclassified $6.6 million (the fair value of the JGB warrants as of January 1, 2018) from warrant liability to equity (additional paid in capital). The warrant issued to Perceptive (the “Perceptive Tranche A Warrant”), on April 17, 2018, also met the equity classification as noted in Note 13.The new standard did not impact the classification of the other warrants included in the warrant liability balance as these financial instruments have other than down-round anti-dilution adjustments features.

Derivative Liability

The convertible debt financing with JGB (the “JGB Debt”), included certain embedded derivatives that required bifurcation, including settlement and penalty provisions.  The combined embedded derivative was remeasured at each reporting period with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability in the condensed consolidated statements of operations.  As of March 27, 2018, the JGB Debt was fully converted to shares of the Company’s common stock.  The change in the fair market value of the derivative liability through March 27, 2018 was recorded in change in estimated fair value of common stock warrant liability and derivative liability in the condensed consolidated statements of operations.

On April 17, 2018, the Company entered into the Perceptive Credit Agreement, which included an embedded derivative that required bifurcation related to early repayment provision. This embedded derivative fair value of $0.2 million was recorded as debt issuance discount. Refer to Note 10 for additional details.  The derivative is remeasured at the end of each reporting period if debt remains outstanding with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability in the condensed consolidated statements of operations.

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

Testing Services Revenue

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

The healthcare providers that order the tests and on whose behalf CareDx provides testing services are generally not responsible for the payment of these services.  The first and second revenue recognition criteria are satisfied when the Company receives a test requisition form with payer information from the healthcare provider.  Generally, the Company bills third-party payers upon delivery of an AlloMap or AlloSure test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer.  The Company has used the portfolio approach, a practical expedient under Accounting Standards Codifications (“ASC”) Topic 606, to identify financial classes of payers. Transaction prices are determined for each financial class using history of reimbursements, including analysis of an average reimbursement per test and a percentage of tests reimbursed. The Company estimates revenue for non-contracted payers and self-payers using this methodology.  The estimate requires significant judgment. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable.

The Company monitors revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected or changes made to contracted rates.

Product Revenue

Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied.  The Company generally has a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.

License and Other Revenue

The Company generates revenue from license agreements.  License agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, contingent payments based on the occurrence of specified events under the agreements, license fees and royalties on sales of products or product candidates if they are successfully commercialized.  The Company’s performance obligations under the agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees.  The Company makes judgments to determine if performance obligations are distinct or should be combined and the transaction price allocated to each performance obligation, which affect the periods over which revenue is recognized.  The Company periodically reviews its estimated periods of performance based on the progress under each arrangement and accounts for the impact of any change in estimated periods of performance on a prospective basis. The Company constrains variable consideration, such as milestones, if it is probable that a significant portion of revenue would be reversed. The Company’s deferred revenue relates to one performance obligation, which should be recognized over time.

The Company did not recognize any revenue connected with milestones during the three or six months ended June 30, 2018 or 2017.

Cost of Testing Services

Cost of testing services reflects the aggregate costs incurred in delivering the Company’s testing services.  The components of cost of testing are materials and service costs, direct labor costs, stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples, and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties.  Prior to adoption of the new revenue guidance, the Company recorded costs of testing associated with performing tests (except royalties) in the period when tests were performed without consideration of whether revenue was recognized in the same period.  With the adoption of the new revenue standard on January 1, 2018, revenue and cost of testing for tests performed are recognized in the same period. Royalties for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing services at the time the test revenues are recognized.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted the new revenue accounting standard Revenue from Contracts with Customers (Topic 606) ("ASC 606") using the modified retrospective method. The adoption of ASC 606 resulted in a one-time adjustment of $2.9 million to accounts receivable and retained earnings on January 1, 2018.  The adjustment reflects the estimated payments to be received for tests where the result had been delivered at December 31, 2017, but associated revenue had not been recognized by December 31, 2017, because payment had not been received. The new standard did not impact the Company’s product revenue or license and other revenue, nor did it impact contract assets or contract liabilities.

The following table summarizes the impact of the ASC 606 adoption on accounts receivable as of June 30, 2018 (in thousands):

	Balance as Reported	Balance without the adoption of ASC 606	Impact of Adoption of ASC 606
Balance Sheets
Accounts Receivable	$8,072	$4,564	$3,508

The following table summarizes the impact to the statement of operations in accordance with the new revenue standard requirements for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	Balance As Reported	Balance without the adoption of ASC 606	Revenue Impact of adoption of ASC 606
Statements of Operations
Testing revenue	$13,997	$13,484	$513
Product revenue	3,550	3,550	—
License and other revenue	276	276	—
	$17,823	$17,310	$513

	Six Months Ended June 30, 2018
	Balance As Reported	Balance without the adoption of ASC 606	Revenue Impact of adoption of ASC 606
Statements of Operations
Testing revenue	$24,601	$24,076	$525
Product revenue	6,857	6,857	—
License and other revenue	418	418	—
	$31,876	$31,351	$525

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet.  The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU, No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. These ASUs will be effective for the Company on January 1, 2019 and the Company has chosen to use the practical expedient and recognize a cumulative-effect adjustment to the opening balance of the retained earnings.  The Company has created an implementation plan and is in the early stages of assessing the impact of the guidance on its consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral of Mandatorily Redeemable Financial Instruments of Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 is effective for all interim and annual reporting periods beginning on or after December 15, 2018 with early adoption permitted.  The Company adopted ASU 2017-11 on January 1, 2018, and the adoption resulted in the JGB common stock warrant liability balance being reclassified to additional paid in capital (Refer to Note 13).

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is effective for all interim and annual reporting periods beginning on or after December 15, 2018. The Company will adopt ASU 2018-07 on January 1, 2019 and does not expect the adoption to have a material impact to the condensed consolidated financial statements.

3. NET LOSS PER SHARE

Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic and diluted net loss per share	$(14,062)	$(3,968)	$(23,031)	$(9,530)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share attributable to CareDx, Inc.	35,549,837	21,412,480	32,599,032	21,378,321
Net loss per share attributable to CareDx, Inc.:
Basic and diluted	$(0.40)	$(0.19)	$(0.71)	$(0.45)

The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares of common stock subject to outstanding options	2,561,458	1,898,389	2,561,458	1,898,389
Shares of common stock subject to outstanding common stock warrants	3,328,089	4,509,926	3,328,089	4,509,926
Shares of common stock subject to convertible notes	—	6,092,105	—	6,092,105
Shares of common stock subject to contingent consideration	—	227,845	—	227,845
Restricted stock units	896,904	353,807	896,904	353,807
Total common stock equivalents	6,786,451	13,082,072	6,786,451	13,082,072

On October 10, 2017, the Company completed an underwritten public offering (the “2017 Public Offering”), pursuant to which the Company issued and sold an aggregate of 4,992,840 shares.  During 2017 and the three months ended March 31, 2018, 6,415,039 shares of common stock subject to convertible notes were issued due to the conversion of the JGB Debt.  In the three months ended June 30, 2018, the Company achieved the milestone of performing 2,500 commercial AlloSure tests; therefore, the Company issued 227,845 shares of common stock to the former owners of ImmuMetrix, Inc. (“IMX”) that was previously considered contingent consideration.

The Perceptive Credit Agreement includes a Tranche B loan of $10.0 million available at the Company’s option at any time from April 17, 2018 to April 17, 2019 (the “Tranche B Term Loan”). If the Tranche B Term Loan is funded, the Company will issue to Perceptive an additional warrant to purchase up to 93,333 shares of common stock.

4. FAIR VALUE MEASUREMENTS

The Company records its financial assets and liabilities at fair value except for its debt, which was recorded at amortized cost.  The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$12,958	$—	$—	$12,958
Liabilities
Common stock warrant liability	—	—	16,800	16,800
Perceptive derivative liability	—	—	235	235
Total liabilities	$—	$—	$17,035	$17,035

	December 31, 2017
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$13,097	$—	$—	$13,097
Liabilities
Contingent consideration	$—	$—	$1,672	$1,672
Common stock warrant liability	—	—	18,712	18,712
JGB derivative liability	—	—	14,600	14,600
Total liabilities	$—	$—	$34,984	$34,984

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Common Stock Warrant Liability	JGB Derivative Liability	Perceptive Derivative Liability	Total
Balance as of December 31, 2017	$1,672	$18,712	$14,600	—	$34,984
Exercise of warrants	—	(127)	—	—	(127)
Conversion of JGB debt to common stock (Note 10)	—	—	(12,066)	—	(12,066)
Reclassification to equity (Note 2)	—	(6,550)	—	—	(6,550)
Issuance of Perceptive derivative liability	—	—	—	235	235
Change in estimated fair value	(1,672)	4,765	(2,534)	—	559
Balance as of June 30, 2018	$-	$16,800	$—	$235	$17,035

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds - Investments in money market funds are classified within Level 1.  At June 30, 2018 and December 31, 2017, money market funds were included on the balance sheets in cash and cash equivalents.

•	Perceptive Credit Agreement - The Company has recorded its debt with Perceptive at carrying value. The fair value is consistent with its carry value of $13.3 million as of June 30, 2018.
•

Contingent consideration liability - As of December 31, 2017, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of IMX in conjunction with its acquisition of IMX in June 2014. The shares were issuable upon the Company completing 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020.  The fair value of the contingent consideration is estimated using the closing market price of the common stock multiplied by management’s estimate of the probability of achievement of the contingency condition disclosed above, as of each period end.  The probability of achievement of a contingency condition was a significant input in the Level 3 measurement and was 100% in presented periods. Increases (decreases) in the estimation of the probability percentage resulted in a directionally similar impact to the fair value of the contingent consideration liability.  The Company achieved the contingent consideration milestone of 2,500 commercial tests and issued the 227,845 shares in the three months ended June 30, 2018.  There is no contingent consideration outstanding at June 30, 2018.

•

Common stock warrant liability – The Company utilizes a binomial-lattice pricing model (the “Monte Carlo Simulation Model”) that involves a market condition simulation to estimate the fair value of the warrants.  The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants.  Increases (decreases) in the assumptions discussed above result in a directionally similar impact to the fair value of the common stock warrant liability.

•

JGB Debt derivative liability –The Company utilized the Monte Carlo Simulation Model to estimate the fair value of the compound derivative liability recorded in connection with the JGB Debt.  The Monte Carlo Simulation Model used multiple input assumptions to simulate the likelihood that market conditions will be achieved through 100,000 random trials. These assumptions included the expected term of the embedded derivative, the volatility of the Company’s stock prices and its peers’ stock prices over such expected term, likelihood, timing, and amount of future equity financing rounds, the likelihood of any prepayment or default events, the likelihood of monthly redemptions by the JGB Debt holders, and the likelihood and ability of JGB to convert the debt into equity.  In each iteration of the simulations these assumptions were used to simulate the Company’s stock price drawing from a risk neutral distribution, the occurrence of a conversion event, the occurrence of a prepayment event, the occurrence of a default event, and any resulting payoff from such event. The average present value over all iterations of the simulation was then calculated.  Increases (decreases) in the assumptions discussed above result in a directionally similar impact to the fair value of the derivative liability.  The assumptions used in this simulation model were reviewed on a quarterly basis and adjusted, as needed.  For the six months ended June 30, 2017 and from January 1, 2018 to March 27, 2018, the Company recorded the changes in fair value of the derivative liability of $1.3 million income and of $2.5 million income, respectively, in the change in estimated value of common stock warrant liability and derivative liability in its condensed consolidated statements of operations.  The derivative liability was re-measured and fully extinguished upon the final JGB Debt conversion on March 27, 2018 (see Note 10).

•

Perceptive Credit Agreement derivative liability – The Company used a net present value analysis to estimate the fair value of the embedded derivative liability recorded in connection with the Perceptive Credit Agreement.  The assumptions used in the analysis were the discount rate, the probability of early repayment during the term of the Credit Agreement and the expected term of the derivative.  An increase in the discount rate will result in a decrease in liability and an increase in the probability of early repayment will result in an increase in liability. The assumptions used in this analysis will be reviewed on a quarterly basis and adjusted, as needed. For the three months ended June 30, 2018, the Company recorded the changes in fair value of the derivative liability of less than $0.1 million income in the change in estimated value of common stock warrant liability and derivative liability in its condensed consolidated statements of operations.

Common Stock Warrant Liability and Derivative Liability Valuation Assumptions

	June 30, 2018	December 31, 2017
Private Placement Common Stock Warrant Liability
Stock Price	$12.24	$7.34
Exercise Price	$1.12	$1.12
Remaining term (in years)	4.79	5.29
Volatility	75.00%	66.00%
Risk-free interest rate	2.68%	2.21%
Subsequent Financing Common Stock Warrant Liability
Stock Price	$12.24	$7.34
Exercise Price	$4.00	$4.00
Remaining term (in years)	4.96	5.46
Volatility	75.00%	65.00%
Risk-free interest rate	2.69%	2.21%
Placement Agent Common Stock Warrant Liability
Stock Price	$12.24	$7.34
Exercise Price	$1.12	$1.12
Remaining term (in years)	2.79	3.29
Volatility	87.00%	82.00%
Risk-free interest rate	2.57%	1.99%
Perceptive Derivative Liability
Remaining term (in years)	4.80	—
Discount rate	7.50%	—%
JGB Common Stock Warrant Liability
Stock Price	—	$7.34
Exercise Price	—	$4.67
Remaining term (in years)	—	4.71
Volatility	—%	69.00%
Risk-free interest rate	—%	1.89%
JGB Derivative Liability
Stock Price	—	$7.34
Remaining term (in years)	—	2.16
Volatility	—%	69.00%
Risk-free interest rate	—%	2.14%

5. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Business Combinations

Allenex

On April 14, 2016, the Company acquired 98.3% of the outstanding common stock of Allenex, a transplant diagnostic company based in Stockholm, Sweden that developed, manufactured and sold products that help match donor organs with potential recipients prior to transplantation.  Allenex had a presence and direct distribution channels in the United States and Europe, with additional third party distributors in Europe and other markets around the world. Under the terms of the Conditional Share Purchase Agreements entered into on December 16, 2015, as amended, and the tender offer prospectus dated March 7, 2016, and as a result of the tender offer, the aggregate purchase consideration paid by the Company was approximately $34.1 million and consisted of (i) $26.9 million of cash, of which $5.7 million (which represents SEK 50,620,000 as of the acquisition date) was deferred purchase consideration originally payable to Midroc Invest AB, FastPartner AB and Xenella Holding AB, the former majority shareholders of Allenex (the “Former Majority Shareholders”) by no later than March 31, 2017, subject to certain contingencies being met, and (ii) the issuance of 1,375,029 shares of the Company’s common stock valued at $7.2 million.

Of the total cash consideration, $8.0 million of cash payable to the Former Majority Shareholders was deposited into an escrow account by the Company and subsequently invested in the Company by the Former Majority Shareholders through a purchase of the Company’s equity securities in a private placement.  Upon the completion of such private placement, certain contingencies in the Conditional Share Purchase Agreements were waived. On June 8, 2016, the Company delisted Allenex’s common stock from Nasdaq Stockholm.

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

Conexio

On January 20, 2017, the Company acquired the business assets of Conexio Genomics Pty. Ltd (“Conexio”). Prior to the acquisition, the Company was the exclusive distributor of the Conexio SBTTM product line for all countries excluding Australia.  The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling SBT products.  The Company paid $0.4 million in cash and will make quarterly payments of 20% of the gross revenue from the sale of SBT products up to an aggregate total of $0.7 million.  During each of the six months ended June 30, 2018, and June 30, 2017, the Company paid less than $0.1 million.  The Company accounted for this transaction as a business combination.

Asset Acquisition

Illumina License and Commercialization Agreement

On May 4, 2018, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with Illumina, which provides the Company with certain worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in the field of bone marrow and solid organ transplantation diagnostic testing (the “Field”).  As a result, from June 1, 2018, the Company is the exclusive worldwide distributor of Illumina’s TruSight HLA v1 and v2 product line. In addition, the Company was also granted the exclusive right to develop and commercialize other NGS product lines for use in the Field.

The License Agreement required the Company to make a $5.0 million initial cash payment to Illumina and further requires the Company to pay royalties in the mid-single to low-double digits on sales of future commercialized products. Pursuant to the License Agreement, the Company is obligated to complete timely development and commercialization of other NGS product lines for use in the Field, and has agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023.

As the License Agreement did not meet the definition of a business combination under FASB ASC Topic 805, Business Combinations, the Company accounted for the transaction as an asset acquisition. In an asset acquisition goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired.

Costs relating to the assets acquired were $5.2 million, comprising of the cash consideration of $5.0 million and associated transaction costs of $0.2 million. A deferred tax balance was not required to be established on the License Agreement date as the book and tax basis of the intangible assets was equivalent to the amount paid.

The allocation of the purchase price to identified intangible assets acquired was based on the Company's best estimate of the fair value of such assets as of the acquisition date. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The Company determined the estimated fair values using Level 3 inputs after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management.

Customer relationships represent the fair value of future projected revenue that is expected to be derived from sales of TruSight HLA products to existing customers of Illumina. The customer contracts and related relationships value has been estimated utilizing a multi-period excess earnings method under income approach, which reflects the present value of the projected cash flows that are expected to be generated by the customer relationships less charges representing the contribution of other assets to those cash flows that use projected cash flows with and without the intangible asset in place. The economic useful life was determined based on the life of the products, assuming that the existing customers will remain with the Company until the products becomes obsolete. The Company utilized a discount rate of 18% in estimating the fair value of the customer relationships.

The acquired in-process technology represents the fair value of products in development that have not reached commercial production at the date of acquisition. The fair value of the products was also determined using the multi-period excess earnings method under income approach. A rate of 30% and 40% for the AlloSeq HLA acquired in-process technology and the AlloSeq BMT acquired in-process technology, respectively, was utilized to discount the cash flows to the present value. The acquired in-process technology will not be amortized until completion of the related products, which is determined by when the products commence commercial production. Upon completion, each acquired in-process technology product will be amortized over its estimated useful life.

The following table summarizes the fair values of the intangible assets acquired as of the closing date (in thousands):

	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships: TruSight HLA	$380	2.6
Acquired in-process technology: AlloSeq HLA	2,719	—
Acquired in-process technology: AlloSeq BMT	2,103	—
Total	$5,202

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.  The Company reported $12.0 million of goodwill on the condensed consolidated balance sheet as of each of June 30, 2018 and December 31, 2017.

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

There were no indicators of impairment in the three and six months ended June 30, 2018.

Intangible Assets

The following tables present details of the Company’s intangible assets as of June 30, 2018 (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships: Allenex	$12,650	$(1,810)	$(1,117)	$9,723	12.5
Customer relationships: Conexio	28	(5)	(1)	22	7.6
Customer relationships: TruSight HLA	380	(12)	—	368	2.5
Developed technology: Olerup SSP	11,650	(2,524)	(987)	8,139	7.5
Acquired technology: Olerup QTYPE	4,510	(528)	(402)	3,580	12.5
Acquired technology: Olerup SBT	127	(21)	(6)	100	7.6
Acquired technology: dd-cfDNA	6,650	(381)	—	6,269	12.3
Trademarks	2,260	(384)	(139)	1,737	12.5
Total intangible assets with finite lives	$38,255	$(5,665)	$(2,652)	$29,938
Acquired in-process technology: AlloSeq HLA	2,719	—	—	2,719	—
Acquired in-process technology: AlloSeq BMT	2,103	—	—	2,103	—
Total intangible assets	$43,077	$(5,665)	$(2,652)	$34,760

The following tables present details of the Company’s intangible assets as of December 31, 2017 (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Remaining Useful Life (In Years)

Customer relationships: Allenex	$12,650	$(1,394)	$(250)	$11,006	13.0
Customer relationships: Conexio	28	(3)	1	26	8.1
Developed technology: Olerup SSP	11,650	(1,942)	(258)	9,450	8.0
Acquired technology: Olerup QTYPE	4,510	(376)	(84)	4,050	13.0
Acquired technology: Olerup SBT	127	(14)	5	118	8.1
Acquired technology: dd-cfDNA	6,650	(127)	—	6,523	12.9
Trademarks	2,260	(310)	16	1,966	13.0
Total intangible assets	$37,875	$(4,166)	$(570)	$33,139

Amortization expense was $0.6 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively.  For the three months ended June 30, 2018, expenses of $0.4 million and $0.2 million were amortized to cost of product and sales and marketing expense, respectively.  For the three months ended June 30, 2017, expenses of $0.4 million and $0.2 million were amortized to cost of product and sales and marketing expense, respectively.  Amortization expense was $1.2 million for each of the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018, expenses of $0.7 million and $0.5 million were amortized to cost of product and sales and marketing, expense, respectively.  For the six months ended June 30, 2017, expenses of $0.7 million and $0.5 million were amortized to cost of product and sales and marketing expense, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2018 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
Remainder of 2018	$949	$533	$1,482
2019	1,893	1,067	2,960
2020	1,893	1,067	2,960
2021	1,893	920	2,813
2022	1,893	920	2,813
2023	1,893	920	2,813
Thereafter	7,673	6,424	14,097
Total future amortization expense	$18,087	$11,851	$29,938

The Company evaluates the carrying value of the intangible assets, not subject to amortization, related to in‑process research and development (“IPR&D”) assets, which are considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the IPR&D assets will not occur until the products reach commercialization. During the period the assets are considered indefinite‑lived, they are tested for impairment on an annual basis, as well as between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate that the fair values of the IPR&D assets are less than their carrying amounts. An impairment loss would be recorded when the fair value of an IPR&D asset is less than its carrying value. If and when development is complete, which generally occurs when the products are made commercially available, the associated IPR&D asset will be deemed definite‑lived and will then be amortized based on its estimated useful life.

7. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$1,379	$2,569
Work in progress	1,548	1,471
Raw materials	1,739	1,489
Total inventory	$4,666	$5,529

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Clinical studies	$1,580	$1,115
Test sample processing fees	614	633
Shares withheld in lieu of taxes	557	—
Deferred rent – current portion	419	419
Professional fees	398	475
Customer overpayments and refunds due	259	270
Capital leases – current portion	139	13
Accrued royalty	159	—
Software implementation costs	50	94
Accrued interest payable	37	81
Other accrued expenses	491	635
Total accrued and other liabilities	$4,703	$3,735

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in Brisbane, California; West Chester, Pennsylvania; Fremantle, Australia; and Stockholm, Sweden.  The lease for the Company’s facility in Vienna, Austria is on a month-to-month basis. The facility leases expire at various dates through 2020.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

Rent expense under the non-cancelable operating leases was $0.4 million for each of the three months ended June 30, 2018 and 2017. Rent expense under the non-cancelable operating leases was $0.9 million for each of the six months ended June 30, 2018 and 2017. Future minimum lease commitments under these operating and capital leases on June 30, 2018, are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
Remainder of 2018	$85	$1,111
2019	162	2,133
2020	157	2,046
2021	45	10
2022	—	7
Total future minimum lease payments	$449	$5,307

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

Under the license agreement, the Company incurred royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the condensed consolidated statements of operations.  Royalty expenses in connection with the Roche agreement were $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively.  Effective September 30, 2017, no future royalties are payable by the Company under the Roche agreement.

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

Commercial sales of AlloSure, which incorporates the licensed technology from Stanford, began in October 2017. In each of the three and six months ended June 30, 2018, the Company incurred royalties of $0.2 million to Stanford.

Conexio

On January 20, 2017, the Company acquired the business assets of Conexio, which included machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products. The Company makes quarterly payments to Conexio of 20% of the gross revenue from the sale of the SBT products using the purchased assets up to an aggregate total of $0.7 million.  During the three months ended June 30, 2018 and June 30, 2017, the Company paid less than $0.1 million and nil, respectively.  During each of the six months ended June 30, 2018 and June 30, 2017, the Company paid less than $0.1 million.

Illumina

On May 4, 2018, the Company entered into the License Agreement with Illumina. The License Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of future commercialized products. In the three months ended June 30, 2018, the Company paid no royalties to Illumina.

Other Commitments

Pursuant to the License Agreement with Illumina, the Company is obligated to complete timely development and commercialization of other NGS product line for use in the Field, and has agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023.

Litigation

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

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2018 and as of December 31, 2017.

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

Other performance obligations for which the Company may recognize revenue includes agreed-upon per unit pricing for the supply of AlloMap products, and additional royalties that are payable upon the achievement of various sales milestones by Diaxonhit. Commercial sales of the AlloMap test began in the EEA in June 2014.  Total revenues and royalties recognized from this arrangement for each of the three months ended June 30, 2018 and 2017 were $10,000.  Total revenue and royalties recognized from this arrangement for each of the six months ended June 30, 2018 and 2017 were $19,000.

CardioDx, Inc.

In 2005, the Company entered into a services agreement with what at the time was a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX.  Each company granted the other a worldwide license to certain of its intellectual property rights.  Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products. The royalty obligation to the Company continues until 2019.  The Company recognizes royalty revenues when payments are received as it was assessed that collection was not able to be estimated. Royalty revenues for each of the three months ended June 30, 2018 and 2017 were $0.2 million.  Royalty revenues for the six months ended June 30, 2018 and 2017 were $0.3 million and $0.2 million, respectively.  Royalty revenues are included in license revenue on the condensed consolidated statements of operations.  The Company had no receivable balance from CDX as of June 30, 2018 and December 31, 2017.

10. DEBT

Debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
JGB Debt	$—	$7,743
Danske Bank Credit Facility	—	6,763
SSP Primers Loan	—	1,215
Current portion of long-term debt	$—	$15,721

Perceptive Credit Agreement	$13,337	$—
JGB Debt	—	14,168
Danske Bank Term Loan	—	—
FastPartner Subordinated Promissory Notes	—	2,400
Al Amoudi Subordinated Promissory Notes	—	1,770
Long-term debt, net of current portion	$13,337	$18,338

Unamortized debt discount and issuance costs as of June 30, 2018 and December 31, 2017 were $1.7 million and $4.6 million, respectively.  Total interest accrued on debt as of June 30, 2018 and December 31, 2017 was nil and $0.3 million, respectively.  The current accrued interest balance of $0.1 million and long-term accrued interest balance of $0.2 million as of December 31, 2017, were recorded in accrued and other liabilities and in other liabilities long-term, respectively, in the condensed consolidated balance sheets.

As of June 30, 2018, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
2021	$2,025
2022	2,700
2023	10,275
Total debt maturities	15,000
Less: debt discount and issuance costs	(1,663)
Long-term debt, net carrying value	13,337

Perceptive Credit Agreement

On April 17, 2018, the Company entered into a credit agreement with Perceptive for an initial term loan of $15.0 million (“Tranche A Term Loan”) with a second tranche of $10.0 million available at the Company’s option, subject to the satisfaction of customary conditions (the “Tranche B Term Loan” and, together with the “Tranche A Term Loan”, the “Term Loam”).  Approximately $11.1 million of the proceeds of the Tranche A Term Loan were used to fully repay the Company’s outstanding indebtedness, including accrued interest, with FastPartner AB, Mohammed Al Amoudi and Danske on April 17, 2018. The remainder of the proceeds will be used for general corporate purposes.

In connection with the Perceptive Credit Agreement, the Company entered into a Security Agreement with Perceptive, as administrative agent. The Security Agreement provides that the Term Loan is secured by substantially all of the Company’s assets and a pledge of 65% of the equity interests of CareDx International AB.  The Term Loan accrues interest per annum at 9.00% (the “Applicable Margin”) plus the greater of the one-month LIBOR or 1.5%.  Payments under the Perceptive Credit Agreement are interest-only until the first principal payment is due on April 30, 2021, followed by monthly payments of principal and interest through the scheduled maturity date on April 17, 2023. The Term Loan may be prepaid by the Company, in whole or in part at any time, subject to a prepayment fee.

The Company paid a fee of $0.3 million to Perceptive in its capacity as the administrative agent under the Security Agreement. In addition, on April 17, 2018, the Company issued to Perceptive the Perceptive Tranche A Warrant to purchase up to 140,000 shares of common stock of the Company at an initial exercise price of $8.60. The Perceptive Tranche A Warrant will be exercisable commencing on October 17, 2018 and will terminate, if not earlier exercised, on April 17, 2025.

The Tranche B Term Loan is available at the Company’s option at any time from April 17, 2018 to April 17, 2019, subject to the Company achieving certain product revenue targets and satisfying customary conditions. In the event the Company exercises its option for the Tranche B Term Loan, the Company will pay to Perceptive as the administrative agent out of the proceeds of the Tranche B Term Loan a fee in the amount equal to 1.75% of the principal amount of the Tranche B Term Loan advanced on such date. If the Tranche B Term Loan is funded, the Company will issue to Perceptive an additional warrant (the “Tranche B Warrant”), to purchase up to 93,333 shares of common stock at an initial exercise price of $8.60 and with other terms consistent with the Tranche A Warrant.

The Perceptive Credit Agreement contains financial covenants related to minimum cash balance and trailing twelve month revenue. As of June 30, 2018, the Company was in compliance with the financial covenants.

The Perceptive Credit Agreement provides for customary events of default, including, among other things, nonpayments of principal, interest and other amounts, inaccuracies in representations and warranties, failure to comply with covenants, defaults on other material indebtedness, bankruptcy or insolvency, judgments, changes of control or impairments of Perceptive’s security interests. Upon the occurrence of an event of default and following any applicable cure periods, if any, the Applicable Margin shall automatically increase 3.00% per annum (the “Default Rate”). This Default Rate may be applied to the outstanding loan balances, and the Agent may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Perceptive Credit Agreement.  The Company concluded that the early repayment provisions were an embedded derivative liability requiring bifurcation. This embedded derivative liability will be re-measured at each reporting period and the change in fair value will be recognized in the consolidated statement of operations.

The following table summarizes the Company’s carrying value of the Perceptive Security Agreement (in thousands) on April 17, 2018, the issuance date (in thousands):

April 17, 2018
Debt principal	$15,000
Less:
Issuance cost	(669)
Discount related to issued warrants	(784)
Embedded derivative liability	(245)
Total debt discount	(1,698)
Carrying value	$13,302

JGB Debt

On March 15, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with JGB pursuant to which the Company issued to JGB debentures (the “Debentures”) with an aggregate principal amount of $27.8 million and warrants to purchase shares of the Company’s common stock (the “JGB Warrants”) for net proceeds of $24.0 million (the “Financing”).  The Company used $11.2 million of the net proceeds from the Financing to repay its existing indebtedness under the Loan Agreement with East West Bank and was required to maintain restricted cash of $9.4 million.

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

A quarterly debt covenant in the Term Loan Facility with Danske was violated on March 31, 2017, June 30, 2017, and September 30, 2017.  The Company obtained a waiver for these violations.  The waiver was conditional upon, among other things, the Company making a principal repayment of SEK 6,000,000 (approximately $0.7 million) by October 31, 2017.  This amount was paid on October 31, 2017. The Company was not in compliance with certain debt covenants as of December 31, 2017 or March 31, 2018.  The Company repaid the full outstanding amount of SEK 47,000,000 (approximately $5.6 million), including accrued interest of SEK 142,000 (approximately $17,000), under the Danske Term Loan and Credit Facility on April 17, 2018.

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

On July 1, 2017, the Company entered into a note agreement with FastPartner (the “FastPartner Note Agreement”) pursuant to which, among other things, Allenex and FastPartner agreed that all amounts owed under the above subordinated promissory notes would be governed by the FastPartner Note Agreement and to defer repayment of the principal outstanding amount of SEK 15,400,000 (approximately $1.9 million) plus accrued interest of $0.5 million until March 31, 2019.  Interest began accruing on such amount at a rate of 10% per annum, and in the event the Company makes any cash amortization repayments to JGB of the JGB Debt, or any replacement debt, Allenex will repay in cash a portion of the amount outstanding under the FastPartner Note Agreement equal to 8% of any such cash amortization repayment. As of each of March 31, 2018 and December 31, 2017, the principal outstanding amount remained at SEK 19,757,000 (approximately $2.4 million).  The Company repaid the full amount outstanding of SEK 21,300,000 (approximately $2.5 million), including accrued interest of SEK 1,600,000 (approximately $0.2 million), under the FastPartner Note Agreement on April 17, 2018.

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

On July 1, 2017, the Company entered into a note agreement with Mohammed Al Amoudi (the “Al Amoudi Note Agreement”) pursuant to which, among other things, Allenex and Mohammed Al Amoudi agreed to defer repayment of the principal outstanding amount of SEK 10,600,000 (approximately $1.3 million) plus accrued interest of $0.5 million until March 31, 2019. Interest began accruing on such amount at a rate of 10% per annum, and in the event the Company makes any cash amortization repayments to JGB of the JGB Debt, or any replacement debt, Allenex will repay in cash a portion of the amount outstanding under the Al Amoudi Note Agreement equal to 6% of any such cash amortization repayment.  As of each of March 31, 2018 and December 31, 2017, the principal outstanding amount remained at SEK 14,575,000 (approximately $1.7 million).  The Company repaid the full amount outstanding of SEK 15,700,000 (approximately $1.9 million), including accrued interest of SEK 1,200,000 (approximately $0.1 million) under the Al Amoudi Note Agreement on April 17, 2018.

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

Contingent Consideration Liability

The Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of ImmuMetrix, Inc., or IMX, in conjunction with its acquisition of IMX in June 2014. The shares were issuable upon the Company completing 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020.  The Company achieved the contingent consideration milestone of 2,500 commercial tests and issued the 227,845 shares in the period ended June 30, 2018.

12. 401(K) PLAN

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the employee plan. For each of the three and six months ended June 30, 2018, the Company incurred an expense of $0.1 million related to contributions into the plan.

13. WARRANTS

The Company issues common stock warrants in connection with debt or equity financings to a lender, a placement agent or an investor.  Issued warrants are considered standalone financial instruments and the terms of each warrant are analyzed for equity or liability classification in accordance with US GAAP. Warrants that are classified as liabilities usually have various features that would require net-cash settlement by the Company. Warrants that are not liabilities, derivatives and/or meet exception criteria are classified as equity. Warrants liabilities are re-measured at fair value at each period end with changes in fair value recorded in the condensed statements of operations until expired or exercised. The Company utilizes the Monte Carlo Simulation Model to estimate the fair value of its warrants.  Refer to Note 4 for further details. Warrants that are classified as equity are valued at fair value on the date of issuance, recorded in additional paid in capital and not re-measured.

On January 1, 2018, the Company adopted new accounting guidance (refer to Note 2) and reclassified the warrants to purchase 1,338,326 shares of common stock issued to JGB from liability to equity at the fair value of $6.6 million.

In the three months ended June 30, 2018, warrants to purchase 445,000 shares of common stock were exercised for a cash payment of $0.5 million.  In the six months ended June 30, 2018, warrants to purchase 468,000 shares of common stock were exercised for a cash payment of $0.5 million. The warrant liability was re-measured prior to the exercise and a change in fair value of $5.2 million and $5.4 million was recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2018, respectively.

As of June 30, 2018, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
August 2009	Equity	10 years	$21.78	33,473
July 2010	Equity	9 years	$21.78	6,694
August 2012	Equity	7 years	$21.78	167,182
January 2015	Equity	5 years	$6.96	34,483
April 2016 (a)	Liability	7 years	$1.12	469,124
April 2016 (b)	Liability	5 years	$1.12	136,300
June 2016 (c)	Liability	7 years	$4.00	1,002,507
March 2017 (d)	Equity	5 years	$4.67	1,338,326
April 2018 (e)	Equity	7 years	$8.60	140,000
April 2018 (f)	Equity	7 years	$8.60	93,333
				3,421,422

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

(e)	Issued on April 17, 2018 in connection with the Perceptive Credit Agreement.
(f)

The Perceptive Credit Agreement included a Tranche B loan amount available at the Company’s option at any time from April 17, 2018 to April 17, 2019. If the Tranche B Term Loan is funded, the Company will issue Perceptive a Tranche B Warrant to purchase up to 93,333 shares of common stock an exercise price of $8.60. The Perceptive Tranche B Warrant is considered issued for accounting purposes only and will not be exercisable unless and until legally issued in connection with a funding of the Tranche B Term Loan.

14. STOCK INCENTIVE PLANS

Stock Options and Restricted Stock Units (“RSU”)

The following table summarizes option and unvested RSU activity under the Company’s 2014 Equity Incentive Plan and 2016 Inducement Plan and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2017	156,429	1,941,473	$4.21	439,926	$4.39
Additional options authorized	1,957,075	—	—	—	—
Restricted stock grants	(17,919)	—	—	—	—
RSUs granted	(714,834)	—	—	714,834	11.63
RSUs forfeited	13,050	—	—	(13,050)	4.87
RSUs vested	—	—	—	(244,806)	9.30
Repurchases of common stock under employee incentive plans	67,656
Options granted	(809,634)	809,634	11.05	—	—
Options exercised	—	(167,379)	1.07	—	—
Options forfeited	20,453	(20,453)	4.78	—	—
Options expired	1,817	(1,817)	3.55	—	—
Balance—June 30, 2018	674,093	2,561,458	$6.57	896,904	$8.83

The total intrinsic value of options exercised was $0.9 million in the six months ended June 30, 2018.

As of June 30, 2018, the total intrinsic value of outstanding RSUs was approximately $3.0 million and there were $6.6 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.37 years.

As of June 30, 2018, the total intrinsic value of outstanding options was approximately $13.6 million and there were $5.8 million of unrecognized compensation costs related to options, which are expected to be recognized over a weighted-average period of 3.33 years.

Options outstanding that have vested and are expected to vest at June 30, 2018 are as follows:

	Number of Shares Issued	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Vested	991,627	$6.57	6.73	$7,400
Expected to vest	1,360,609	7.83	7.54	6,191
Total	2,352,236			$13,591

2014 Employee Stock Purchase Plan

During the offering period in 2017 that ended on December 31, 2017, 34,176 shares were purchased for aggregate proceeds of $0.1 million from the issuance of shares, which occurred on January 4, 2018.  During the offering period in 2018 that ended on June 30, 2018, 42,534 shares were purchased for aggregate proceeds of $0.3 million from the issuance of shares, which occurred on July 2, 2018.

Valuation Assumptions

The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock options
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	66.00%	55.46-57.71%	68.75%	53.07%-57.71%
Risk-free interest rate	2.76%	1.90-1.96%	2.71%	1.90%-2.12%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	105.32%	62.27%	105.32%	62.27%
Risk-free interest rate	1.61%	0.65%	1.61%	0.65%
Expected dividend yield	—%	—%	—%	—%

Risk-free Interest Rate: The Company based the risk-free interest rate over the expected term of the award based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of grant.

Volatility: The Company used an average historical stock price volatility of its own stock and those comparable public companies that were deemed to be representative of future stock price trends.

Expected Term: The expected term represents the period for which the Company’s stock-based compensation awards are expected to be outstanding and is based on analyzing the vesting and contractual terms of the awards and the holders’ historical exercise patterns and termination behavior.

Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs and ESPP shares for the three and six months ended June 30, 2018 and 2017, included in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of testing	$191	$63	$252	$119
Research and development	462	111	675	175
Sales and marketing	466	57	529	95
General and administrative	1,393	264	1,761	497
Total	$2,512	$495	$3,217	$886

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.  In addition, no amounts of stock-based compensation expense were capitalized for the periods presented.

15. INCOME TAXES

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  For each of the three months ended June 30, 2018 and 2017, the Company recorded an income tax benefit of $0.4 million.  For the six months ended June 30, 2018 and 2017, the Company recorded an income tax benefit of $0.8 million and $0.7 million, respectively.  The income tax benefit of $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses.  The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. Accordingly, the U.S. net deferred tax assets have been offset by a full valuation allowance.

In accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the three and six months ended June 30, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

Starting in 2018, companies may be subject to global intangible low tax income (“GILTI”), which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under SAB 118. The Company has not yet made an election with respect to GILTI and does not believe GILTI will have an impact on the Company’s 2018 taxes. The Company will continue to review the GILTI and BEAT rules to determine their applicability to the Company as the rules become effective.

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

The Company has identified the following two reportable segments, which are the same as its operating segments:

•

Post-Transplant: This segment focuses on discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients.  In post-transplant diagnostics, the Company offers AlloMap, which is a heart transplant molecular test and AlloSure, which is a donor-derived cell free DNA (“dd-cfDNA”) test initially used for kidney transplant patients.

•

Pre-Transplant: This segment develops, manufactures, markets and sells high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.  The pre-transplant product lines include Olerup branded products SSP, SBT, QTYPE and TruSight HLA.

There were no intersegment sales for the three and six months ended June 30, 2018 or 2017. The following table summarizes the operating results of the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Segments
Revenues	$17,823	$12,046	$31,876	$23,630
Operating loss	(5,209)	(3,599)	(10,444)	(12,143)
Depreciation and amortization	986	887	2,025	1,821
Post-Transplant
Revenues	$14,171	$8,670	$24,917	$16,587
Operating loss	(3,138)	(2,662)	(6,333)	(8,121)
Depreciation and amortization	316	236	645	498
Pre-Transplant
Revenues	$3,652	$3,376	$6,959	$7,043
Operating loss	(2,071)	(937)	(4,111)	(4,022)
Depreciation and amortization	670	651	1,380	1,323

	June 30, 2018	December 31, 2017
Assets:
Post-Transplant	$48,851	$48,734
Pre-Transplant	31,028	34,831
Total assets	$79,879	$83,565

Revenues by geographic regions are based upon the customers’ ship-to address for pre-transplant product revenues and the region of testing for post-transplant service revenue.  The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Post-Transplant	Pre-Transplant	Post-Transplant	Pre-Transplant
Revenues:
North America	$14,147	$1,489	$8,647	$983
Europe	24	1,856	23	1,863
Australia	—	31	—	125
Rest of the World	—	276	—	405
Total	$14,171	$3,652	$8,670	$3,376

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Post-Transplant	Pre-Transplant	Post-Transplant	Pre-Transplant
Revenues:
North America	$24,876	$2,418	$16,549	$1,983
Europe	41	3,829	38	3,922
Australia	—	105	—	241
Rest of the World	—	607	—	897
Total	$24,917	$6,959	$16,587	$7,043

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2018	December 31, 2017
Long-lived assets:
North America	$1,572	$1,206
Europe	708	776
Australia	80	93
Total	$2,360	$2,075

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, or the SEC, on March 22, 2018.

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

These forward-looking statements may include, but are not limited to, statements concerning the following:

•	our ability to generate revenue from sales of AlloMap, AlloSure and future testing services, if any, and our ability to increase the commercial success of these testing services;
•	our ability to generate revenue from sales of Olerup SSP, Olerup SBT, Olerup QTYPE, TruSight HLA, and future products, if any, and our ability to increase the commercial success of these products;
•	our ability to generate revenue from the license and commercialization agreement with Illumina, Inc.;
•

our plans and ability to develop and commercialize new solutions for the surveillance of heart, kidney, and other solid organ transplant recipients; our plans and ability to continue updating our products, services and technology to maintain our leading position in the surveillance market for solid organ transplants;

•	our plans and ability to continue updating our sequence specific primer products and technology to maintain our leading position in the SSP market;
•	our plans and ability to develop, commercialize, and/or distribute new gene expression, cell free DNA and Next Generation Sequencing technology and post-transplant solutions;
•	our ability to obtain additional financing on terms favorable to us, or at all;
•	our ability to remain eligible to use Registration Statements on Form S-3 for capital-raising transactions;
•	our ability to obtain, maintain and expand reimbursement coverage from payers for AlloMap, AlloSure and other future testing services, if any;
•	the outcome or success of our clinical trial collaborations and registry studies;
•	our dependence on certain of our suppliers, service providers, and other distribution partners;
•	our compliance with federal, state and foreign regulatory requirements;
•	the favorable review of our testing services and product offerings, and our future solutions, if any, in peer-reviewed publications;
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

Testing Services

AlloMap

Our first commercialized testing solution, the AlloMap heart transplant molecular test, or AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection.  Since 2005, we have sought to expand the adoption and utilization of our AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance.  We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants.  In 2008, AlloMap received 510(k) clearance in 2008, from the U.S. Food and Drug Administration, or FDA, for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection.

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

We have also successfully completed a number of landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap for surveillance of heart transplant recipients.  We initially established the analytical and clinical validity of AlloMap on the basis of our Cardiac Allograft Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of

Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies.  The results of our clinical trials have also been presented at major medical society congresses.

During the first six months of 2018, there were 7,979 AlloMap patient test results provided to 128 of the approximately 135 heart transplant management centers in the United States.

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

Prior to the commercialization of AlloSure, we generated a strong body of clinical evidence.  In late 2015, we announced the completion of analytical validation of AlloSure.  A report describing the analytical validation of AlloSure including clinical validation detailing the quality, reality, and consistency of analytical results information for heart transplant, appeared in the November 2016 issue of The Journal of Molecular Diagnostics.  The Circulating Donor-Derived Cell-Free DNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial, sponsored by us, was conducted between April 2015 and January 2018.  DART is a 14 center observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection.  By the time of completion of the first analysis, 384 patients were followed in DART for up to 24 months.  The results demonstrated that increased levels of dd-cfDNA, determined by the AlloSure assay, discriminated active rejection of a kidney transplant more effectively than serum creatinine values. In collaboration with clinical investigators, we published these findings in the scientific peer-reviewed Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017. A total of 2,109 patient visits had been accrued in DART by January 2018; we plan to analyze and report on additional findings from this dataset in 2018 and into the future.

In late 2017, we established the Kidney Allograft Outcomes AlloSure Registry, or K-OAR, study to develop further data on the clinical utility of AlloSure for surveillance of kidney transplant recipients. We will invite 35 centers to join K-OAR, and we anticipate staggered activation of these study centers throughout 2018.  As of June 30, 2018, 27 centers have been initiated as K-OAR study sites.

During the first six months of 2018, there were 3,351 AlloSure patient test results provided.  Since launch, AlloSure has been ordered by 76 kidney transplant centers in the United States.

Products

We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Olerup SSP® is used to type Human Leukocyte Antigen, or HLA alleles, based on the sequence specific primer, or SSP technology.  Olerup SBTTM is a complete product range for sequence-based typing of HLA alleles. Olerup QTYPE enables speed and precision in HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time polymerase chain reaction, or PCR, methodology. QTYPE received CE mark certification on April 10, 2018.

On May 4, 2018, we entered into a License and Commercialization Agreement (the “License Agreement”) with Illumina, Inc. (“Illumina”), which provides us with worldwide distribution, development and commercialization rights to Illumina’s next generation sequencing (“NGS”) product line for use in transplantation diagnostic testing.

As a result, on June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines for use in the field of bone marrow and solid organ transplantation diagnostic testing.

Recent Highlights

•	Accelerated AlloSure penetration in key kidney transplant centers
-	As of June 30, 2018, 76 U.S. transplant centers have provided AlloSure testing
-	Continued progress in AlloSure K-OAR enrollment, with 27 centers initiated as of June 30, 2018 and 237 K-OAR patients enrolled
-	Notable presence at the 2018 American Transplant Congress including a standing room only symposium on clinical experiences with AlloSure.
•	Achieved total revenue of $17.8 million for the second quarter of 2018, increasing 48% year-over-year
-	Testing services revenue of $14.0 million, with 2,300 AlloSure and 4,132 AlloMap patient results provided
-	Product revenue of $3.6 million.
•	Broadened testing services and product offerings
-	Entered into partnership with Illumina to develop and sell Next Generation Sequencing transplant products
-	Launched HeartCare, a comprehensive solution for surveillance of heart transplant patients, combining AlloMap with AlloSure-Heart
-	Validated Olerup QTYPE on multiple platforms and received CE mark certification.

Financial Operations Overview

Revenue

We derive our revenue from testing services, products sales and license and other revenues. On January 1, 2018, we adopted the new revenue accounting standard Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective method. The adoption of ASC 606 resulted in a one-time adjustment of $2.9 million to accounts receivable and retained earnings.  This adjustment reflects the estimated payments to be received for tests where the result had been delivered at December 31, 2017, but the associated revenue had not been recognized by December 31, 2017, because payment had not been received. Under the new accounting standard, revenue is recorded considering a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, an entity satisfies a performance obligation.

Testing Services Revenue

Our testing revenue is derived from AlloMap and AlloSure tests, which represented 79% and 77% of our total revenues for the three and six months ended June 30, 2018, respectively, and 70% and 69% of our total revenues for the three and six months ended June 30, 2017, respectively.  We currently market AlloMap and AlloSure in the U.S. to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners.  The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services.  Amounts received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of an AlloMap or AlloSure test result report to the healthcare provider.  As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

Our product revenue is derived primarily from sales of Olerup and TruSight branded products.  Product revenue represented 20% and 22% of total revenue for the three and six months ended June 30, 2018, respectively, and 28% and 30% of total revenue for the three and six months ended June 30, 2017, respectively.  Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied, which is generally upon the product shipment.

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

We did not recognize any revenue connected with milestones during the three or six months ended June 30, 2018 or 2017.

Cost of Testing Services

Cost of testing services reflects the aggregate costs incurred in delivering our testing services.  The components of cost of testing services are materials and service costs, direct labor costs, stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties.  Prior to adoption of the new revenue guidance, we recorded cost of testing services associated with performing tests (except royalties) in the period when tests were performed without consideration of whether revenue was recognized in the same period. With the adoption of the new revenue standard on January 1, 2018, revenue and cost of testing services for tests performed are recognized in the same period. Royalties for licensed technology, calculated as a percentage of test revenues, are recorded as license fees in cost of testing at the time the test revenues are recognized.

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

Research and Development Expenses

Research and development expenses, including clinical operations, represent costs incurred to develop diagnostic products and services, high quality evidence to support use of our tests, as well as continued efforts related to improving our existing product and service lines.  These expenses include payroll and related expenses, consulting expenses, laboratory supplies, clinical studies and certain allocated expenses as well as amounts incurred under certain collaborative agreements. Research and development costs are expensed as incurred.  We record accruals for estimated study costs comprised of work performed by contract research organizations under contract terms.

Sales and Marketing Expenses

Sales and marketing expenses represent costs incurred to sell, promote and increase awareness of our existing products and services to transplant centers and hospital laboratories.  These efforts also include education of patients, clinicians, payers, and other relevant decision makers.  Sales and marketing expenses include payroll and related expenses, educational and promotional expenses, and infrastructure expenses, including allocated facility and overhead costs.  Compensation related to sales and marketing includes annual salaries and eligibility for periodic bonuses based on the achievement of predetermined sales goals or other management objectives.

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

Goodwill Impairment

We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if impairment indicators are present.  In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  We identified an impairment of $2.0 million related to goodwill allocated to the Pre-Transplant reporting unit.

No goodwill impairment indicators were present in the three or six months ended June 30, 2018 and therefore no impairment was recorded.

Change in Estimated Fair Value of Contingent Consideration

We revalue our contingent consideration obligation liability in connection with our acquisition of IMX in 2014 at each reporting period.  Changes in the fair value of our contingent consideration obligation are recognized as a component of operating expense within our condensed consolidated statements of operations.  We achieved the contingent consideration obligation milestone of 2,500 commercial tests and issued 227,845 shares in the period ended June 30, 2018.  There is no contingent consideration outstanding as of June 30, 2018.

Interest Expense

Interest expense is associated with borrowings under our loan agreements and also includes debt discount amortization.

Other Expense

Other expense includes gains and losses on foreign currency transactions, on debt extinguishment, and other miscellaneous expenses.  During the six months ended June 30, 2018 we recorded $2.8 million loss on the conversion of the JGB debt as the difference between the value of the shares of common stock issued on the days of conversion and the amount of principal debt converted on those days, net of the allocated debt discount and derivative liability balances.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

Common stock warrants issued in connection with our debt and equity financings are considered freestanding financial instruments and are analyzed as to whether they meet equity or liability classification in accordance with US GAAP. Warrants that meet liability classification are re-measured at each period end with changes in fair value recorded in our condensed consolidated statements of operations until these warrants are exercised or expire. On January 1, 2018, we adopted Accounting Standards Update No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral of Mandatorily Redeemable Financial Instruments of Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception and this resulted in the liability balance for our warrants issued to JGB being reclassified to equity on the date of adoption.

The JGB debt included certain embedded derivatives that required bifurcation, including settlement and penalty provisions.  The embedded derivative was remeasured at each reporting period with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability in the condensed consolidated statements of operations.  As of March 27, 2018, the JGB debt had fully converted to shares of our common stock.  On April 17, 2018, we entered into the Perceptive Credit Agreement, which included an embedded derivative that required bifurcation related to early repayment provision.  We record changes in the fair value of the derivative liabilities in the change in estimated value of common stock warrant liability and derivative liability in our condensed consolidated statements of operations.

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

There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended June 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2017, except as discussed in Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

(In thousands)

	Three Months Ended June 30,
	2018	2017	Change
Revenue:
Testing services revenue	$13,997	$8,420	$5,577
Product revenue	3,550	3,376	174
License and other revenue	276	250	26
Total revenue	17,823	12,046	5,777
Operating expenses:
Cost of testing services	4,568	3,011	1,557
Cost of product	2,639	2,178	461
Research and development	3,496	3,118	378
Sales and marketing	5,860	3,270	2,590
General and administrative	5,596	4,132	1,464
Change in estimated fair value of contingent consideration	873	(64)	937
Total operating expenses	23,032	15,645	7,387
Loss from operations	(5,209)	(3,599)	(1,610)
Interest expense	(424)	(1,691)	1,267
Other expense, net	(42)	(188)	146
Change in estimated fair value of common stock warrant liability and derivative liability	(8,768)	1,067	(9,835)
Income tax benefit	381	376	5
Net loss	(14,062)	(4,035)	(10,027)
Net loss attributable to noncontrolling interest	—	(67)	67
Net loss attributable to CareDx, Inc.	$(14,062)	$(3,968)	$(10,094)

Testing Services Revenue

Testing services revenue increased by $5.6 million, or 66%, for the three months ended June 30, 2018 as compared to the same period in 2017.  This increase is mainly due to the 2,300 AlloSure test results provided in the three months ended June 30, 2018, following the launch of AlloSure in October 2017.  Additionally, AlloMap test results increased to 4,132 in the three months ended June 30, 2018, compared to 3,861 in the same period in 2017, and the Medicare reimbursement rate for AlloMap increased from $2,841 to $3,240 on January 1, 2018.

As described in Note 2 of the Condensed Consolidated Financial Statements, the adoption of ASC 606 on January 1, 2018, had a $0.5 million favorable impact on Testing Revenue for the three months ended June 30, 2018, compared to the revenue under the methodology used in the three months ended June 30, 2017.

Product Revenue

Product revenue increased by $0.2 million, or 5%, for the three months ended June 30, 2018, compared to the same period in 2017. The increase was due to increased sales of QTYPE and TruSight products related to the License Agreement with Illumina, partially offset by decreased sales of SSP and SBT products.

License and Other Revenue

License, and other revenue increased by less than $0.1 million for the three months ended June 30, 2018, compared to the same period in 2017.

Cost of Testing Services

Cost of testing services increased by approximately $1.6 million, or 52%, for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to the increase in test results provided for both AlloMap and AlloSure.

Cost of Product

Cost of product increased by $0.5 million, or 21%, for the three months ended June 30, 2018, compared to the same period in 2017.  The increase in cost of product in the three months ended June 30, 2018 mainly reflects $0.4 million charge related to an increase in inventory obsolescence provision.

Research and Development

Research and development expenses increased by $0.4 million, or 12%, for the three months ended June 30, 2018, compared to the same period in 2017 due to an increase in an increase personnel related expenses of $0.2 million, an increase of stock-based compensation expense of $0.1 million and an increase in materials of $0.2 million, partially offset by decreased QTYPE development fees of $0.1 million.

Sales and Marketing

Sales and marketing expenses increased by approximately $2.6 million, or 79%, for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to higher personnel related costs of $1.2 million associated with increased headcount, higher conference fees and travel costs associated with several key transplant industry events of $0.9 million, and increased stock-based compensation expense of $0.4 million.

General and Administrative

General and administrative expenses increased by $1.5 million, or 35%, for the three months ended June 30, 2018, compared to the same period in 2017.  This increase primarily reflects a $1.1 million increase in stock-based compensation expense, an increase of $0.3 million in personnel related expenses and a $0.3 million increase in expense related to the timing of audit and tax fees in 2018 as compared to the 2017 period, offset by lower legal fees of $0.2 million.

Change in Estimated Fair Value of Contingent Consideration

We estimated the contingent consideration liability fair value at each period end based on our common stock price at the end of the period and a probability of meeting the contractual milestone related to the number of tests sold by June 2020, in accordance with the IMX acquisition agreement.  The contingent consideration liability was settled in the three months ended June 30, 2018, with the achievement of the contractual milestone of 2,500 AlloSure tests.  Changes in the fair value of the contingent liability were $0.9 million expense compared to $0.1 million income for the three months ended June 30, 2018 and 2017 respectively.  The $0.9 million expense reflected an increase in our share price from April 1, 2018 to the date of issuance of the 227,845 shares and settlement of the liability.

Interest Expense

Interest expense decreased by $1.3 million for the three months ended June 30, 2018, compared to the same period in 2017. The interest expense of $0.4 million in the three months ended June 30, 2018, consisted primarily of interest expense and debt amortization recorded in relation to the Perceptive Credit Agreement entered into on April 17, 2018.

The interest expense of $1.7 million in the three months ended June 30, 2017, consisted of $1.3 million of interest expense and debt discount amortization related to the JGB debt, $0.2 million of interest expense recorded in relation to deferred purchase consideration owed to the former shareholders of Allenex and $0.2 million in interest expense recorded on the Allenex Notes, the Danske Bank Term Loan and the SSP Primers Loan.

The JGB Debt was entered into on March 15, 2017 and during the three months ended March 31, 2018 was converted into shares of our common stock. The deferred purchase consideration was related to the acquisition of Allenex and was settled in November 2017. The SSP Primers Loan was repaid in February 2018 and the Allenex Notes and Danske Bank Term Loan were repaid in April 2018.

Other Expense, Net

Other expense decreased by $0.1 million in the three months ended June 30, 2018 compared to 2017.  For the three months ended June 30, 2018, other expenses included $0.1 million in taxes and $48,000 in other charges, partially offset by $0.1 million in foreign exchange gains.  For the three months ended June 30, 2017, foreign exchange losses of $0.3 million were offset by a $0.1 million adjustment on the payment to settle a litigation liability.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $8.8 million expense in the three months ended June 30, 2018 and $1.1 million income in the comparative period in 2017.

The $8.8 million expense in the three months ended June 30, 2018 consisted of a $5.2 million remeasurement charge for warrants exercised during the period and a $3.6 million remeasurement charge related to the changes in fair value of our remaining common stock warrant liability. These remeasurement charges reflect the increase in the price of shares of our common stock during the three months ended June 30, 2018.

The $1.1 million income in the three months ended June 30, 2017, consisted of a remeasurement gain to reflect the decline in the price of shares of our common stock during this three month period.

As of January 1, 2018, we adopted the new accounting standard and reclassified the outstanding common stock warrant issued in connection with the JGB debt to equity. This warrant is not re-measured through earnings after January 1, 2018. Similarly, the Perceptive Tranche A Warrant, issued on April 17, 2018, by the Company in accordance with the Perceptive Credit Agreement, was classified as equity and excluded from the quarterly remeasurement.  Warrants issued in connection with a Private Placement transaction completed on April 14, 2016, and a subsequent financing completed on June 15, 2016 continue to be classified as liability and will be re-measured at the end of each reporting period until expired or exercised. Changes in the common stock fair value, estimated volatility and expected contractual term will significantly impact the fair value of the warrant liability.

Income Tax Benefit

For the three months ended June 30, 2018, we recorded an income tax benefit of $0.4 million on a loss before income taxes of $14.4 million.  This benefit primarily resulted from the expectation that amortization of the various intangible assets acquired, when completed and placed in service, is not expected to be deductible for tax purposes. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangibles.

Comparison of the Six Months Ended June 30, 2018 and 2017

(In thousands)

	Six Months Ended June 30,
	2018	2017	Change
Revenue:
Testing services revenue	$24,601	$16,322	$8,279
Product revenue	6,857	7,043	(186)
License and other revenue	418	265	153
Total revenue	31,876	23,630	8,246
Operating expenses:
Cost of testing services	8,680	6,068	2,612
Cost of product	4,911	4,505	406
Research and development	6,864	6,401	463
Sales and marketing	9,945	6,492	3,453
General and administrative	10,903	10,634	269
Goodwill Impairment	—	1,958	(1,958)
Change in estimated fair value of contingent consideration	1,017	(285)	1,302
Total operating expenses	42,320	35,773	6,547
Loss from operations	(10,444)	(12,143)	1,699
Interest expense	(3,119)	(2,481)	(638)
Other expense, net	(2,851)	(874)	(1,977)
Change in estimated fair value of common stock warrant liability and derivative liability	(7,447)	5,195	(12,642)
Income tax benefit	805	659	146
Net loss	(23,056)	(9,644)	(13,412)
Net loss attributable to noncontrolling interest	(25)	(114)	89
Net loss attributable to CareDx, Inc.	$(23,031)	$(9,530)	$(13,501)

Testing Services Revenue

Testing services revenue increased by $8.3 million, or 51%, for the six months ended June 30, 2018, compared to the same period in 2017.  This increase is mainly due to the 3,351 of AlloSure test results provided in the six months ended June 30, 2018, following the launch of AlloSure in October 2017. Additionally, AlloMap test results increased to 7,979 in the six months ended June 30, 2018, compared to 7,611 in the same period in 2017, and the Medicare reimbursement rate for AlloMap increased from $2,841 to $3,240 on January 1, 2018.

As described in Note 2 of the Condensed Consolidated Financial Statements, the adoption of ASC 606 on January 1, 2018, had a $0.5 million favorable impact on Testing Revenue for the six months ended June 30, 2018, compared to the revenue under the methodology used in the six months ended June 30, 2017.

Product Revenue

Product revenue decreased by $0.2 million, or 3%, for the six months ended June 30, 2018, due to a decrease in sales of SSP and SBT products compared to the same period in 2017, partially offset by sales of TruSight and increased sales of QTYPE.

License and Other Revenue

License and other revenue increased by $0.2 million for the six months ended June 30, 2018, which is primarily due to revenue earned from Illumina under our the License Agreement.

Cost of Testing

Cost of testing increased by approximately $2.6 million, or 43%, for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to the increase in test results provided for both AlloMap and AlloSure.

Cost of Product

Cost of product increased by $0.4 million, or 9%, for the six months ended June 30, 2018, compared to the same period in 2017.  The increase in cost of product in the six months ended June 30, 2018 mainly reflects a $0.4 million charge related to an increase in inventory obsolescence provision.

Research and Development

Research and development expenses increased by $0.5 million, or 7%, for the six months ended June 30, 2018, compared to the same period in 2017.  This increase reflects an increase of $0.5 million in stock-based compensation expense and an increase of $0.2 million of personnel related expense, partially offset by $0.2 million in decreased depreciation expense.

Sales and Marketing

Sales and marketing expenses increased by approximately $3.5 million, or 53%, for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in personnel related expenses of $1.8 million, higher conference fees and travel costs associated with several key transplant industry events of $1.1 million, and increased share-based compensation expenses of $0.4 million.

General and Administrative

General and administrative expenses increased by $0.3 million, or 3%, for the six months ended June 30, 2018, compared to the same period in 2017.  This increase primarily reflects an increase of $1.2 million in stock-based compensation expense and an increase of $0.5 million in personnel related expenses, partially offset by a reduction in audit and tax fees of $1.0 million and in consulting and professional fees of $0.4 million.

Goodwill Impairment

In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  We recorded a goodwill impairment charge of $2.0 million as of March 31, 2017. No impairment was identified in the six months ended June 30, 2018.

Change in Estimated Fair Value of Contingent Consideration

We estimated the contingent consideration liability fair value at each period end based on our common stock price at the end of the period and a probability of meeting the contractual milestone related to the number of tests sold by June 2020, in accordance with the IMX acquisition agreement. The contingent consideration liability was settled in the six months ended June 30, 2018, with the achievement of the contractual milestone of 2,500 AlloSure tests. Changes in fair value of the contingent liability were $1.0 million expense compared to $0.3 million income for the six months ended June 30, 2018 and 2017 respectively. The $1.0 million expense reflected an increase in our share price from January 1, 2018 to the date of the issuance of the 227,845 shares and the settlement of the liability.  Income of $0.3 million represented a decrease in share price for the comparable six month period in 2017.

Interest Expense

Interest expense increased by $0.6 million for the six months ended June 30, 2018, compared to the same period in 2017.

The interest expense of $3.1 million in the six months ended June 30, 2018, consisted of $2.5 million of interest expense and debt discount amortization related to the JGB debt, $0.4 million of interest expense and debt amortization recorded in relation to the Perceptive Credit Agreement entered into on April 17, 2018 and $0.2 million of interest expense recorded on the Allenex Notes, the Danske Bank Term Loan and the SSP Primers Loan.

The interest expense of $2.5 million in the six months ended June 30, 2017, consisted of $1.5 million of interest expense and debt discount amortization related to the JGB debt, $0.4 million of interest expense recorded in relation to deferred purchase consideration owed to the former shareholders of Allenex, $0.4 million in interest expense recorded on the Allenex Notes, the Danske Bank Term Loan and the SSP Primers Loan and $0.2 million of interest expense recorded on the East West Bank Debt.

The JGB Debt was entered into on March 15, 2017 and during the three months ended March 31, 2018 was converted into shares of our common stock. The deferred purchase consideration was related to the acquisition of Allenex and was settled in November 2017. The SSP Primers Loan was repaid in February 2018 and the Allenex Notes and Danske Bank Term Loan were repaid in April 2018. The outstanding indebtedness under the loan agreement with East West Bank was repaid in March 2017.

Other Expense, Net

Other expense increased by $2.0 million in the six months ended June 30, 2018 compared to 2017.  In the six months ended June 30, 2018, the other expense charge consisted of a loss of $2.8 million for the conversion of the JGB Debt in the three months ended March 31, 2018. In the six months ended June 30, 2017, the other expense charge consisted of a foreign exchange loss of $0.4 million, $0.3 million loss on early extinguishment of existing indebtedness under the Loan Agreement with East West Bank and a $0.1 million transaction settlement fee.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $7.5 million expense in the six months ended June 30, 2018 and $5.2 million income in the comparative period in 2017.

The $7.5 million expense in the six months ended June 30, 2018 consisted of a $5.4 million remeasurement charge for warrants exercised during the period and a $4.6 million remeasurement charge related to the changes in fair value of our remaining common stock warrant liability. These remeasurement charges reflect the increase in the price of shares of our common stock during the six months ended June 30, 2018.  These expenses were partially offset by a $2.5 million gain recorded for the changes in fair value of the JGB debt embedded derivative between January 1, 2018 and the conversion date of March 27, 2018.

The $5.2 million income in the six months ended June 30, 2017, comprised a remeasurement gain of $3.9 million related to the changes in fair value of common stock warrant liability and a $1.3 million gain for the change in fair value of the JGB embedded derivative. These gains were primarily caused by the effect of the decrease in our stock price on the mark-to–market valuations.

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

Income Tax Benefit

For the six months ended June 30, 2018, we recorded an income tax benefit of $0.8 million on a loss before income taxes of $23.9 million.  This benefit primarily resulted from the expectation that amortization of the various intangible assets acquired, when completed and placed in service, is not expected to be deductible for tax purposes. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangibles.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,404)	$(9,937)
Investing activities	(6,355)	(94)
Financing activities	2,758	11,351
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(50)	(64)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,051)	$1,256

Operating Activities

Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the statement of operations and changes in operating assets and liabilities. Cash used in operating activities for the six months ended June 30, 2018 was $6.4 million. Our net loss of $23.1 million was our primary use of cash in operating activities and included a number of noncash items. Our noncash items included a $7.4 million loss on the revaluation of common stock warrant and derivative liabilities to estimated fair value, a $3.2 million stock-based compensation expense, $2.8 million loss on the conversion of debt to shares of our common stock, $2.1 million amortization expense related to the JGB Debt debt discount, $2.0 million of depreciation and amortization expense, and $1.0 million contingent consideration revaluation expense.  Net operating assets decreased by $2.2 million.

Cash used in operating activities for the six months ended June 30, 2017 was $9.9 million. Our net loss of $9.6 million was our primary use of cash in operating activities; which also included a number of noncash items. Our noncash items included a $5.2 million gain on revaluation of warrants and derivative liabilities to estimated fair value, partially offset by $2.0 million of goodwill impairment related to our purchase of Allenex, $1.8 million of depreciation and amortization, $1.8 million of amortization of debt discount and noncash interest expense, and $0.9 million of stock-based compensation expense. Net operating assets decreased $1.4 million.

Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was $6.4 million and consisted of $5.2 million related to the acquisition of intangible assets per the Illumina License Agreement, $0.7 million for the acquisition of the Allenex AB minority interest and $0.5 million for purchases of property and equipment.

For the six months ended June 30, 2017, net cash used in investing activities was $0.1 million, primarily for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 of $2.8 million was primarily related to the $14.3 million net proceeds from the Perceptive Credit Agreement and cash proceeds of $0.5 million on the exercise of warrants, partially offset by $11.3 million of principal payments of the promissory notes issued to FastPartner AB and Mohammed Al Amoudi,, Danske Term Loan, and the SSP Primers Loan, and $0.7 million repayment of the Danske Credit Facility.

Net cash provided by financing activities for the six months ended June 30, 2017 of $11.4 million consisted primarily of $24.0 million in net proceeds received from the JGB Debt agreement in March 2017 and a $0.2 million increase in the Danske Credit Facility, partially offset by $12.9 million of principal payments on debt and capital lease obligations.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $288.1 million at June 30, 2018.  As of June 30, 2018, we had cash and cash equivalents of $16.2 million, and $13.3 million of debt, net of debt discount, outstanding under our long-term debt obligations.

Perceptive Credit Agreement

On April 17, 2018, we entered into a credit agreement with Perceptive for a term loan of $15.0 million and repaid the outstanding indebtedness under the Allenex Notes, and the Danske Term Loan and Credit Facility.  A second tranche of $10.0 million will be available at our option subject to the satisfaction of customary conditions.

Allenex Notes, Danske Term Loan and Danske Credit Facility

All outstanding amounts under the Allenex Notes of $4.4 million and Danske Term Loan and Credit Facility of $6.7 million were repaid on April 17, 2018.

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

Going Concern

We may require additional financing in the future to fund working capital and pay our obligations as they come due.  Additional financing might include one or more common stock offerings, debt, cash from collaboration agreements or a combination of these.  However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.  We believe our existing cash balance and expected revenues will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Factors Affecting Our Performance

The Number of AlloMap and AlloSure Tests We Receive and Report

The growth of our testing services revenue is tied to the number of AlloMap and AlloSure tests we receive and report.  Historically, less than two percent of AlloMap tests received are not reported due to improper sampling, damage in transit or other causes.  We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a test report.  As a result, the number of samples received largely correlates directly to the number of test reports.

The Number of Diagnostic Products We Sell

The growth of our product revenues is tied to the sales of the Olerup SSP, Olerup QTYPE, Olerup SBT and TruSight HLA product lines.  The product sales organizations are located in Stockholm, Sweden; Vienna, Austria; Fremantle, Australia and West Chester, Pennsylvania.  Products are sold directly to customers in 14 countries. We also use distributors to sell in approximately 60 countries.

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

Development of Additional Products and Services

We rely on sales of AlloMap, AlloSure, Olerup SSP, Olerup SBT, Olerup QTYPE and TruSight HLA to generate the majority of our revenue.  Our development pipeline includes other transplant diagnostic solutions to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime.  We expect to invest in research and development in order to develop additional products.  Our success in developing new products and services will be important in our efforts to grow our business by expanding the potential market for our products and diversifying our sources of revenue.

Timing of Research and Development Expenses

Our spending on experiments may vary substantially from quarter to quarter.  We also expend funds to secure clinical samples that can be used in discovery, product development, clinical validation, utility and outcome studies.  The timing of these research and development activities is difficult to predict.  If a substantial number of clinical samples are acquired in a given quarter or if a high-

cost experiment is conducted in one quarter versus the next, the timing of these expenses will affect our financial results.  We conduct clinical studies to validate our new products, as well as on-going clinical and outcome studies to further the published evidence to support our commercialized AlloMap and AlloSure tests.  Spending on research and development for both experiments and studies may vary significantly by quarter depending on the timing of these various expenses.

Contractual Obligations

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act, and the instructions thereto.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business.  We had cash and cash equivalents of $16.2 million and $16.9 million at June 30, 2018 and December 31, 2017, respectively, which consisted of bank deposits and money market funds.  Additionally, we had debt of $13.3 million and $34.1 million as of June 30, 2018 and December 31, 2017, respectively.  Such variable interest-bearing instruments carry a degree of risk.  However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.  A hypothetical fifty basis point increase or decrease in interest rates would have an immaterial impact on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

We have operations in Sweden, Austria, Australia and sell to other countries throughout the world.  As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies.  Our testing services revenue is primarily denominated in U.S. dollars.  Our product revenue is denominated primarily in Swedish Krona, the Euro, the Australian dollar and U.S. dollars.  Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk.  A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates.  An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at June 30, 2018, would have negatively impacted our financial results for the six months ended June 30, 2018 by $0.2 million and our product revenue by $0.5 million.  Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.  We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018 other than those listed below and that the risk factor with the heading “As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we are currently ineligible to file new short form registration statements on Form S-3, and we are unable to access our existing Registration Statement on Form S-3 for sales of securities by us, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.” is no longer applicable to us as we regained eligibility to file new short form registration statements on Form S-3 on June 1, 2018.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Our credit agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our credit agreement with Perceptive contains certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, make certain investments or acquisitions, pay dividends, transfer or dispose of assets, amend certain material agreements, incur additional indebtedness, permit additional liens or enter into various specified transactions.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate our existing debt agreement.  There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under our debt agreement.

Refer to Note 10 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for details on our credit agreement with Perceptive.

Our License and Commercialization Agreement with Illumina may not result in material benefits to our business.

Pursuant to our License and Commercialization Agreement with Illumina, we acquired the worldwide distribution, development and commercialization rights to Illumina, Inc.’s next generation sequencing product line for use in the field of transplantation.

Under the License Agreement, we are obligated to complete timely development and commercialization of future products, including meeting certain commercialization milestones. The failure to meet any such milestones could result in the loss of exclusivity for the affected licensed products. Additionally, we agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023 and we are required to pay royalties in the mid-single to low-double digits on sales of future commercialized products.

We cannot make any assurances that our efforts under the License Agreement will be successful. As a result, we may not be able to fully realize the anticipated strategic benefits of the License Agreement. If we fail to successfully execute on the License Agreement, we may not realize the benefits expected from the transaction and our business may be harmed.

We do not expect to pay dividends in the foreseeable future. As a result, you must rely on stock appreciation for any return on your investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Furthermore, debt agreement with Perceptive prohibits us from paying dividends without the Perceptive’s prior consent, and we may in the future become subject to additional contractual restrictions on, or prohibitions against, the payment of dividends.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended June 30, 2018:

		(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
	April 1, 2018- April 30, 2018	1,444	(1)	$9.45
	May 1, 2018-May 31, 2018	—		—
	June 1, 2018- June 30, 2018	45,486	(1)	12.24
	Total	46,930

(1)	Represents shares of our common stock withheld from employees for the payment of taxes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of Registrant’s common stock certificate.

4.2(4)

Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.

4.3(5)#	1998 Equity Incentive Plan and forms of agreements thereunder.

4.4(6)#	2008 Equity Incentive Plan and forms of agreement thereunder.

4.5(7)#	ImmuMetrix, Inc. 2013 Equity Plan

4.6(8)#	2014 Equity Incentive Plan, as amended.

4.7(9)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.8(10)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.9(11)#	2016 Inducement Equity Plan.

4.10(12)#	Form of Warrant.

4.11(13)	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.

4.12*	Common Stock Purchase Warrant issued to Perceptive Credit Holdings II, LP on April 17, 2018.

10.1*	Commitment Letter dated March 1, 2018, between the Registrant and with Perceptive Credit Holdings II, LP.

10.2*	Credit Agreement and Guaranty with Perceptive Credit Holdings II, LP on April 17, 2018.

10.3*†	License and Commercialization Agreement, dated May 4, 2018, between the Registrant and Illumina, Inc.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(7)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(8)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the SEC on May 23, 2016.
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
†	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: August 9, 2018	By:	/s/ PETER MAAG
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)