Form 10-Q/A
period 2018-06-30
CareDx, Inc.
filed 2018-10-09
CIK 1217234

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed by CareDx, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 (the “Original Form 10-Q”).

The Company is filing this Amendment solely for the purpose of re-filing Exhibit 10.3 to the Original Form 10-Q in response to comments received from the Staff of the SEC in connection with a confidential treatment request with respect to the License and Commercialization Agreement, dated May 4, 2018, between the Company and Illumina, Inc. Exhibit 10.3 to the Original Form 10-Q redacted certain provisions in accordance with the Company’s application for confidential treatment with the SEC. In response to the SEC comments, Exhibit 10.3, as re-filed with this Amendment, restores certain provisions that had previously been redacted.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Item 6 of Part II of the Original Form 10-Q is hereby amended to include a revised redacted version of Exhibit 10.3 and to include the certifications required by Rule 12b-15. This Amendment does not modify or update any of the other information contained in the Original Form 10-Q. Other than as specifically set forth herein, this Amendment speaks as of the date of the Original Form 10-Q and the Company has not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the SEC subsequent to the date of the Original Form 10-Q.

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

4.3(5)#	1998 Equity Incentive Plan and forms of agreements thereunder.

4.4(6)#	2008 Equity Incentive Plan and forms of agreement thereunder.

4.5(7)#	ImmuMetrix, Inc. 2013 Equity Plan

4.6(8)#	2014 Equity Incentive Plan, as amended.

4.7(9)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.8(10)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.9(11)#	2016 Inducement Equity Plan.

4.10(12)#	Form of Warrant.

4.11(13)	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.

4.12§	Common Stock Purchase Warrant issued to Perceptive Credit Holdings II, LP on April 17, 2018.

10.1§	Commitment Letter dated March 1, 2018, between the Registrant and with Perceptive Credit Holdings II, LP.

10.2§	Credit Agreement and Guaranty with Perceptive Credit Holdings II, LP on April 17, 2018.

10.3*†	License and Commercialization Agreement, dated May 4, 2018, between the Registrant and Illumina, Inc.

31.1§	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2§	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1§	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 26, 2018.

(7)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(8)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the SEC on May 23, 2016.
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
†	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.
§	Included with the Registrant’s Annual Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: October 9, 2018	By:	/s/ PETER MAAG
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)

6