Form 10-Q
period 2018-09-30
CareDx, Inc.
filed 2018-11-08
CIK 1217234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 38,901,745 shares of the registrant’s Common Stock issued and outstanding as of November 5, 2018.

CareDx, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CareDx, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$26,202	$16,895
Accounts receivable	9,641	2,991
Inventory	4,621	5,529
Prepaid and other assets	1,479	1,352
Total current assets	41,943	26,767
Property and equipment, net	3,022	2,075
Intangible assets, net	34,284	33,139
Goodwill	12,005	12,005
Restricted cash	192	9,579
Total assets	$91,446	$83,565
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,676	$3,391
Accrued payroll liabilities	8,017	5,013
Accrued and other liabilities	4,718	3,735
Deferred revenue	39	39
Deferred purchase consideration	367	407
Derivative liability	—	14,600
Current debt	—	15,721
Total current liabilities	15,817	42,906
Deferred rent, net of current portion	579	913
Deferred revenue, net of current portion	701	730
Deferred tax liability	3,447	4,933
Long-term debt, net of current portion	13,384	18,338
Contingent consideration	—	1,672
Common stock warrant liability	11,612	18,712
Other liabilities	1,518	1,315
Total liabilities	47,058	89,519
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 38,784,111 shares and 28,825,019 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	39	29
Additional paid-in capital	356,427	264,204
Accumulated other comprehensive loss	(3,988)	(2,345)
Accumulated deficit	(308,090)	(268,022)
Total CareDx, Inc. stockholders' equity (deficit)	44,388	(6,134)
Noncontrolling interest	—	180
Total stockholders’ equity (deficit)	44,388	(5,954)
Total liabilities and stockholders’ equity	$91,446	$83,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Testing services revenue	$16,847	$8,163	$41,448	$24,485
Product revenue	4,223	3,872	11,080	10,916
License and other revenue	114	156	532	420
Total revenue	21,184	12,191	53,060	35,821
Operating expenses:
Cost of testing services	5,752	3,156	14,432	9,224
Cost of product	3,135	2,053	8,046	6,558
Research and development	3,868	2,959	10,732	9,360
Sales and marketing	5,971	3,255	15,916	9,747
General and administrative	5,177	4,038	16,080	14,672
Goodwill impairment	—	—	—	1,958
Change in estimated fair value of contingent consideration	—	594	1,017	309
Total operating expenses	23,903	16,055	66,223	51,828
Loss from operations	(2,719)	(3,864)	(13,163)	(16,007)
Interest expense	(408)	(1,685)	(3,527)	(4,166)
Other expense, net	(40)	(317)	(2,891)	(1,191)
Change in estimated fair value of common stock warrant liability and derivative liability	(17,093)	(8,599)	(24,540)	(3,404)
Loss before income taxes	(20,260)	(14,465)	(44,121)	(24,768)
Income tax benefit	290	178	1,095	837
Net loss	(19,970)	(14,287)	(43,026)	(23,931)
Net loss attributable to noncontrolling interest	—	(19)	(25)	(133)
Net loss attributable to CareDx, Inc.	$(19,970)	$(14,268)	$(43,001)	$(23,798)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.54)	$(0.63)	$(1.26)	$(1.09)
Diluted	$(0.54)	$(0.63)	$(1.26)	$(1.09)
Weighted average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	37,154,293	22,526,615	34,134,138	21,765,292
Diluted	37,154,293	22,526,615	34,134,138	21,765,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(19,970)	$(14,287)	$(43,026)	$(23,931)
Other comprehensive (loss) income:
Foreign currency translation adjustments	117	527	(1,645)	1,461
Net comprehensive loss	(19,853)	(13,760)	(44,671)	(22,470)
Comprehensive loss attributable to noncontrolling interest, net of tax	—	(19)	(25)	(143)
Comprehensive loss attributable to CareDx, Inc.	$(19,853)	$(13,741)	$(44,646)	$(22,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(43,026)	$(23,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,039	2,740
Amortization of inventory fair market value adjustment	224	329
Loss on conversion of JGB Debt to shares of common stock	2,806	—
Amortization of debt discount and noncash interest expense	2,188	2,772
Revaluation of common stock warrant liability and derivative liability to estimated fair value	24,540	3,404
Stock-based compensation	5,078	1,316
Revaluation of contingent consideration to estimated fair value	1,017	309
Goodwill impairment charge	—	1,958
Changes in operating assets and liabilities:
Accounts receivable	(3,830)	(316)
Inventory	358	462
Prepaid and other assets	(174)	(231)
Accounts payable	(863)	200
Accrued payroll liabilities	3,376	392
Accrued and other liabilities	459	(857)
Change in deferred revenue	(29)	(22)
Change in deferred taxes	(1,168)	(682)
Net cash used in operating activities	(6,005)	(12,157)
Investing activities:
Acquisition of intangible assets through Illumina Licensing Agreement	(5,202)	—
Acquisition of Allenex AB, net of cash acquired	(692)	(502)
Acquisition of assets of Conexio Genomics Pty Ltd.	—	(467)
Purchase of property and equipment	(1,075)	(100)
Net cash used in investing activities	(6,969)	(1,069)
Financing activities:
Proceeds from debt, net of issuance costs	14,282	24,002
Proceeds from issuance of common stock under employee stock purchase plan	32	93
Principal payments on debt and capital lease obligations	(11,397)	(13,252)
Acquisition of Conexio Genomics Pty Ltd.	(171)	—
Change in short term credit facility	(677)	581
Proceeds from exercise of warrants	10,996	35
Repurchases of common stock under employee incentive plans	(698)	—
Proceeds from exercise of stock options	589	—
Net cash provided by financing activities	12,956	11,459
Effect of exchange rate changes on cash and cash equivalents	(62)	(104)
Net decrease in cash, cash equivalents and restricted cash	(80)	(1,871)
Cash, cash equivalents, and restricted cash at beginning of period	26,474	17,401
Cash, cash equivalents, and restricted cash at end of period	$26,394	$15,530
Supplemental disclosure of cash flow information:
Deferred purchase consideration	$—	$1,064
Shares issued in lieu of cash payment	—	1,145
Accrued interest capitalized to debt principal	—	984
Contingent consideration shares issued	2,689	—

Cash, Cash Equivalents and Restricted Cash as of:	September 30, 2018	December 31, 2017
Cash and cash equivalents	$26,202	$16,895
Restricted cash	192	9,579
Total cash, cash equivalents and restricted cash at the end of period	$26,394	$26,474

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

In October 2017, the Company commercially launched AlloSure, its proprietary next-generation sequencing-based test to measure dd-cfDNA after transplantation. The Company believes the use of AlloSure, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, the Company believes AlloSure can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.

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

In May 2018, the Company entered into a License and Commercialization Agreement with Illumina, Inc. (“Illumina”), which provides the Company with worldwide distribution, development and commercialization rights to Illumina’s next generation sequencing (“NGS”) product line for use in transplantation diagnostic testing. Refer to Note 5 for additional details.

The Company changed its internal organizational structure in the third quarter of 2018 and no longer operates in two reportable segments: Post-Transplant and Pre-Transplant. The Company’s Chief Operating Decision Maker (“CODM”) did not change as a result of this reorganization and continues to be the Chief Executive Officer (“CEO”) of the Company. Effective September 30, 2018, the Company reports in a single reportable segment. Refer to Note 16 for additional details.

The Company’s headquarters are in Brisbane, California. The primary operations are in Brisbane, U.S. and Stockholm, Sweden.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $308.1 million at September 30, 2018. As of September 30, 2018, the Company had cash and cash equivalents of $26.2 million, and $13.4 million of debt outstanding, net of debt discount, under its debt obligations, of which none is current.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.  These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information.  The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Concentrations of Credit Risk and Other Risks and Uncertainties

For the nine months ended September 30, 2018 and 2017, approximately 47% and 27%, respectively, of total revenue was derived from Medicare. No other payers or customers represented more than 10% of total revenue for these periods.

At September 30, 2018 and December 31, 2017, approximately 29% and 16%, respectively, of accounts receivable was due from Medicare.  No other payer or customer represented more than 10% of accounts receivable on either September 30, 2018 or December 31, 2017.

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

Common Stock Warrant Liability and Derivative Liability

Common Stock Warrant Liability

On January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral of Mandatorily Redeemable Financial Instruments of Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  The Company determined that the common stock warrants issued to JGB (the “JGB Warrants”) meet equity classification criteria under the new standard and reclassified $6.6 million (the fair value of the JGB Warrants as of January 1, 2018) from warrant liability to equity (additional paid in capital). As of September 30, 2018, the JGB Warrants were fully exercised.

The warrant issued to Perceptive (the “Perceptive Tranche A Warrant”), on April 17, 2018, also met the equity classification as noted in Note 13. The new standard did not impact the classification of the other warrants included in the warrant liability balance as these financial instruments have other than down-round anti-dilution adjustments features.

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

On April 17, 2018, the Company entered into the Perceptive Credit Agreement, which included an embedded derivative that required bifurcation related to early repayment provisions. This embedded derivative fair value of $0.2 million was recorded as debt issuance discount. Refer to Note 10 for additional details.  The derivative is remeasured at the end of each reporting period if debt remains outstanding with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability in the condensed consolidated statements of operations.

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

The healthcare providers that order the tests and on whose behalf CareDx provides testing services are generally not responsible for the payment of these services.  The first and second revenue recognition criteria are satisfied when the Company receives a test requisition form with payer information from the healthcare provider.  Generally, the Company bills third-party payers upon delivery of an AlloMap or AlloSure test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer.  The Company has used the portfolio approach, a practical expedient under Accounting Standards Codification (“ASC”) Topic 606, to identify financial classes of payers. Transaction prices are determined for each financial class using history of reimbursements, including analysis of an average reimbursement per test and a percentage of tests reimbursed. The Company estimates revenue for non-contracted payers and self-payers using this methodology.  The estimate requires significant judgment. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable.

The Company monitors revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. As of September 30, 2018, the Company had received payments of $0.3 million more than estimated as of December 31, 2017, related to tests performed in prior periods. This change in estimate was included in testing services revenue in the three months ended September 30, 2018, when cash was collected. Changes in transaction price estimates are updated quarterly based on actual cash collected or changes made to contracted rates.

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

The Company did not recognize any revenue connected with milestones during the three or nine months ended September 30, 2018 or 2017.

Cost of Testing Services

Cost of testing services reflects the aggregate costs incurred in delivering the Company’s testing services.  The components of cost of testing are materials and service costs, direct labor costs, stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples, and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties.  Prior to adoption of the new revenue guidance, the Company recorded costs of testing associated with performing tests (except royalties) in the period when tests were performed without consideration of whether revenue was recognized in the same period.  With the adoption of the new revenue standard on January 1, 2018, revenue and cost of testing for tests performed are recognized in the same period. Royalties for licensed technology, calculated as a percentage of testing services revenues, are recorded as license fees in cost of testing services at the time the testing services revenues are recognized.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted the new revenue accounting standard Revenue from Contracts with Customers (Topic 606) ("ASC 606") using the modified retrospective method. The adoption of ASC 606 resulted in a one-time adjustment of $2.9 million to accounts receivable and retained earnings on January 1, 2018.  The adjustment reflects the estimated payments to be received for tests where the result had been delivered at December 31, 2017, but associated revenue had not been recognized by December 31, 2017, because payment had not been received. As of September 30, 2018, the Company had received payments of $3.2 million for tests where the results had been delivered at December 31, 2017 but associated revenue had not been recognized by December 31, 2017. Payments received in excess of the $2.9 million accounts receivable adjustment recorded on January 1, 2018 were recognized in testing services revenue in the period of collection. The new standard did not impact the Company’s product revenue or license and other revenue, nor did it impact contract assets or contract liabilities.

The following table summarizes the impact of the ASC 606 adoption on accounts receivable as of September 30, 2018 (in thousands):

	Balance as Reported	Balance without the adoption of ASC 606	Impact of Adoption of ASC 606
Balance Sheets
Accounts Receivable	$9,641	$5,734	$3,907

The following table summarizes the impact to the statement of operations in accordance with the new revenue standard requirements for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	Balance As Reported	Balance without the adoption of ASC 606	Revenue Impact of adoption of ASC 606
Statements of Operations
Testing revenue	$16,847	$16,561	$286
Product revenue	4,223	4,223	—
License and other revenue	114	114	—
	$21,184	$20,898	$286

	Nine Months Ended September 30, 2018
	Balance As Reported	Balance without the adoption of ASC 606	Revenue Impact of adoption of ASC 606
Statements of Operations
Testing revenue	$41,448	$40,637	$811
Product revenue	11,080	11,080	—
License and other revenue	532	532	—
	$53,060	$52,249	$811

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which, for operating leases, requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet.  The guidance also requires a lessee to recognize single lease costs, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis.  In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. Additionally, the FASB issued ASU, No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. These ASUs will be effective for the Company on January 1, 2019 and the Company has chosen to use this practical expedient and recognize a cumulative-effect adjustment to the opening balance of the accumulated deficit.  The Company also plans to apply other practical expedients provided by the standard. The Company has begun an implementation plan, including the identification of its lease population, the selection of a new lease software, and the implementation of changes to existing processes that will be required to implement the new lease standard. The Company believes the most significant changes to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the condensed consolidated balance sheet for operating leases. The impact on the condensed consolidated balance sheet will be contingent upon the Company's population of operating leases at adoption, however the Company does not expect the standard to have a material impact on the condensed consolidated statement of cash flows or the condensed consolidated statement of operations.

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

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic and diluted net loss per share	$(19,970)	$(14,268)	$(43,001)	$(23,798)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share attributable to CareDx, Inc.	37,154,293	22,526,615	34,134,138	21,765,292
Net loss per share attributable to CareDx, Inc.:
Basic and diluted	$(0.54)	$(0.63)	$(1.26)	$(1.09)

The following potentially dilutive securities have been excluded from diluted net loss per share as at September 30, 2018 and as at September 30, 2017, because their effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares of common stock subject to outstanding options	2,532,171	1,992,559	2,532,171	1,992,559
Shares of common stock subject to outstanding common stock warrants	798,553	4,506,478	798,553	4,506,478
Shares of common stock subject to convertible notes	—	6,313,636	—	6,313,636
Shares of common stock subject to contingent consideration	—	227,845	—	227,845
Restricted stock units	894,304	340,650	894,304	340,650
Total common stock equivalents	4,225,028	13,381,168	4,225,028	13,381,168

On October 10, 2017, the Company completed an underwritten public offering (the “2017 Public Offering”), pursuant to which the Company issued and sold an aggregate of 4,992,840 shares.  During 2017 and the three months ended March 31, 2018, 6,415,039 shares of common stock subject to convertible notes were issued due to the conversion of the JGB Debt.  In the three months ended June 30, 2018, the Company achieved the milestone of performing 2,500 commercial AlloSure tests resulting in the issuance of 227,845 shares of common stock to the former owners of ImmuMetrix, Inc. (“IMX”) that was previously considered contingent consideration.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$20,993	$—	$—	$20,993
Liabilities
Common stock warrant liability	—	—	11,612	11,612
Perceptive derivative liability	—	—	215	215
Total liabilities	$—	$—	$11,827	$11,827

	December 31, 2017
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$13,097	$—	$—	$13,097
Liabilities
Contingent consideration	$—	$—	$1,672	$1,672
Common stock warrant liability	—	—	18,712	18,712
JGB derivative liability	—	—	14,600	14,600
Total liabilities	$—	$—	$34,984	$34,984

The following table presents the issuances, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	(Level 3)
	Contingent Consideration Liability	Common Stock Warrant Liability	JGB Derivative Liability	Perceptive Derivative Liability	Total
Balance as of December 31, 2017	$1,672	$18,712	$14,600	$—	$34,984
Exercise of warrants	—	(27,654)	—	—	(27,654)
Conversion of JGB Debt to common stock (Note 10)	—	—	(12,066)	—	(12,066)
Reclassification to equity (Note 2)	—	(6,550)	—	—	(6,550)
Issuance of Perceptive derivative liability	—	—	—	245	245
Issuance of common stock	(2,689)	—	—	—	(2,689)
Change in estimated fair value	1,017	27,104	(2,534)	(30)	25,557
Balance as of September 30, 2018	$—	$11,612	$—	$215	$11,827

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

In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:

•

Money market funds - Investments in money market funds are classified within Level 1.  At September 30, 2018 and December 31, 2017, money market funds were included on the balance sheets in cash and cash equivalents.

•	Perceptive Credit Agreement - The Company has recorded its debt with Perceptive at carrying value. The fair value is consistent with its carry value of $13.4 million as of September 30, 2018.
•

Contingent consideration liability - As of December 31, 2017, the Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of IMX in conjunction with its acquisition of IMX in June 2014. The shares were issuable upon the Company completing 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020.  The fair value of the contingent consideration was estimated using the closing market price of the common stock multiplied by management’s estimate of the probability of achievement of the contingency condition disclosed above, as of each period end.  The probability of achievement of a contingency condition was a significant input in the Level 3 measurement and was 100% in presented periods. Increases (decreases) in the estimation of the probability percentage resulted in a directionally similar impact to the fair value of the contingent consideration liability.  The Company achieved the contingent consideration milestone of 2,500 commercial tests and issued the 227,845 shares on May 22, 2018.  There is no contingent consideration outstanding at September 30, 2018.

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

•

JGB Debt derivative liability –The Company utilized the Monte Carlo Simulation Model to estimate the fair value of the compound derivative liability recorded in connection with the JGB Debt.  The Monte Carlo Simulation Model used multiple input assumptions to simulate the likelihood that market conditions will be achieved through 100,000 random trials. These assumptions included the expected term of the embedded derivative, the volatility of the Company’s stock prices and its peers’ stock prices over such expected term, likelihood, timing, and amount of future equity financing rounds, the likelihood of any prepayment or default events, the likelihood of monthly redemptions by the JGB Debt holders, and the likelihood and ability of JGB to convert the debt into equity.  In each iteration of the simulations these assumptions were used to simulate the Company’s stock price drawing from a risk neutral distribution, the occurrence of a conversion event, the occurrence of a prepayment event, the occurrence of a default event, and any resulting payoff from such event. The average present value over all iterations of the simulation was then calculated.  Increases (decreases) in the assumptions discussed above resulted in a directionally similar impact to the fair value of the derivative liability.  The assumptions used in this simulation model were reviewed on a quarterly basis and adjusted, as needed.  For the nine months ended September 30, 2017 and from January 1, 2018 to March 27, 2018, the Company recorded the changes in fair value of the derivative liability of $0.9 million income and of $2.5 million income, respectively, in the change in estimated value of common stock warrant liability and derivative liability in its condensed consolidated statements of operations.  The derivative liability was re-measured and fully extinguished upon the final JGB Debt conversion on March 27, 2018 (see Note 10).

•

Perceptive Credit Agreement derivative liability – The Company used a net present value analysis to estimate the fair value of the embedded derivative liability recorded in connection with the Perceptive Credit Agreement.  The assumptions used in the analysis were the discount rate, the probability of early repayment during the term of the Credit Agreement and the expected term of the derivative.  An increase in the discount rate will result in a decrease in liability and an increase in the probability of early repayment will result in an increase in liability. The assumptions used in this analysis will be reviewed on a quarterly basis and adjusted, as needed. For the three and nine months ended September 30, 2018, the Company recorded the changes in fair value of the derivative liability of less than $0.1 million income in the change in estimated value of common stock warrant liability and derivative liability in its condensed consolidated statements of operations.

Common Stock Warrant Liability and Derivative Liability Valuation Assumptions

	September 30, 2018	December 31, 2017
Private Placement Common Stock Warrant Liability
Stock Price	$28.85	$7.34
Exercise Price	$1.12	$1.12
Remaining term (in years)	4.54	5.29
Volatility	75.00%	66.00%
Risk-free interest rate	2.88%	2.21%
Subsequent Financing Common Stock Warrant Liability
Stock Price	—	7.34
Exercise Price	—	4.00
Remaining term (in years)	—	5.46
Volatility	—%	65.00%
Risk-free interest rate	—%	2.21%
Placement Agent Common Stock Warrant Liability
Stock Price	$28.85	$7.34
Exercise Price	$1.12	$1.12
Remaining term (in years)	2.54	3.29
Volatility	83.00%	82.00%
Risk-free interest rate	2.81%	1.99%
Perceptive Derivative Liability
Remaining term (in years)	4.54	—
Discount rate	7.50%	—%
JGB Common Stock Warrant Liability
Stock Price	—	$7.34
Exercise Price	—	$4.67
Remaining term (in years)	—	4.71
Volatility	—%	69.00%
Risk-free interest rate	—%	1.89%
JGB Derivative Liability
Stock Price	—	$7.34
Remaining term (in years)	—	2.16
Volatility	—%	69.00%
Risk-free interest rate	—%	2.14%

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

The fair value of the remaining 1.7% of noncontrolling interest in Allenex was purchased on March 15, 2018.  The fair value of the noncontrolling interest was determined based on the number of outstanding shares comprising the noncontrolling interest and Allenex’s stock price of SEK 2.48 per share as of the acquisition date (April 14, 2016).  The noncontrolling interest was presented as a component of stockholders’ equity on the Company’s condensed consolidated balance sheets at December 31, 2017.

Conexio

On January 20, 2017, the Company acquired the business assets of Conexio Genomics Pty. Ltd (“Conexio”).  Prior to the acquisition, the Company was the exclusive distributor of the Conexio SBTTM product line for all countries excluding Australia.  The Company purchased rights to many of the assets, such as machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling SBT products.  The Company paid $0.4 million in cash and will make quarterly payments of 20% of the gross revenue from the sale of SBT products up to an aggregate total of $0.7 million.  During each of the nine months ended September 30, 2018, and September 30, 2017, the Company paid $0.2 million and less than $0.1 million, respectively.  The Company accounted for this transaction as a business combination.

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

As the License Agreement did not meet the definition of a business combination under ASC Topic 805, Business Combinations, the Company accounted for the transaction as an asset acquisition. In an asset acquisition goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired.

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

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.  The Company reported $12.0 million of goodwill on the condensed consolidated balance sheet as of each of September 30, 2018 and December 31, 2017.

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. As of September 30, 2018, as indicated in Note 16, the Company changed its operating segments from Post-Transplant and Pre-Transplant to one single operating segment. This operating segment represents one reporting unit for goodwill impairment analysis.

On January 1, 2017, the Company adopted ASU 2017-04, which eliminated the Step 2 requirement of the goodwill impairment test. Instead, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  The Company determined that the decrease in its market capitalization in the first quarter of 2017 constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  The goodwill impairment test determined that the fair value of the former Pre-Transplant reporting unit was $3.5 million, which was lower than its carrying value.  Accordingly, the Company recorded a goodwill impairment charge of $2.0 million as of March 31, 2017, which represented the remaining goodwill balance in the former Pre-Transplant reporting unit.  The significant assumptions utilized in the March 31, 2017 discounted cash flow analysis for the former Pre-Transplant reporting unit were a discount rate of 16.6%, a terminal growth rate of 3.2% and a capitalization multiple of 7.48.

As of December 30, 2017, the remaining goodwill amount of $12.0 million was related to the former Post-Transplant reportable segment only. Management performed a goodwill impairment analysis and concluded that goodwill was not impaired.

There were no indicators of impairment in the three and nine months ended September 30, 2018.

Intangible Assets

The following tables present details of the Company’s intangible assets as of September 30, 2018 (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Remaining Useful Life (In Years)
Intangible assets with finite lives:
Customer relationships: Allenex	$12,650	$(2,005)	$(1,006)	$9,639	12.3
Customer relationships: Conexio	28	(5)	(1)	22	7.3
Customer relationships: TruSight HLA	380	(49)	—	331	2.3
Developed technology: Olerup SSP	11,650	(2,796)	(897)	7,957	7.3
Acquired technology: Olerup QTYPE	4,510	(600)	(363)	3,547	12.3
Acquired technology: Olerup SBT	127	(25)	—	102	7.3
Acquired technology: dd-cfDNA	6,650	(508)	—	6,142	12.1
Trademarks	2,260	(419)	(119)	1,722	12.3
Total intangible assets with finite lives	$38,255	$(6,407)	$(2,386)	$29,462
Acquired in-process technology: AlloSeq HLA	2,719	—	—	2,719	—
Acquired in-process technology: AlloSeq BMT	2,103	—	—	2,103	—
Total intangible assets	$43,077	$(6,407)	$(2,386)	$34,284

The following tables present details of the Company’s intangible assets as of December 31, 2017 (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Remaining Useful Life (In Years)

Customer relationships: Allenex	$12,650	$(1,394)	$(250)	$11,006	13.0
Customer relationships: Conexio	28	(3)	1	26	8.1
Developed technology: Olerup SSP	11,650	(1,942)	(258)	9,450	8.0
Acquired technology: Olerup QTYPE	4,510	(376)	(84)	4,050	13.0
Acquired technology: Olerup SBT	127	(14)	5	118	8.1
Acquired technology: dd-cfDNA	6,650	(127)	—	6,523	12.9
Trademarks	2,260	(310)	16	1,966	13.0
Total intangible assets	$37,875	$(4,166)	$(570)	$33,139

Amortization expense was $0.6 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively.  For the three months ended September 30, 2018, expenses of $0.3 million and $0.3 million were amortized to cost of product and sales and marketing expense, respectively.  For the three months ended September 30, 2017, expenses of $0.4 million and $0.2 million were amortized to cost of product and sales and marketing expense, respectively.  Amortization expense was $1.9 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, expenses of $1.1 million and $0.8 million were amortized to cost of product and sales and marketing, expense, respectively.  For the nine months ended September 30, 2017, expenses of $1.1 million and $0.7 million were amortized to cost of product and sales and marketing expense, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2018 (in thousands):

Years Ending December 31,	Cost of Product	Sales and Marketing	Total
Remainder of 2018	$479	$269	$748
2019	1,909	1,078	2,987
2020	1,909	1,078	2,987
2021	1,909	930	2,839
2022	1,909	930	2,839
2023	1,909	930	2,839
Thereafter	7,725	6,498	14,223
Total future amortization expense	$17,749	$11,713	$29,462

The Company evaluates the carrying value of the intangible assets, not subject to amortization, related to acquired in-process technology assets, which are considered to be indefinite‑lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the acquired in-process technology assets will not occur until the products reach commercialization. During the period the assets are considered indefinite‑lived, they are tested for impairment on an annual basis, as well as between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate that the fair values of the AIPT assets are less than their carrying amounts. An impairment loss would be recorded when the fair value of an AIPT asset is less than its carrying value. If and when development is complete, which generally occurs when the products are made commercially available, the associated AIPT asset will be deemed definite‑lived and will then be amortized based on its estimated useful life.

7. BALANCE SHEET COMPONENTS

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$2,200	$2,569
Work in progress	1,272	1,471
Raw materials	1,149	1,489
Total inventory	$4,621	$5,529

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Clinical studies	$1,740	$1,115
Test sample processing fees	652	633
Professional fees	590	475
Deferred rent – current portion	426	419
Accrued royalty	224	—
Customer overpayments and refunds due	187	270
Capital leases – current portion	169	13
Software implementation costs	—	94
Accrued interest payable	—	81
Other accrued expenses	730	635
Total accrued and other liabilities	$4,718	$3,735

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

Rent expense under the non-cancelable operating leases was $0.6 million and $0.4 million for each of the three months ended September 30, 2018 and 2017, respectively. Rent expense under the non-cancelable operating leases was $1.5 million and $1.3 million for each of the nine months ended September 30, 2018 and 2017, respectively. Future minimum lease commitments under these operating and capital leases on September 30, 2018, are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
Remainder of 2018	$48	$561
2019	193	2,139
2020	193	2,053
2021	67	10
2022	—	7
Total future minimum lease payments	$501	$4,770

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

Under the license agreement, the Company incurred royalty expenses as a percentage of combination services revenue and classifies those expenses as a component of cost of testing in the condensed consolidated statements of operations.  Royalty expenses in connection with the Roche agreement were $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, respectively.  Effective September 30, 2017, no future royalties are payable by the Company under the Roche agreement.

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

Commercial sales of AlloSure, which incorporates the licensed technology from Stanford, began in October 2017. The Company incurred royalties of $0.2 million and $0.4 million in the three and nine months ended September 30, 2018, respectively.

Conexio

On January 20, 2017, the Company acquired the business assets of Conexio, which included machinery, facilities leases, know-how and the opportunity to retain key Conexio employees to continue producing and selling the SBT line of products. The Company makes quarterly payments to Conexio of 20% of the gross revenue from the sale of the SBT products using the purchased assets up to an aggregate total of $0.7 million.  During the three months ended September 30, 2018 and 2017, the Company paid Conexio less than $0.1 million and $0.1 million, respectively.  During the nine months ended September 30, 2018 and 2017, the Company paid $0.2 million and $0.1 million, respectively.

Illumina

On May 4, 2018, the Company entered into the License Agreement with Illumina. The License Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of future commercialized products. In the three months ended September 30, 2018, the Company paid no royalties to Illumina.

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

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2018 and as of December 31, 2017.

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

Other performance obligations for which the Company may recognize revenue includes agreed-upon per unit pricing for the supply of AlloMap products, and additional royalties that are payable upon the achievement of various sales milestones by Diaxonhit. Commercial sales of the AlloMap test began in the EEA in June 2014.  Total revenues and royalties recognized from this arrangement for each of the three months ended September 30, 2018 and 2017 were $10,000.  Total revenue and royalties recognized from this arrangement for each of the nine months ended September 30, 2018 and 2017 were $29,000.

CardioDx, Inc.

In 2005, the Company entered into a services agreement with what at the time was a related party, CardioDx, Inc. (“CDX”), whereby the Company provided CDX with biological samples and related data and performed laboratory services on behalf of CDX.  Each company granted the other a worldwide license to certain of its intellectual property rights.  Pursuant to this agreement, CDX pays royalties to the Company in an amount equal to a low single-digit percentage of the cash collected from sales of CDX licensed products. The royalty obligation to the Company continues until 2019.  The Company recognizes royalty revenues when payments are received as it was assessed that collection was not able to be estimated. Royalty revenues for each of the three months ended September 30, 2018 and 2017 were nil and $0.1 million, respectively.  Royalty revenues for the nine months ended September 30,

2018 and 2017 were $0.3 million and $0.4 million, respectively.  Royalty revenues are included in license revenue on the condensed consolidated statements of operations.  The Company had no receivable balance from CDX as of September 30, 2018 and December 31, 2017.

10. DEBT

Debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
JGB Debt	$—	$7,743
Danske Bank Credit Facility	—	6,763
SSP Primers Loan	—	1,215
Current portion of long-term debt	$—	$15,721

Perceptive Credit Agreement	$13,384	$—
JGB Debt	—	14,168
FastPartner Subordinated Promissory Notes	—	2,400
Al Amoudi Subordinated Promissory Notes	—	1,770
Long-term debt, net of current portion	$13,384	$18,338

Unamortized debt discount and issuance costs as of September 30, 2018 and December 31, 2017 were $1.6 million and $4.6 million, respectively.  Total interest accrued on debt as of September 30, 2018 and December 31, 2017 was nil and $0.3 million, respectively.  The current accrued interest balance of $0.1 million and long-term accrued interest balance of $0.2 million as of December 31, 2017, were recorded in accrued and other liabilities and in other liabilities long-term, respectively, in the condensed consolidated balance sheets.

As of September 30, 2018, future debt maturities were as follows (in thousands):

Years Ending December 31,	Amount
2021	$2,025
2022	2,700
2023	10,275
Total debt maturities	15,000
Less: debt discount and issuance costs	(1,616)
Long-term debt, net carrying value	$13,384

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

The Perceptive Credit Agreement contains financial covenants related to minimum cash balance and trailing twelve month revenue. As of September 30, 2018, the Company was in compliance with the financial covenants.

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

Contingent Consideration Liability

The Company had a contingent obligation to issue 227,845 shares of the Company’s common stock to the former owners of IMX, in conjunction with its acquisition of IMX in June 2014. The shares were issuable upon the Company completing 2,500 commercial tests involving the measurement of dd-cfDNA in organ transplant recipients in the United States by June 10, 2020.  The Company achieved the contingent consideration milestone of 2,500 commercial tests and issued the 227,845 shares in May 2018.

12. 401(K) PLAN

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the employee plan. The Company incurred expenses related to contributions to the plan of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

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

In the three months ended September 30, 2018, warrants to purchase 2,530,000 shares of common stock were exercised for cash proceeds of $10.5 million.  In the nine months ended September 30, 2018, warrants to purchase 2,998,000 shares of common stock were exercised for a cash payment of $11.0 million.

As of September 30, 2018, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
August 2009	Equity	10 years	$21.78	16,298
July 2010	Equity	9 years	$21.78	23,869
August 2012	Equity	7 years	$21.78	167,182
January 2015	Equity	5 years	$6.96	34,483
April 2016 (a)	Liability	7 years	$1.12	323,021
April 2016 (b)	Liability	5 years	$1.12	93,700
April 2018 (c)	Equity	7 years	$8.60	140,000
April 2018 (d)	Equity	7 years	$8.60	93,333
				891,886

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

(c)	Issued on April 17, 2018 in connection with the Perceptive Credit Agreement.
(d)

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

14. STOCK INCENTIVE PLANS

Stock Options and Restricted Stock Units (“RSU”)

The following table summarizes option and unvested RSU activity under the Company’s 2014 Equity Incentive Plan and 2016 Inducement Plan and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2017	156,429	1,941,473	$4.21	439,926	$4.39
Additional options authorized	1,957,075	—	—	—	—
Restricted stock grants	(22,809)	—	—	—	—
RSUs granted	(740,334)	—	—	740,334	11.97
RSUs forfeited	16,150	—	—	(16,150)	5.15
RSUs vested	—	—	—	(269,806)	8.55
Repurchases of common stock under employee incentive plans	67,656
Options granted	(901,533)	901,533	12.06	—	—
Options exercised	—	(281,465)	2.09	—	—
Options forfeited	27,553	(27,553)	5.19	—	—
Options expired	1,817	(1,817)	3.55	—	—
Balance—September 30, 2018	562,004	2,532,171	$7.23	894,304	$9.41

The total intrinsic value of options exercised was $2.6 million in the nine months ended September 30, 2018.

As of September 30, 2018, the total intrinsic value of outstanding RSUs was approximately $3.0 million and there were $6.6 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.19 years.

As of September 30, 2018, the total intrinsic value of outstanding options was approximately $51.1 million and there were $6.4 million of unrecognized compensation costs related to options, which are expected to be recognized over a weighted-average period of 3.20 years.

Options outstanding that have vested and are expected to vest at September 30, 2018 are as follows:

	Number of Shares Issued	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Vested	1,024,442	$4.96	6.59	$24,478
Expected to vest	1,329,020	8.85	7.20	26,575
Total	2,353,462			$51,053

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

Valuation Assumptions

The estimated fair value of employee stock options and ESPP shares were estimated using the Black Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock options
Expected term (in years)	5.8	5.7	6.0	5.9
Expected volatility	66.00%	59.33%	68.47%	56.05%
Risk-free interest rate	2.81%	1.88%	2.72%	1.97%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	59.94%	98.58%	92.71%	77.42%
Risk-free interest rate	2.14%	1.13%	1.76%	0.85%
Expected dividend yield	—%	—%	—%	—%

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

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and nonemployee stock options, RSUs and ESPP shares for the three and nine months ended September 30, 2018 and 2017, included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of testing	$123	$38	$375	$157
Research and development	763	104	1,438	279
Sales and marketing	199	32	729	127
General and administrative	775	256	2,536	753
Total	$1,860	$430	$5,078	$1,316

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.  In addition, no amounts of stock-based compensation expense were capitalized for the periods presented.

15. INCOME TAXES

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  For the three and nine months ended September 30, 2018, the Company recorded an income tax benefit of $0.3 million and $1.1 million, respectively, compared to $0.2 million and $0.8 million for the three and nine month ended September 30, 2017, respectively.  The income tax benefit of $0.3 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses.  The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. Accordingly, the U.S. net deferred tax assets have been offset by a full valuation allowance.

In accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. Income tax provision for the nine months ended September 30, 2018, did not reflect any adjustment to the previously assessed Tax Act enactment effect. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

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

16. SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the CODM, or decision making group, whose function is to allocate resources to and assess the performance of the operating segments.  The Company has identified its CEO as the CODM. In determining its reportable segments, the Company considered the markets and types of customers served and the products or services provided in those markets.

The Company previously operated and reported its operating results in two reportable segments: Post-Transplant and Pre-Transplant. In the third quarter of 2018, the Company completed a business reorganization to support the Company’s strategy to become a global transplant care leader. The position of the head of the former Pre-Transplant segment was eliminated, and global functional leaders who report to CODM were identified to manage sales and marketing, research and development, manufacturing and quality and other global functions. These changes resulted in changes to the presentation of financial information provided to the CODM for resource allocation and management performance assessment. The CODM continues to review revenue and cost of sales by testing services and products, as reported in the condensed consolidated income statement. EBIDTA and operating results are reviewed at the consolidated level only. Effective September 30, 2018, the Company reports a single operating segment.

As of and for the three and nine-months ended September 30, 2018 and 2017, there are no changes to the segment financial information reporting, except that the Company does not report results of former Post and Pre-Transplant segments. Such information is no longer prepared and therefore has not been provided to the CODM since the Company completed its reorganization during the reporting period ending September 30, 2018.

Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue.  The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*
Testing services revenue
United States	$16,675	$8,093	$40,988	$24,160
Rest of the World	172	70	460	325
	$16,847	$8,163	$41,448	$24,485
Product revenue
United States	$1,738	$1,004	$4,066	$2,791
Europe	2,020	2,077	5,848	5,999
Rest of the World	465	791	1,166	2,126
	$4,223	$3,872	$11,080	$10,916
License and other revenue
United States	$69	$132	$446	$358
Europe	45	24	86	62
	$114	$156	$532	$420

Total United States	$18,482	$9,229	$45,500	$27,309
Total Europe	$2,065	$2,101	$5,934	$6,061
Total Rest of the World	$637	$861	$1,626	$2,451

Total	$21,184	$12,191	$53,060	$35,821

*2017 comparative revenue information is presented based on the new organizational structure implemented in the third quarter of 2018.

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2018	December 31, 2017
Long-lived assets:
United States	$2,168	$1,206
Europe	690	776
Rest of the World	164	93
Total	$3,022	$2,075

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	our plans and ability to continue updating our sequence specific primer products and technology to maintain our leading position in the SSP market;
•	our plans and ability to develop, commercialize, and/or distribute new gene expression, qPCR, cell free DNA and Next Generation Sequencing technology applications for transplantation;
•	our ability to obtain additional financing on terms favorable to us, or at all;
•	our ability to remain eligible to use Registration Statements on Form S-3 for capital-raising transactions;
•	our ability to obtain, maintain and expand reimbursement coverage from payers for AlloMap, AlloSure and other future testing services, if any;
•	the outcome or success of our clinical trial collaborations and registry studies;
•	our dependence on certain of our suppliers, service providers, and other distribution partners;
•	our compliance with federal, state and foreign regulatory requirements;
•	the favorable review of our testing services and product offerings, and our future solutions, if any, in peer-reviewed publications;
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

Overview and Recent Highlights

We are a global transplant diagnostics company with product and service offerings along the pre- and post-transplant continuum.  We focus on discovery, development and commercialization of clinically differentiated, high-value diagnostic surveillance solutions for transplant patients.

Testing Services

AlloMap

Our first commercialized testing solution, the AlloMap heart transplant molecular test, or AlloMap, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection.  Since 2008, we have sought to expand the adoption and utilization of our AlloMap solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap, secure positive reimbursement decisions for AlloMap from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance.  We believe the use of AlloMap, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants.  In 2008, AlloMap received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection.

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

During the first nine months of 2018, there were 12,059 AlloMap patient test results provided to 131 of the approximately 137 heart transplant management centers in the United States.

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

In 2018, we initiated the Kidney Allograft Outcomes AlloSure Registry, or K-OAR study, to develop further data on the clinical utility of AlloSure for surveillance of kidney transplant recipients.  As of September 30, 2018, 40 centers have been initiated as K-OAR study sites.

During the first nine months of 2018, there were 7,059 AlloSure patient test results provided.  Since launch, AlloSure has been ordered by 96 kidney transplant centers in the United States.

HeartCare

In September, 2018, we initiated the Surveillance HeartCare® Outcomes Registry (“SHORE”). SHORE is a prospective, multi-center, observational, registry of patients receiving HeartCare for surveillance.

HeartCare combines the gene expression profiling technology of AlloMap with the dd-cfDNA analysis of AlloSure-Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from two complementary measures: (i) AlloMap – a measure of immune activity, and (ii) AlloSure-Heart® – monitors graft injury. HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, Acute Cellular Rejection (“ACR”) and Antibody Mediated Rejection (“AMR”).

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

Recent Highlights

•	Continued the acceleration of AlloSure penetration
-

In the twelve months since launch, 96 U.S. transplant centers have provided AlloSure testing to over 4,000 patients, representing approximately 2% of all U.S. living kidney transplant patients. The number of standing order patients has increased to 2,736, cumulatively

-	Continued progress in AlloSure Registry (K-OAR) enrollment, with 40 centers initiated and 480 patients enrolled as of September 30, 2018
•	Achieved total revenue of $21.2 million for the third quarter of 2018, increasing 74% year-over-year
-	Testing services revenue of $16.8 million, with 3,708 AlloSure and 4,080 AlloMap patient results provided
-	Product revenue of $4.2 million
•	Broadened testing services and product offerings
-	Launched the Surveillance HeartCare® Outcomes Registry (SHORE) during the 22nd Annual Scientific Meeting of the Heart Failure Society of America (HFSA)
-	Profiled the new AlloSeq suite of next generation sequencing based transplant laboratory products, to be launched in 2019, at the American Society of Histocompatability and Immunogenetics (ASHI)

Financial Operations Overview

Revenue

We derive our revenue from testing services, products sales and license and other revenues. On January 1, 2018, we adopted the new revenue accounting standard Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective method. The adoption of ASC 606 resulted in a one-time adjustment of $2.9 million to accounts receivable and retained earnings.  This adjustment reflects the estimated payments to be received for tests where the result had been delivered at December 31, 2017, but the associated revenue had not been recognized by December 31, 2017, because payment had not been received. Under the new accounting standard, revenue is recorded considering a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, an entity satisfies a performance obligation. As of September 30, 2018, we had received payments of $3.2 million for tests where the results had been delivered at December 31, 2017, but associated revenue had not been recognized by December 31, 2017. Payments received in excess of the $2.9 million accounts receivable adjustment recorded on January 1, 2018 were recognized in testing services revenue in the period of collection.

Testing Services Revenue

Our testing revenue is derived from AlloMap and AlloSure tests, which represented 80% and 78% of our total revenues for the three and nine months ended September 30, 2018, respectively, and 67% and 68% of our total revenues for the three and nine months ended September 30, 2017, respectively.  We currently market AlloMap and AlloSure in the U.S. to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners.  The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services.  Amounts received by us vary from payer to payer based on each payer’s internal coverage practices and policies.  We generally bill third-party payers upon delivery of an AlloMap or AlloSure test result report to the healthcare provider.  As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.

Product Revenue

Our product revenue is derived primarily from sales of Olerup and TruSight branded products.  Product revenue represented 20% and 21% of total revenue for the three and nine months ended September 30, 2018, respectively, and 32% and 30% of total revenue for the three and nine months ended September 30, 2017, respectively.  Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied, which is generally upon the product shipment.

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

We did not recognize any revenue connected with milestones during the three or nine months ended September 30, 2018 or 2017.

Cost of Testing Services

Cost of testing services reflects the aggregate costs incurred in delivering our testing services.  The components of cost of testing services are materials and service costs, direct labor costs, stock-based compensation expense, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties.  Prior to adoption of the new revenue guidance, we recorded cost of testing services associated with performing tests (except royalties) in the period when tests were performed without consideration of whether revenue was recognized in the same period. With the adoption of the new revenue standard on January 1, 2018, revenue and cost of testing services for tests performed are recognized in the same period. Royalties for licensed technology, calculated as a percentage of testing services revenues, are recorded as license fees in cost of testing at the time the testing services revenues are recognized.

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

Goodwill Impairment

We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if impairment indicators are present.  In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  We identified an impairment of $2.0 million related to goodwill.

No goodwill impairment indicators were present in the three or nine months ended September 30, 2018 and therefore no impairment was recorded.

Change in Estimated Fair Value of Contingent Consideration

We revalue our contingent consideration obligation liability in connection with our acquisition of IMX in 2014 at each reporting period.  Changes in the fair value of our contingent consideration obligation are recognized as a component of operating expense within our condensed consolidated statements of operations.  We achieved the contingent consideration obligation milestone of 2,500 commercial tests and issued 227,845 shares in the three month period ended June 30, 2018.  There is no contingent consideration outstanding as of September 30, 2018.

Interest Expense

Interest expense is associated with borrowings under our loan agreements and also includes debt discount amortization.

Other Expense

Other expense includes gains and losses on foreign currency transactions, on debt extinguishment, and other miscellaneous expenses.  During the nine months ended September 30, 2018, we recorded $2.8 million loss on the conversion of the JGB Debt as the difference between the value of the shares of common stock issued on the days of conversion and the amount of principal debt converted on those days, net of the allocated debt discount and derivative liability balances.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

Common stock warrants issued in connection with our debt and equity financings are considered freestanding financial instruments and are analyzed as to whether they meet equity or liability classification in accordance with United States generally accepted accounting principles, or US GAAP. Warrants that meet liability classification are re-measured at each period end with changes in fair value recorded in our condensed consolidated statements of operations until these warrants are exercised or expire. On January 1, 2018, we adopted Accounting Standards Update No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral of Mandatorily Redeemable Financial Instruments of Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception and this resulted in the liability balance for our warrants issued to JGB being reclassified to equity on the date of adoption.

The JGB Debt included certain embedded derivatives that required bifurcation, including settlement and penalty provisions.  The embedded derivative was remeasured at each reporting period with changes recorded in change in estimated fair value of common stock warrant liability and derivative liability in the condensed consolidated statements of operations.  As of March 27, 2018, the JGB Debt had fully converted to shares of our common stock.  On April 17, 2018, we entered into a credit agreement with perceptive Credit Holdings II, LP, or Perceptive, for an initial term loan of $15.0 million, or the Perceptive Credit Agreement, which included an embedded derivative that required bifurcation related to early repayment provision.  We record changes in the fair value of the derivative liabilities in the change in estimated value of common stock warrant liability and derivative liability in our condensed consolidated statements of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods.  Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2017, except as discussed in Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

(In thousands)

	Three Months Ended September 30,
	2018	2017	Change
Revenue:
Testing services revenue	$16,847	$8,163	$8,684
Product revenue	4,223	3,872	351
License and other revenue	114	156	(42)
Total revenue	21,184	12,191	8,993
Operating expenses:
Cost of testing services	5,752	3,156	2,596
Cost of product	3,135	2,053	1,082
Research and development	3,868	2,959	909
Sales and marketing	5,971	3,255	2,716
General and administrative	5,177	4,038	1,139
Change in estimated fair value of contingent consideration	-	594	(594)
Total operating expenses	23,903	16,055	7,848
Loss from operations	(2,719)	(3,864)	1,145
Interest expense	(408)	(1,685)	1,277
Other expense, net	(40)	(317)	277
Change in estimated fair value of common stock warrant liability and derivative liability	(17,093)	(8,599)	(8,494)
Income tax benefit	290	178	112
Net loss	(19,970)	(14,287)	(5,683)
Net loss attributable to noncontrolling interest	—	(19)	19
Net loss attributable to CareDx, Inc.	$(19,970)	$(14,268)	$(5,702)

Testing Services Revenue

Testing services revenue increased by $8.7 million, or 106%, for the three months ended September 30, 2018 as compared to the same period in 2017.  This increase is mainly due to the 3,708 AlloSure test results provided in the three months ended September 30, 2018, following the launch of AlloSure in October 2017.  Additionally, AlloMap test results increased to 4,080 in the three months ended September 30, 2018, compared to 3,864 in the same period in 2017, and the Medicare reimbursement rate for AlloMap increased from $2,841 to $3,240 on January 1, 2018. Furthermore, in the three months ended September 30, 2018, we recognized $0.3 million testing services revenue related to payments received in excess of the $2.9 million accounts receivable adjustment recorded on January 1, 2018 upon adoption of ASC 606.

As described in Note 2 of the Condensed Consolidated Financial Statements, the adoption of ASC 606 on January 1, 2018, had a $0.3 million favorable impact on Testing Revenue for the three months ended September 30, 2018, compared to the revenue under the previous methodology prescribed by ASC Topic 605, “Revenue Recognition”, for the same period.

Product Revenue

Product revenue increased by $0.4 million, or 9%, for the three months ended September 30, 2018, compared to the same period in 2017. The increase was due to sales of the TruSight HLA products related to the License Agreement with Illumina, which was signed in May 2018, and increased sales of Olerup QTYPE, partially offset by decreased sales of Olerup SSP and Olerup SBT products.

License and Other Revenue

License, and other revenue decreased by less than $0.1 million for the three months ended September 30, 2018, compared to the same period in 2017.

Cost of Testing Services

Cost of testing services increased by approximately $2.6 million, or 82%, for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to test results provided for AlloSure, which was launched in October 2017, and the increase in AlloMap test results compared to the same period in 2017.

Cost of Product

Cost of product increased by $1.1 million, or 53%, for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to a change in the mix of products sold. The addition of sales of TruSight HLA products, which are purchased directly from Illumina, and the reduction in sales of Olerup SBT and Olerup SSP, which are manufactured internally, led to an increase of $0.6 million. Furthermore, in the three months ended September 30, 2018, the total cost of product manufactured internally increased by $0.2 million due to higher personnel costs and by $0.2 million due to an increase in the obsolescence provision.

Research and Development

Research and development expenses increased by $0.9 million, or 31%, for the three months ended September 30, 2018, compared to the same period in 2017, due to an increase in stock-based compensation expense of $0.6 million and an increase in clinical trial expenses of $0.2 million.

Sales and Marketing

Sales and marketing expenses increased by approximately $2.7 million, or 83%, for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to higher personnel related costs of $1.0 million, higher conference fees and travel costs associated with several key transplant industry events of $1.0 million, increased stock-based compensation expense of $0.2 million, and an increase in consulting fees of $0.2 million.

General and Administrative

General and administrative expenses increased by $1.1 million, or 28%, for the three months ended September 30, 2018, compared to the same period in 2017.  This increase was primarily due to an increase of $0.7 million in personnel related expenses, increased stock-based compensation of $0.5 million, partially offset by lower consulting, legal and professional fees of $0.2 million.

Change in Estimated Fair Value of Contingent Consideration

In accordance with the IMX acquisition agreement, we estimated the contingent consideration liability fair value at each period end based on our common stock price at the end of the period and a probability of meeting the contractual milestone related to the number of commercial AlloSure tests performed by June 2020.  The contingent consideration liability was settled in the three months ended June 30, 2018, with the achievement of the contractual milestone of 2,500 commercial AlloSure tests.  Changes in the fair value of the contingent liability were nil and $0.6 million expense for the three months ended September 30, 2018 and 2017, respectively.  The $0.6 million expense reflected an increase in our share price in the three months ended September 30, 2017 and an increase in our estimate of the probability of meeting the milestone under our business combination agreement with IMX.

Interest Expense

Interest expense decreased by $1.3 million for the three months ended September 30, 2018, compared to the same period in 2017. The interest expense of $0.4 million in the three months ended September 30, 2018, primarily consisted of interest expense and debt amortization recorded in relation to the Perceptive Credit Agreement entered into on April 17, 2018.

The interest expense of $1.7 million in the three months ended September 30, 2017, consisted of $1.3 million of interest expense and debt discount amortization related to the JGB Debt, $0.1 million of interest expense recorded in relation to deferred purchase consideration owed to the former shareholders of Allenex and $0.2 million in interest expense recorded in relation to the Allenex Notes, the Danske Bank Term Loan and the SSP Primers Loan.

The JGB Debt was entered into on March 15, 2017 and during the three months ended March 31, 2018 was converted into shares of our common stock. The deferred purchase consideration was related to the acquisition of Allenex and was settled in November 2017. The SSP Primers Loan was repaid in February 2018 and the Allenex Notes and Danske Bank Term Loan were repaid in April 2018.

Other Expense, Net

Other expense decreased by $0.3 million in the three months ended September 30, 2018 compared to the same period in 2017.  Other expense was less than $0.1 million in the three months ended September 30, 2018. For the three months ended September 30, 2017, other expense primarily consisted of foreign exchange losses of $0.3 million.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $17.1 million expense in the three months ended September 30, 2018 and $8.6 million expense in the comparative period in 2017.

The $17.1 million expense in the three months ended September 30, 2018 consisted of changes in liabilities for warrants exercised during the period and a charge for warrants that remained outstanding at September 30, 2018. In the three months ended September 30, 2018, approximately 1.2 million warrants with an average exercise price of $3.54 per share and a June 30, 2018 estimated fair market value of $10.14 per share were exercised. The average price of our common stock at exercise was $22.27 per share, resulting in a charge of $10.2 million. The remaining 0.4 million warrants classified as common stock warrant liability at September 30, 2018 were revalued, resulting in a remeasurement charge of $6.9 million.

The $8.6 million expense in the three months ended September 30, 2017, consisted of a remeasurement charge of $8.2 million related to the changes in fair value of common stock warrant liability and a $0.4 million charge for the change in fair value of the JGB embedded derivative. The $8.2 million expense related to our common stock warrant liability was due to (i) changes in the valuation of warrants due to the change in the share price of our common stock during the period, (ii) the adjustment in the exercise price of the warrants issued in connection with a private placement transaction completed on April 14, 2016 from $4.00 and $3.99 per share, respectively, to $1.12 per share, effective July 3, 2017, as a result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to amendments to the Conditional Share Purchase Agreements we entered into with each of Midroc Invest AB, FastPartner AB, and Xenella Holding AB, the former majority shareholders of Allenex, in connection with the acquisition of Allenex, or the Conditional Share Purchase Agreements, and (iii) adjustments to the quantity and exercise price of the common stock warrants issued in connection with the JGB Debt as a result of the issuance of 1,022,544 shares at a price of $1.12 pursuant to the amendments to the Conditional Share Purchase Agreements.

As of January 1, 2018, we adopted the new accounting standard and reclassified the outstanding common stock warrant issued in connection with the JGB Debt to equity. This warrant was not re-measured through earnings after January 1, 2018. The common stock warrant issued in connection with the JGB Debt was exercised in August 2018. The Perceptive Tranche A Warrant, issued on April 17, 2018, by us in accordance with the Perceptive Credit Agreement, was also classified as equity and excluded from quarterly remeasurement.  Warrants issued in connection with a private placement transaction completed on April 14, 2016, continue to be classified as liability and will be re-measured at the end of each reporting period until expired or exercised. Changes in the common stock fair value, estimated volatility and expected contractual term will significantly impact the fair value of the warrant liability.

Income Tax Benefit

For the three months ended September 30, 2018, we recorded an income tax benefit of $0.3 million on a loss before income taxes of $20.3 million.  This benefit primarily resulted from the expectation that amortization of the various intangible assets acquired, when completed and placed in service, is not expected to be deductible for tax purposes. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangibles. The effective tax rate for the nine months ended September 30, 2018 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the earnings taxed in foreign jurisdictions and the amortization of the acquired intangibles.

Comparison of the Nine Months Ended September 30, 2018 and 2017

(In thousands)

	Nine Months Ended September 30,
	2018	2017	Change
Revenue:
Testing services revenue	$41,448	$24,485	$16,963
Product revenue	11,080	10,916	164
License and other revenue	532	420	112
Total revenue	53,060	35,821	17,239
Operating expenses:
Cost of testing services	14,432	9,224	5,208
Cost of product	8,046	6,558	1,488
Research and development	10,732	9,360	1,372
Sales and marketing	15,916	9,747	6,169
General and administrative	16,080	14,672	1,408
Goodwill Impairment	—	1,958	(1,958)
Change in estimated fair value of contingent consideration	1,017	309	708
Total operating expenses	66,223	51,828	14,395
Loss from operations	(13,163)	(16,007)	2,844
Interest expense	(3,527)	(4,166)	639
Other expense, net	(2,891)	(1,191)	(1,700)
Change in estimated fair value of common stock warrant liability and derivative liability	(24,540)	(3,404)	(21,136)
Income tax benefit	1,095	837	258
Net loss	(43,026)	(23,931)	(19,095)
Net loss attributable to noncontrolling interest	(25)	(133)	108
Net loss attributable to CareDx, Inc.	$(43,001)	$(23,798)	$(19,203)

Testing Services Revenue

Testing services revenue increased by $17.0 million, or 69%, for the nine months ended September 30, 2018, compared to the same period in 2017.  This increase is mainly due to the 7,059 AlloSure test results provided in the nine months ended September 30, 2018, following the launch of AlloSure in October 2017. Additionally, AlloMap test results increased to 12,059 in the nine months ended September 30, 2018, compared to 11,475 in the same period in 2017, and the Medicare reimbursement rate for AlloMap increased from $2,841 to $3,240 on January 1, 2018. Furthermore, in the nine months ended September 30, 2018, we recognized $0.3 million testing services revenue related to payments received in excess of the $2.9 million accounts receivable adjustment recorded on January 1, 2018 upon adoption of ASC 606.

As described in Note 2 of the Condensed Consolidated Financial Statements, the adoption of ASC 606 on January 1, 2018, had a $0.8 million favorable impact on Testing Revenue for the nine months ended September 30, 2018, compared to the revenue under the previous methodology prescribed by ASC Topic 605, “Revenue Recognition”, for the same period.

Product Revenue

Product revenue increased by $0.2 million, or 2%, for the nine months ended September 30, 2018, compared to the same period in 2017. The increase was due to sales of the TruSight HLA products related to the License Agreement with Illumina, which was signed in May 2018, and increased sales of Olerup QTYPE, partially offset by a decrease in sales of Olerup SSP and Olerup SBT products.

License and Other Revenue

License and other revenue increased by $0.1 million for the nine months ended September 30, 2018, which is primarily due to revenue earned from Illumina under our the License Agreement.

Cost of Testing

Cost of testing increased by approximately $5.2 million, or 56%, for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the test results provided for AlloSure, which was launched in October 2017.

Cost of Product

Cost of product increased by $1.5 million, or 23%, for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to a change in the mix of products sold and increase in obsolescence provision. The addition of sales of TruSight HLA products, which are purchased directly from Illumina, and the reduction in sales of Olerup SBT and Olerup SSP, which are manufactured internally, led to an increase of $0.6 million. Furthermore, in the nine months ended September 30, 2018, the total cost of product manufactured internally increased by $0.2 million due to higher personnel costs and by $0.6 million due to an increase in the obsolescence provision.

Research and Development

Research and development expenses increased by $1.4 million, or 15%, for the nine months ended September 30, 2018, compared to the same period in 2017.  This increase reflects an increase of $1.1 million in stock-based compensation expense and an increase of $0.5 million in clinical trial costs, partially offset by lower personnel costs of $0.3 million.

Sales and Marketing

Sales and marketing expenses increased by approximately $6.2 million, or 63%, for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in personnel related expenses of $2.5 million, higher conference fees and travel costs of $2.1 million associated with several key transplant industry events, increased stock-based compensation expenses of $0.6 million, higher facilities and software related costs of $0.7 million and higher consulting fees of $0.2 million.

General and Administrative

General and administrative expenses increased by $1.4 million, or 10%, for the nine months ended September 30, 2018, compared to the same period in 2017.  This increase primarily reflects an increase of $1.8 million in stock-based compensation expense and an increase of $1.0 million in personnel related expenses, partially offset by a decrease in consulting and professional fees of $1.4 million.

Goodwill Impairment

In the three months ended March 31, 2017, we determined that the decrease in our market capitalization constituted an indicator of impairment and therefore a goodwill impairment test was completed as of March 31, 2017.  We recorded a goodwill impairment charge of $2.0 million and wrote off the remaining goodwill in the Post-Transplant reporting unit as of March 31, 2017. No impairment was identified in the nine months ended September 30, 2018.

Change in Estimated Fair Value of Contingent Consideration

In accordance with the IMX acquisition agreement, we estimated the contingent consideration liability fair value at each period end based on our common stock price at the end of the period and a probability of meeting the contractual milestone related to the number of commercial tests performed by June 2020. The contingent consideration liability was settled in the six months ended June 30, 2018, with the achievement of the contractual milestone of 2,500 commercial AlloSure tests. Changes in fair value of the contingent liability were $1.0 million expense compared to $0.3 million expense for the nine months ended September 30, 2018 and 2017 respectively. The $1.0 million expense reflected an increase in our share price from January 1, 2018 to the date of the issuance of the 227,845 shares and the settlement of the liability.  The $0.3 million expense reflected an increase in our share price in the nine months ended September 30, 2017 and an increase in our estimate of the probability of meeting the milestone under our business combination agreement with IMX.

Interest Expense

Interest expense decreased by $0.6 million for the nine months ended September 30, 2018, compared to the same period in 2017.

The interest expense of $3.5 million in the nine months ended September 30, 2018, consisted of $2.4 million of interest expense and debt discount amortization related to the JGB Debt, $0.9 million of interest expense and debt amortization recorded in relation to the

Perceptive Credit Agreement entered into on April 17, 2018 and $0.2 million of interest expense recorded in relation to the Allenex Notes, the Danske Bank Term Loan and the SSP Primers Loan.

The interest expense of $4.2 million in the nine months ended September 30, 2017, consisted of $2.8 million of interest expense and debt discount amortization related to the JGB Debt, $0.5 million of interest expense recorded in relation to deferred purchase consideration owed to the former shareholders of Allenex, $0.6 million in interest expense recorded on the Allenex Notes, the Danske Bank Term Loan and the SSP Primers Loan and $0.1 million of interest expense recorded on the East West Bank Debt.

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

Other Expense, Net

Other expense increased by $1.7 million in the nine months ended September 30, 2018 compared to the same period in 2017.  In the nine months ended September 30, 2018, the other expense charge primarily consisted of a loss of $2.8 million for the conversion of the JGB Debt in the three months ended March 31, 2018. In the nine months ended September 30, 2017, the other expense charge consisted of a foreign exchange loss of $0.8 million, $0.3 million loss on early extinguishment of existing indebtedness under the Loan Agreement with East West Bank and a $0.1 million transaction settlement fee.

Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability

The change in estimated fair value of common stock warrant liability and derivative liability was $24.5 million expense in the nine months ended September 30, 2018 and $3.4 million expense in the comparative period in 2017.

The $24.5 million expense in the nine months ended September 30, 2018, consisted of a remeasurement charge of $27.1 million related to the changes in fair value of common stock warrant liability, partially offset by a $2.6 million gain recorded for the changes in fair value of the JGB Debt embedded derivative between January 1, 2018 and the conversion date of March 27, 2018.

The $27.1 million remeasurement charge in the nine months ended September 30, 2018 related to changes in the fair value of common stock warrant liability and consisted of a charge for warrants exercised during the period and for warrants that remained outstanding at September 30, 2018. In the nine months ended September 30, 2018, approximately 1.7 million warrants with an average exercise price of $2.86 per share and a December 31, 2017 fair market value of $5.70 per share were exercised. The average price of our common stock on the days of exercise was $19.53 per share, resulting in a charge of $18.2 million. The remaining 0.4 million warrants classified as common stock warrant liability at September 30, 2018 were revalued, resulting in a remeasurement charge of $8.9 million.

In the nine months ended September 30, 2017, the $3.4 million charge reflected $4.3 million expense related to our common stock warrant liability and $0.9 million income related to our derivative liability. The $4.3 million expense was primarily caused by the effect of the increase in our stock price on the mark-to-market valuations. The JGB Debt included certain embedded derivatives that required bifurcation.  The value of these derivatives declined $0.9 million from the initial valuation on March 15, 2017 to September 30, 2017.

As of January 1, 2018, we adopted the new accounting standard and reclassified the outstanding common stock warrant issued in connection with the JGB Debt to equity. This warrant was not re-measured through earnings after January 1, 2018. This common stock warrant issued in connection with the JGB Debt was exercised in August 2018. The Perceptive Tranche A Warrant, issued on April 17, 2018, by us in accordance with the Perceptive Credit Agreement, was also classified as equity and excluded from quarterly remeasurement.  Warrants issued in connection with a Private Placement transaction completed on April 14, 2016, continue to be classified as liability and will be re-measured at the end of each reporting period until expired or exercised. Changes in the common stock fair value, estimated volatility and expected contractual term will significantly impact the fair value of the warrant liability.

Income Tax Benefit

For the nine months ended September 30, 2018, we recorded an income tax benefit of $1.1 million on a loss before income taxes of $44.1 million.  This benefit primarily resulted from the expectation that amortization of the various intangible assets acquired, when completed and placed in service, is not expected to be deductible for tax purposes. Accordingly, a deferred tax liability was recorded at the acquisition date for the difference between the financial reporting and tax basis of the intangibles. The effective tax rate for the nine months ended September 30, 2018 differs from the federal statutory tax rate as a result of the income tax expense and benefit related to the earnings taxed in foreign jurisdictions and the amortization of the acquired intangibles.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,005)	$(12,157)
Investing activities	(6,969)	(1,069)
Financing activities	12,956	11,459
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	(104)
Net decrease in cash, cash equivalents and restricted cash	$(80)	$(1,871)

Operating Activities

Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the statement of operations and changes in operating assets and liabilities. Cash used in operating activities for the nine months ended September 30, 2018 was $6.0 million. Our net loss of $43.0 million was our primary use of cash in operating activities and included a number of noncash items. Our noncash items included a $24.5 million loss on the revaluation of common stock warrant and derivative liabilities to estimated fair value, a $5.1 million stock-based compensation expense, $3.0 million of depreciation and amortization expense, $2.8 million loss on the conversion of debt to shares of our common stock, $2.2 million amortization expense related to the JGB Debt discount, $1.0 million contingent consideration revaluation expense and $0.2 million of amortization expense of inventory on fair market value adjustment.  Net operating assets decreased by $1.8 million.

Cash used in operating activities for the nine months ended September 30, 2017 was $12.2 million. Our net loss of $24.0 million was our primary use of cash in operating activities; which also included a number of noncash items. Our noncash items included a $3.4 million loss on revaluation of warrants and derivative liabilities to estimated fair value, a $2.0 million of goodwill impairment related to our purchase of Allenex, $2.7 million of depreciation and amortization, $2.8 million of amortization of debt discount and noncash interest expense, $1.3 million of stock-based compensation expense, $0.3 million contingent consideration revaluation expense and $0.3 million of amortization expense of inventory on fair market value adjustment. Net operating assets decreased $1.0 million.

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $7.0 million and consisted of $5.2 million related to the acquisition of intangible assets per the Illumina License Agreement, $1.1 million for purchases of property and equipment and $0.7 million for the acquisition of the Allenex minority interest.

For the nine months ended September 30, 2017, net cash used in investing activities was $1.1 million, and consisted of $0.5 million for the acquisition of Allenex, $0.5 million for the acquisition of the Conexio business assets and $0.1 million purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 of $13.0 million was primarily related to the $14.3 million net proceeds from the Perceptive Credit Agreement, cash proceeds of $11.0 million from the exercise of warrants, and $0.6 million cash proceeds from the exercise of stock options, partially offset by $11.4 million of principal payments of the promissory notes issued to FastPartner AB and Mohammed Al Amoudi, Danske Term Loan, and the SSP Primers Loan, $0.7 million of repurchase of common stock under employee incentive plans, $0.7 million repayment of the Danske Credit Facility, and $0.2 million of acquisition of Conexio Genomics Pty Ltd.

Net cash provided by financing activities for the nine months ended September 30, 2017 of $11.5 million consisted primarily of $24.0 million in net proceeds received from the JGB Debt agreement in March 2017 and a $0.6 million increase in the Danske Credit Facility, partially offset by $13.3 million of principal payments on debt and capital lease obligations.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $308.1 million at September 30, 2018.  As of September 30, 2018, we had cash and cash equivalents of $26.2 million, and $13.4 million of debt, net of debt discount, outstanding under our long-term debt obligations.

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

The Number of Diagnostic Products We Sell

The growth of our product revenues is tied to the sales of the Olerup SSP, Olerup QTYPE, Olerup SBT and TruSight HLA product lines.  The product sales organizations are located in Stockholm, Sweden; Vienna, Austria; Fremantle, Australia and West Chester, Pennsylvania.  Products are sold directly to customers in 14 countries. We also use distributors to sell products in approximately 60 countries.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act, and the instructions thereto.

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

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business.  We had cash and cash equivalents of $26.2 million and $16.9 million at September 30, 2018 and December 31, 2017, respectively, which consisted of bank deposits and money market funds.  Additionally, we had debt of $13.4 million and $34.1 million as of September 30, 2018 and December 31, 2017, respectively.  Such variable interest-bearing instruments carry a degree of risk.  However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.  A hypothetical fifty basis point increase or decrease in interest rates would have a less than $0.1 million impact on our unaudited condensed consolidated financial statements.

Foreign Currency Exchange Risk

We have operations in Sweden, Austria, Australia and sell to other countries throughout the world.  As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies.  Our testing services revenue is primarily denominated in U.S. dollars.  Our product revenue is denominated primarily in Swedish Krona, the Euro, the Australian dollar and U.S. dollars.  Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk.  A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates.  An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2018, would have negatively impacted our financial results for the nine months ended September 30, 2018 by $0.2 million and our product revenue by $0.5 million.  Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility.  We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 22, 2018 other than those listed below and that the risk factor with the heading “As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, we are currently ineligible to file new short form registration statements on Form S-3, and we are unable to access our existing Registration Statement on Form S-3 for sales of securities by us, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.” is no longer applicable to us as we regained eligibility to file new short form registration statements on Form S-3 on June 1, 2018 and we filed a universal shelf registration statement on Form S-3 (File No 333-227168) on August 31, 2018, which was declared effective by the SEC on October 11, 2018.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

Additional capital, if needed, may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. For example, we have the ability to sell up to $50.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to the Sales Agreement we entered into with Jefferies, LLC on August 31, 2018. Any shares of common stock issued in the at-the-market offering will result in dilution to the existing stockholders. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of Registrant’s common stock certificate.

4.2(4)

Sixth Amended and Restated Investors Rights Agreement, dated July 1, 2009, as amended on March 29, 2012, June 10, 2014, and July 14, 2014, between the Registrant and certain holders of the Registrant’s capital stock named therein.

4.3(5)#	1998 Equity Incentive Plan and forms of agreements thereunder.

4.4(6)#	2008 Equity Incentive Plan and forms of agreement thereunder.

4.5(7)#	ImmuMetrix, Inc. 2013 Equity Plan

4.6(8)#	2014 Equity Incentive Plan, as amended.

4.7(9)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.8(10)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.9(11)#	2016 Inducement Equity Plan.

4.10(12)#	Form of Warrant.

4.11(13)	Form of Common Stock Purchase Warrant issued to the Purchasers on March 15, 2017.

4.12(14)	Common Stock Purchase Warrant issued to Perceptive Credit Holdings II, LP on April 17, 2018.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(6)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(7)	Incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(8)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.

(9)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(10)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(11)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the SEC on May 23, 2016.
(12)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(13)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on March 15, 2017.
(14)	Incorporated by reference to Exhibit 4.12 to the Registrant’s Form 10-Q filed with the SEC on August 9, 2018.

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: November 8, 2018	By:	/s/ PETER MAAG
Peter Maag
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)