Form 10-Q
period 2019-09-30
CareDx, Inc.
filed 2019-10-31
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 001-36536
__________________________________________________
CAREDX, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	94-3316839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3260 Bayshore Boulevard
Brisbane, California 94005
(Address of principal executive offices and zip code)
(415) 287-2300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________
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
There were 42,436,026 shares of the registrant’s Common Stock issued and outstanding as of October 29, 2019.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$40,927	$64,616
Accounts receivable	19,169	9,760
Inventory	5,902	4,943
Prepaid and other current assets	2,126	1,795
Total current assets	68,124	81,114
Property and equipment, net	3,656	4,134
Operating leases right-of-use assets	2,244	—
Intangible assets, net	45,781	33,252
Goodwill	23,777	12,005
Restricted cash	251	192
Other assets	1,000	—
Total assets	144,833	130,697
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,691	$4,711
Accrued compensation	10,278	9,156
Accrued and other liabilities	15,002	5,637
Total current liabilities	30,971	19,504
Deferred tax liability	2,013	2,968
Common stock warrant liability	6,940	10,003
Deferred payments for intangible assets	5,103	—
Other liabilities	2,263	2,294
Total liabilities	47,290	34,769
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 42,421,115 shares and 41,384,960 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	42	41
Additional paid-in capital	432,471	412,010
Accumulated other comprehensive loss	(5,934)	(4,278)
Accumulated deficit	(329,036)	(311,845)
Total stockholders' equity	97,543	95,928
Total liabilities and stockholders’ equity	$144,833	$130,697
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Testing services revenue	$28,226	$16,847	$75,421	$41,448
Product revenue	4,200	4,223	13,226	11,080
Digital and other revenue	1,385	114	2,600	532
Total revenue	33,811	21,184	91,247	53,060
Cost of revenue	11,494	8,887	32,739	22,478
Gross profit	22,317	12,297	58,508	30,582
Operating expenses:
Research and development	8,521	3,868	21,765	10,732
Sales and marketing	11,058	5,971	28,627	15,916
General and administrative	9,485	5,177	27,103	16,080
Change in estimated fair value of contingent consideration	—	—	—	1,017
Total operating expenses	29,064	15,016	77,495	43,745
Loss from operations	(6,747)	(2,719)	(18,987)	(13,163)
Other income (expense):
Interest income (expense), net	37	(408)	679	(3,527)
Debt extinguishment expenses	—	—	—	(2,806)
Change in estimated fair value of common stock warrant liability and derivative liability	4,346	(17,093)	(14)	(24,540)
Other expense, net	(398)	(40)	(644)	(85)
Total other income (expense)	3,985	(17,541)	21	(30,958)
Loss before income taxes	(2,762)	(20,260)	(18,966)	(44,121)
Income tax benefit	949	290	1,775	1,095
Net loss	(1,813)	(19,970)	(17,191)	(43,026)
Net loss attributable to noncontrolling interest	—	—	—	(25)
Net loss attributable to CareDx, Inc.	$(1,813)	$(19,970)	$(17,191)	$(43,001)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.04)	$(0.54)	$(0.41)	$(1.26)
Diluted	$(0.04)	$(0.54)	$(0.41)	$(1.26)
Weighted-average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	42,393,550	37,154,293	42,048,647	34,134,138
Diluted	42,393,550	37,154,293	42,048,647	34,134,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1,813)	$(19,970)	$(17,191)	$(43,026)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(863)	120	(1,656)	(1,642)
Net comprehensive loss	(2,676)	(19,850)	(18,847)	(44,668)
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	—	(25)
Comprehensive loss attributable to CareDx, Inc.	$(2,676)	$(19,850)	$(18,847)	$(44,643)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	41,384,960	$41	$412,010	$(4,278)	$(311,845)	$95,928
Issuance of common stock under ESPP	31,184	—	341	—	—	341
RSU settlements, net of shares withheld	146,159	—	(2,378)	—	—	(2,378)
Issuance of common stock for services	2,112	—	51	—	—	51
Issuance of common stock for cash upon exercise of stock options	253,347	—	1,365	—	—	1,365
Issuance of common stock for cash upon exercise of warrants	94,707	—	2,569	—	—	2,569
Share-based compensation expense	—	—	6,001	—	—	6,001
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	(7,531)	(7,531)
Balance at March 31, 2019	41,912,469	$41	$419,959	$(5,002)	$(319,376)	$95,622
Changes in estimated offering costs	—	—	50	—	—	50
RSU settlements, net of shares withheld	112,760	—	(1,597)	—	—	(1,597)
Issuance of common stock for services	1,663	—	52	—	—	52
Issuance of common stock for cash upon exercise of stock options	240,734	1	1,404	—	—	1,405
Issuance of common stock for cash upon exercise of warrants	38,806	—	612	—	—	612
Share-based compensation expense	—	—	4,938	—	—	4,938
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(7,847)	(7,847)
Balance at June 30, 2019	42,306,432	$42	$425,418	$(5,071)	$(327,223)	$93,166
Contingent consideration classified as equity	—	—	222	—	—	222
Issuance of common stock under ESPP	20,528	—	418	—	—	418
RSU settlements, net of shares withheld	2,140	—	(29)	—	—	(29)
Issuance of common stock for services	1,514	—	54	—	—	54
Issuance of common stock for cash upon exercise of stock options	81,473	—	476	—	—	476
Issuance of common stock upon exercise of warrants	9,028	—	—	—	—	—
Share-based compensation expense	—	—	5,912	—	—	5,912
Foreign currency translation adjustment	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	(1,813)	(1,813)
Balance at September 30, 2019	42,421,115	$42	$432,471	$(5,934)	$(329,036)	$97,543
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stock and Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	28,825,019	$29	$264,204	$(2,346)	$(268,022)	$180	$(5,955)
Adoption of ASC 606	—	—	—	—	2,933	—	2,933
Reclassification of warrants from liability to equity	—	—	6,550	—	—	—	6,550
Conversion of convertible debt	6,161,331	6	38,848	—	—	—	38,854
Issuance of common stock under ESPP	34,176	—	32	—	—	—	32
RSU settlements, net of shares withheld	49,330	—	(128)	—	—	—	(128)
Issuance of common stock for services	5,772	—	62	—	—	—	62
Issuance of common stock for cash upon exercise of stock options	142,554	—	80	—	—	—	80
Issuance of common stock for cash upon exercise of warrants	22,600	—	153	—	—	—	153
Share-based compensation expense	—	—	634	—	—	—	634
Acquisition of noncontrolling interests	—	—	(537)	—	—	(155)	(692)
Foreign currency translation adjustment	—	—	—	(137)	—	—	(137)
Net loss	—	—	—	—	(8,969)	(25)	(8,994)
Balance at March 31, 2018	35,240,782	$35	$309,898	$(2,483)	$(274,058)	$—	$33,392
RSU settlements, net of shares withheld	24,306	—	(570)	—	—	—	(570)
Issuance of common stock for services	12,147	—	72	—	—	—	72
Issuance of common stock for cash upon exercise of stock options	24,934	—	98	—	—	—	98
Issuance of common stock for cash upon exercise of warrants	445,576	—	5,724	—	—	—	5,724
Share-based compensation expense	—	—	2,449	—	—	—	2,449
Issuance of common stock for contingent consideration	227,848	1	2,689	—	—	—	2,690
Issuance of warrants in connection with Perceptive debt	—	—	784	—	—	—	784
Foreign currency translation adjustment	—	—	—	(1,625)	—	—	(1,625)
Net loss	—	—	—	—	(14,062)	—	(14,062)
Balance at June 30, 2018	35,975,593	$36	$321,144	$(4,108)	$(288,120)	$—	$28,952
Issuance of common stock under ESPP	42,534	—	255	—	—	—	255
RSU settlements, net of shares withheld	104,014	—	—	—	—	—	—
Issuance of common stock for services	29,890	—	63	—	—	—	63
Issuance of common stock for cash upon exercise of stock options	115,144	—	411	—	—	—	411
Issuance of common stock for cash upon exercise of warrants	2,517,036	3	32,770	—	—	—	32,773
Share-based compensation expense	—	—	1,202	—	—	—	1,202
Issuance of common stock for contingent consideration	—	—	582	—	—	—	582
Foreign currency translation adjustment	—	—	—	120	—	—	120
Net loss	—	—	—	—	(19,970)	—	(19,970)
Balance at September 30, 2018	38,784,211	$39	$356,427	$(3,988)	$(308,090)	$—	$44,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(17,191)	$(43,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,010	5,078
Revaluation of common stock warrant liability and derivative liability to estimated fair value	14	24,540
Depreciation and amortization	3,840	3,039
Loss on the write-off of fixed assets	160	—
Non-cash lease expense	1,129	—
Amortization of inventory fair market value adjustment	—	224
Loss on conversion of JGB Debt to shares of common stock	—	2,806
Amortization of debt discount and noncash interest expense	—	2,188
Revaluation of contingent consideration to estimated fair value	—	1,017
Changes in operating assets and liabilities:
Accounts receivable	(7,816)	(3,830)
Inventory	(1,327)	358
Prepaid and other assets	566	(174)
Operating leases liabilities, net	(1,436)	—
Accounts payable	1,003	(863)
Accrued compensation	1,038	3,376
Accrued and other liabilities	2,478	430
Change in deferred taxes	(1,154)	(1,168)
Net cash used in operating activities	(1,686)	(6,005)
Investing activities:
Acquisition of business	(18,119)	—
Acquisition of intangible assets	(1,148)	(5,202)
Investment in equity securities	(1,000)	—
Acquisition of noncontrolling interests, net of cash acquired	—	(692)
Purchase of property and equipment, net	(970)	(1,075)
Net cash used in investing activities	(21,237)	(6,969)
Financing activities:
Proceeds from Perceptive term loan, net of issuance costs	—	14,282
Proceeds from issuance of common stock under employee stock purchase plan	760	32
Taxes paid related to net share settlement of restricted stock units	(4,004)	(698)
Proceeds from exercise of warrants	105	10,996
Proceeds from exercise of stock options	3,245	589
Principal payments on debt and finance lease obligations	(128)	(11,397)
Contingent payments related to the acquisition of Conexio Genomics Pty Ltd.	(192)	(171)
Change in short term credit facility	—	(677)
Net cash (used in) provided by financing activities	(214)	12,956
Effect of exchange rate changes on cash and cash equivalents	(493)	(62)
Net decrease in cash, cash equivalents and restricted cash	(23,630)	(80)
Cash, cash equivalents, and restricted cash at beginning of period	64,808	26,474
Cash, cash equivalents, and restricted cash at end of period	$41,178	$26,394
Supplemental disclosure of cash flow information:
Deferred payments for intangible assets	$7,180	—
Operating leases right-of-use assets	2,244	—
Contingent consideration	1,441	2,689

	September 30, 2019	December 31, 2018
Cash, Cash Equivalents and Restricted Cash as of:
Cash and cash equivalents	$40,927	$64,616
Restricted cash	251	192
Total cash, cash equivalents and restricted cash at the end of period	$41,178	$64,808
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
On May 7, 2019, the Company completed the acquisition of 100% of the outstanding equity of Ottr Complete Transplant Management (“Ottr”). Ottr’s solutions enable integration with electronic medical records (“EMR”) systems, providing patient surveillance management tools and outcomes data to transplant centers. On August 26, 2019, the Company completed the acquisition of 100% of the outstanding equity of XynManagement, Inc. (“XynManagement”). Ottr and XynManagement products will be added to the CareDx Digital Solutions portfolio. See Note 5 for further details.
Testing Services
AlloMap Heart is a covered service for Medicare beneficiaries since January 1, 2006. In 2018, the Medicare reimbursement rate for AlloMap Heart was set at $3,240, which remains applicable for 2019.  AlloMap Heart has also received positive coverage decisions from many of the largest U.S. private payers.
In October 2017, the Company commercially launched AlloSure Kidney, its proprietary next generation sequencing-based test that measures dd-cfDNA in kidney transplant recipients. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.  AlloSure Kidney has also received payments from private payers on a case-by-case basis. However, no positive coverage decisions from private payers have yet been made for AlloSure Kidney.
In September 2018, the Company initiated the Surveillance HeartCare™ Outcomes Registry (“SHORE”). SHORE is a prospective, multi-center, observational registry of patients receiving HeartCare for surveillance. HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure® Heart in one surveillance solution. In August 2019, AlloSure Heart received a positive draft Local Coverage Determination (dLCD) for Medicare coverage.
In February 2019, AlloSure® Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies.
In September 2019, the Company announced the commencement of the Outcomes of KidneyCare™ on Renal Allografts (“OKRA”) study. OKRA is an extension of the Kidney Allograft Outcomes AlloSure Registry (“K-OAR”). OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap® Kidney and the predictive artificial intelligence technology of KidneyCare™ iBox developing a multimodality surveillance solution. The Company has not yet made any applications to payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox.
Products
Olerup SSP® is used to type Human Leukocyte Antigen (“HLA”) alleles, based on the sequence specific primer (“SSP”) technology.  Olerup SBT™ is a complete product range for sequence-based typing of HLA alleles. QTYPE® enables speed and precision in HLA typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time polymerase chain reaction, or PCR methodology.
TruSight HLA is a next generation sequencing (“NGS”)-based high resolution typing solution that provides NGS-level resolution to HLA typing. The Company’s suite of AlloSeq products are commercial NGS-based kitted solutions that the Company acquired as a result of its License Agreement. These products include: AlloSeq™ Tx, a high-resolution HLA typing solution, AlloSeq™ cfDNA, a surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq™ HCT, a solution for chimerism testing for stem cell transplant recipients.

Digital
Following the acquisitions of both Ottr and XynManagement, CareDx is a leading provider of transplant patient tracking software (“Ottr software”), as well as of transplant quality tracking and waitlist management solutions. Ottr software provides comprehensive solutions for transplant patient management, and is currently used in over 60 leading transplant centers in the U.S. Ottr software enables integration with EMR systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers. XynManagement provides two unique solutions, XynQAPI software (“XynQAPI”) and Waitlist Management. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients (“SRTR”) reporting. Waitlist Management includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $329.0 million at September 30, 2019. As of September 30, 2019, the Company had cash and cash equivalents of $40.9 million.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.
Reclassifications and Changes in Presentation
Certain prior period amounts have been reclassified to conform with the current period presentation, including: (i) separate presentation of debt extinguishment expenses from other expense, net, (ii) combined presentation of license and other revenue with digital revenue, (iii) combined presentation of cost of testing services, cost of product, and cost of digital, and (iv) separate presentation of gross profit. These reclassifications had no effect on the reported results of operations.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2019 and 2018, approximately 54% and 50% respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2019 and 2018, approximately 39% and 47%, respectively, of total revenue was derived from Medicare. No other payers or customers represented more than 10% of total revenue for these periods.
As of September 30, 2019 and December 31, 2018, approximately 30% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable on either September 30, 2019 or December 31, 2018.
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
The Company’s leases have remaining terms of 1.25 years to 3.06 years, some of which include options to extend the lease term. The Company’s lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Certain finance leases also include bargain purchase options of the leased equipment.
Recent Accounting Pronouncements
Effective January 1, 2019, the Company adopted ASC 842 using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, the Company does not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. The Company has also chosen to apply the package of practical expedients for existing leases, which provides relief from reassessing: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) whether initial direct costs can be capitalized. The Company has also made some accounting policy elections to: (i) allow the Company not to separate nonlease components from lease components, and instead to account for those as a single lease component, and (ii) elect not to recognize a ROU asset and a lease liability for leases with a term of 12 months or less .
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
The standard did not have a material impact on the unaudited condensed consolidated statement of cash flows or the condensed consolidated statement of operations.
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-2, Income Statement – Reporting Comprehensive Income (ASC Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive

Income (“ASU 2018-2”). The amendments in ASU 2018-2 allow a reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). ASU 2018-2 became effective for all interim and annual reporting periods beginning after December 15, 2018 and may be applied retrospectively or as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2019. The adoption of the new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In September 2018, the FASB issued ASU No. 2018-7, Compensation - Stock Compensation (ASC Topic 718): Improvements to Nonemployee Share Based Payment Accounting (“ASU 2018-7”). ASU 2018-7 is effective for all interim and annual reporting periods beginning on or after December 15, 2018. The Company adopted ASU 2018-7 on January 1, 2019 applying a modified retrospective approach. On transition, the Company only had nonemployee equity-classified awards with an established measurement date. Accordingly, the Company did not record a cumulative-effect adjustment to retained earnings.
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
In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC Topic 326), which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new CECL standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. ASU 2016-13 has a greater impact on banks. However, nonbank entities that have financial instruments or other assets such as trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities are subject to the CECL model. The Company does not believe adoption of the guidance will have a significant impact on its condensed consolidated financial statements.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic and diluted net loss per share	$(1,813)	$(19,970)	$(17,191)	$(43,001)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share attributable to CareDx, Inc.	42,393,550	37,154,293	42,048,647	34,134,138
Net loss per share attributable to CareDx, Inc.:
Basic and diluted	$(0.04)	$(0.54)	$(0.41)	$(1.26)
The following potentially dilutive securities have been excluded from diluted net loss per share as at September 30, 2019 because their effect would be antidilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Shares of common stock subject to outstanding options	2,668,388	2,532,171
Shares of common stock subject to outstanding common stock warrants	355,240	798,553
Restricted stock units	1,552,466	894,304
Total common stock equivalents	4,576,094	4,225,028

4. FAIR VALUE MEASUREMENTS
The Company records its financial assets and liabilities at fair value.  The carrying amounts of certain financial instruments of the Company, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
•Level 1: Inputs which include quoted prices in active markets for identical assets and liabilities.
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$33,691	$—	$—	$33,691
Liabilities
Common stock warrant liability	$—	$—	$6,940	$6,940

	December 31, 2018
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$59,471	$—	$—	$59,471
Liabilities
Common stock warrant liability	$—	$—	$10,003	$10,003
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability
Balance as of December 31, 2018	$10,003
Exercise of warrants	(3,157)
Change in estimated fair value	94
Balance as of September 30, 2019	$6,940
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1.  At September 30, 2019 and December 31, 2018, money market funds were included on the balance sheets in cash and cash equivalents.
•Common stock warrant liability – The Company utilizes a binomial-lattice pricing model (the “Monte Carlo Simulation Model”) that involves a market condition simulation to estimate the fair value of the warrants.  The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants.  Increases (decreases) in the assumptions discussed above result in a directionally similar impact to the fair value of the common stock warrant liability.
Common Stock Warrant Liability Valuation Assumptions

	September 30, 2019	December 31, 2018
Private Placement Common Stock Warrant Liability
Stock Price	$22.61	$25.14
Exercise Price	$1.12	$1.12
Remaining term (in years)	3.54	4.29
Volatility	81.00%	79.00%
Risk-free interest rate	1.55%	2.46%

5. BUSINESS COMBINATIONS
Ottr
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
Goodwill of $10.0 million arising from the acquisition primarily consists of synergies from combining the Ottr software with the current testing solutions offered by the Company. The integration of the Ottr software into transplant center EMR systems may simplify the ordering process for the Company’s leading surveillance tests, optimize transplant patient safety, increase efficiency and facilitate compliance. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Company’s existing operating segment.
The following table summarizes the consideration paid for Ottr and the provisional amounts of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date:

Total (In Thousands)
Consideration

Cash	$16,037
Accrued purchase consideration	111
Total Consideration	$16,148

Recognized amounts of identifiable assets acquired and liabilities assumed

Current assets	$1,525
Fixed assets	35
Identifiable intangible assets	6,600
Current liabilities	(2,056)
Total identifiable net assets acquired	6,104
Goodwill	10,044
$16,148
The allocation of the purchase price to assets acquired and liabilities assumed was based on the Company’s best estimate of the fair value of such assets and liabilities as of the acquisition date.
The fair value of the acquired current liabilities as of June 30, 2019 included a preliminary deferred revenue balance of $2.3 million. During the three months ended September 30, 2019, the Company recorded an adjustment of $0.5 million to the initial valuation amount of deferred revenue, decreasing its balance to $1.8 million as of the acquisition date. This change is a result of updated assumptions and methodologies for acquired software maintenance contracts. As part of this adjustment, goodwill decreased by approximately $0.6 million.
At the acquisition date the Company estimated net deferred tax assets of approximately $0.2 million arising from temporary differences related to assets acquired and liabilities assumed. The Company estimated that Ottr had net operating losses (“NOLs”) carryforward of approximately $6.9 million, $4.3 million of which will begin to expire in 2033, and the remaining $2.6 million will be carried forward indefinitely. A full valuation allowance of $0.2 million was recognized as of the acquisition date resulting in no impact from deferred taxes to Ottr’s opening balance. An Internal Revenue Code Section 382 study for NOLs was finalized during the third quarter of 2019 and deferred taxes acquired are finalized as of September 30, 2019.
The following table summarizes the fair values of the intangible assets acquired as of the acquisition date ($ in thousands):

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
The acquired developed technology represents the fair value of Ottr’s proprietary software. The trademark acquired consists primarily of the Ottr brand and markings. The fair value of both the developed technology and the trademark were determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved due to its ownership of the asset. The royalty rates of 15.0% and 1.0% were used to estimate the fair value of the developed technology and the trademark, respectively.
The Company utilized a discount rate of 14.5% in estimating the fair value of these three intangible assets.
As of September 30, 2019, Ottr’s digital revenue of $2.3 million was included in the Company’s condensed consolidated statement of operations from the acquisition date of May 7, 2019. Unaudited supplemental pro forma information is not disclosed because it is considered immaterial.
XynManagement
On August 26, 2019, the Company acquired 100% of the outstanding common stock of XynManagement for total cash consideration of $2.0 million. As a result of the acquisition, the Company recognized contingent consideration of $1.4 million, including liability and equity components, goodwill of $1.7 million and intangible assets of $2.0 million. The goodwill for this acquisition is not deductible for income tax purposes. Contingent consideration relates to potential future cash payments upon reaching specified revenue and non-financial targets. The fair value of contingent consideration was determined using the Monte Carlo simulation model. See Note 1 for further details.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and nine months ended September 30, 2019 (in thousands).

Total
Balance as of January 1, 2019	$12,005
Goodwill acquired	11,772
Balance as of September 30, 2019	$23,777

Intangible Assets
The following tables present details of the Company’s intangible assets as of September 30, 2019 ($ in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$26,387	$(5,897)	$(2,291)	$18,199	8.4
Customer relationships	18,168	(3,084)	(1,885)	13,199	10.7
Commercialization rights	8,079	(30)	—	8,049	9.9
Trademarks and tradenames	2,360	(573)	(275)	1,512	8.6
Total intangible assets with finite lives	$54,994	$(9,584)	$(4,451)	$40,959
Acquired in-process technology	4,822	—	—	4,822
Total intangible assets	$59,816	$(9,584)	$(4,451)	$45,781
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
Customer relationships represent the fair value of future projected revenue that is expected to be derived from sales of TruSight HLA products to existing customers of Illumina. The customer contracts and related relationships value has been estimated utilizing a multi-period excess earnings method under income approach, which reflects the present value of the projected cash flows that are expected to be generated by the customer relationships less charges representing the contribution of other assets to those cash flows that use projected cash flows with and without the intangible asset in place. The economic useful life was determined based on the life of the products, assuming that the existing customers will remain with the Company until the products become obsolete. The Company utilized a discount rate of 18% in estimating the fair value of the customer relationships.

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
The following table summarizes the fair values of the intangible assets acquired as of the closing date ($ in thousands):

	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships: TruSight HLA	$380	2.6
Acquired in-process technology: AlloSeq Tx	2,719	—
Acquired in-process technology: AlloSeq HCT	2,103	—
Total	$5,202
Cibiltech License and Commercialization Agreement
Effective April 30, 2019, the Company entered into a license and commercialization agreement (the “Cibiltech Agreement”) with Cibiltech SAS (“Cibiltech”). Cibiltech is a French company engaged in the development and support of predictive medicine and artificial intelligence software, services and technology, with an emphasis on personalized patient care and clinical research, including its proprietary software and service offering known as Predigraft (or KidneyCare iBox in the U.S.) for the predictive analysis of post-transplantation kidney allograft loss. The Cibiltech Agreement provides the Company with an irrevocable, non-transferable right to commercialize Cibiltech’s proprietary software in the field of transplantation in the U.S. for a period of ten years. The Company estimated the fair value of the acquired commercialization rights intangible asset based on expected contractual payments discounted to present value using a discount rate of 6%. In September 2019, the Company initiated the OKRA clinical study, which incorporates KidneyCare iBox. On such date, the Company commenced amortization of the acquired commercialization intangible asset.
On July 26, 2019, pursuant to the Cibiltech Agreement, the Company purchased $1.0 million of convertible preferred shares of Cibiltech and does not have a significant influence on Cibiltech’s operations.

The following table presents details of the Company’s intangible assets as of December 31, 2018 ($ in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$22,937	$(4,399)	$(1,411)	$17,127	8.4
Customer relationships	13,058	(2,290)	(1,131)	9,637	11.6
Trademarks and tradenames	2,260	(454)	(140)	1,666	12.0
Total intangible assets with finite lives	$38,255	$(7,143)	$(2,682)	$28,430
Acquired in-process technology	4,822	—	—	4,822
Total intangible assets	$43,077	$(7,143)	$(2,682)	$33,252
Amortization expense was $0.8 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively.  For the three months ended September 30, 2019, expenses of $0.3 million and $0.3 million were amortized to cost of product and sales and marketing expense, respectively.  For the three months ended September 30, 2018, expenses of $0.3 million and $0.3 million were amortized to cost of product and sales and marketing expense, respectively.  Amortization expense was $2.1 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019, expenses of $1.0 million and $0.9 million were amortized to cost of product and sales and marketing expense, respectively.  For the nine months ended September 30, 2018, expenses of $1.1 million and $0.8 million were amortized to cost of product and sales and marketing expense, respectively.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2019 (in thousands):

Years Ending December 31,	Cost of Revenue	Sales and Marketing	Total
Remainder of 2019	$750	$362	$1,112
2020	2,962	1,417	4,379
2021	2,917	1,228	4,145
2022	2,917	1,211	4,128
2023	2,917	1,211	4,128
Thereafter	13,785	9,282	23,067
Total future amortization expense	$26,248	$14,711	$40,959
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
7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$2,549	$2,506
Work in progress	1,009	651
Raw materials	2,344	1,786
Total inventory	$5,902	$4,943
Accrued and other liabilities
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred revenue	$3,190	$39
Clinical studies	2,545	1,815
Deferred payments for intangible assets	2,077	—
Short-term lease liability	2,033	—
Test sample processing fees	804	657
Accrued royalty	733	285
Contingent consideration	700	—
Professional fees	667	822
Other accrued expenses	2,253	2,019
Total accrued and other liabilities	$15,002	$5,637

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
The following table summarizes the lease cost for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$453	$1,358
Finance lease cost	54	164
Total lease cost	$507	$1,522

Other information:
Weighted-average remaining lease term - Operating leases (in years)	1.51
Weighted-average remaining lease term - Finance leases (in years)	1.57
Weighted-average discount rate - Operating leases (%)	10.5%
Weighted-average discount rate - Finance leases (%)	6.46%
Rent expense under non-cancelable operating leases was $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively.  Rent expense under the non-cancelable operating leases $1.4 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Future minimum lease commitments under these operating and finance leases as of September 30, 2019, are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
Remainder of 2019	$52	$564
2020	209	2,287
2021	71	215
2022	—	93
Total future minimum lease payments	$332	$3,159
The current portion of obligations under finance leases is included in accrued and other liabilities on the condensed consolidated balance sheets.  The long-term portion is included in other liabilities on the condensed consolidated balance sheets.
Royalty Commitments
The Board of Trustees of the Leland Stanford Junior University (“Stanford”)
In June 2014, the Company entered into a license agreement with Stanford (the “Stanford License”), which granted the Company an exclusive license to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Under the terms of the Stanford License, the Company is required to pay an annual license maintenance fee, six milestone payments and royalties in the low single digits of net sales of products incorporating the licensed technology. The license maintenance fee may be offset against earned royalty payments due on net sales in that year. Royalties incurred for the three and nine months ended September 30, 2019 were not material.
Illumina
On May 4, 2018, the Company entered into the License Agreement with Illumina. The License Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of future commercialized products. In the three and nine months ended September 30, 2019, the Company paid no royalties to Illumina.

Cibiltech Commitments
Pursuant to the Cibiltech Agreement, as discussed in Note 6, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from KidneyCare iBox.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2019 and as of December 31, 2018.
9. DEBT
The Company did not have any outstanding debt as of September 30, 2019 or December 31, 2018.
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

10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the 401(k) plan. The Company incurred expenses related to contributions to the 401(k) plan of $0.1 million for each of the three months ended

September 30, 2019 and 2018, respectively.  The Company incurred expenses related to contributions to the 401(k) plan of $0.5 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.
11. WARRANTS
The Company has issued common stock warrants in connection with debt or equity financings to lenders, placement agents or investors.  Issued warrants are considered standalone financial instruments and the terms of each warrant are analyzed for equity or liability classification in accordance with U.S. GAAP. Warrants that are classified as liabilities usually have various features that would require net-cash settlement by the Company. Warrants that are not liabilities, derivatives and/or meet the exception criteria are classified as equity. Warrants liabilities are remeasured at fair value at each period end with changes in fair value recorded in the condensed consolidated statements of operations until expired or exercised. The Company utilizes the Monte Carlo Simulation Model to estimate the fair value of its warrants.  Refer to Note 4 for further details. Warrants that are classified as equity are valued at fair value on the date of issuance, recorded in additional paid in capital and not remeasured.
In the three months ended September 30, 2019, there were no warrants that were exercised for cash payments.  During the three months ended September 30, 2019, warrants to purchase approximately 111,400 shares of common stock were exercised on a cashless basis and approximately 9,000 shares were issued pursuant to the exercises.  In the nine months ended September 30, 2019, warrants to purchase approximately 94,000 shares of common stock were exercised for cash payments of $0.1 million.  During the nine months ended September 30, 2019, approximately 207,400 warrants were exercised on a cashless basis and approximately 49,000 shares were issued pursuant to the exercises.
In the three months ended September 30, 2018, warrants to purchase approximately 2,530,000 shares of common stock were exercised for a cash payment of $10.5 million.  In the nine months ended September 30, 2018, warrants to purchase approximately 2,998,000 shares of common stock were exercised for cash payments of $11.0 million.
As of September 30, 2019, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
2015-01	Equity	5 years	$6.96	34,483
2016-04	Liability	7 years	$1.12	320,757
				355,240

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and unvested RSU activity under the Company’s 2014 Equity Incentive Plan and 2016 Inducement Equity Incentive Plan and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2018	322,178	2,501,057	$9.10	968,364	$11.49
Additional options authorized	1,855,398	—	—	—	—
Common stock awards for services	(5,906)	—	—	—	—
RSUs granted	(1,222,488)	—	—	1,222,488	27.47
RSUs vested	—	—	—	(493,179)	14.67
Options granted	(946,030)	946,030	28.14	—	—
Options exercised	—	(573,054)	5.66	—	—
Repurchase of common stock under employee incentive plans	135,248	—	—	—	—
RSUs forfeited	145,207	—	—	(145,207)	21.62
Options forfeited	204,206	(204,206)	14.13	—	—
Options expired	1,439	(1,439)	3.86	—	—
Balance—September 30, 2019	489,252	2,668,388	—	1,552,466	—

The total intrinsic value of options exercised was $2.3 million and $14.3 million in the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, the total intrinsic value of outstanding RSUs was approximately $35.1 million and there were $27.2 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.04 years.
Options outstanding that have vested and are expected to vest at September 30, 2019 are as follows:

	Number of Shares Issued	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Vested	928	$7.20	6.55	$14,458
Expected to vest	1,625	21.02	9.06	8,004
Total	2,553			$22,462
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2019 for stock options that were in-the-money.
The total fair value of options that vested during the three and nine months period ended September 30, 2019 was $0.8 million and $2.6 million, respectively. As of September 30, 2019, there were approximately $19.2 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 3.23 years.
2014 Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”), under which employees can purchase shares of its common stock based on a percentage of their compensation, but not greater than 15% of their respective earnings; provided, however, an eligible employee’s right to purchase shares of the Company’s common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The ESPP has consecutive offering periods of approximately six months in length. The purchase price per share may not be less than 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the exercise date.
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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock options
Expected term (in years)	5.89	5.8	5.97	6.0
Expected volatility	69.90%	66.00%	70.63%	68.47%
Risk-free interest rate	1.72%	2.81%	2.35%	2.72%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	70.80%	59.94%	73.40%	92.71%
Risk-free interest rate	2.10%	2.14%	2.28%	1.76%
Expected dividend yield	—%	—%	—%	—%
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
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the three and nine months ended September 30, 2019 and 2018, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$425	$123	$1,705	$375
Research and development	954	763	3,227	1,438
Sales and marketing	1,125	199	2,796	729
General and administrative	3,460	775	9,282	2,536
Total	$5,964	$1,860	$17,010	$5,078
No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.  In addition, no amounts of stock-based compensation expense were capitalized for the periods presented.
13. INCOME TAXES
The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  For the three and nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.9 million and $1.8 million, respectively, compared to $0.3 million and $1.1 million for the three and nine months ended September 30, 2018, respectively.  The income tax benefit of $0.9 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses and acquired deferred tax liabilities that generate a source of income for the recognition of deferred tax assets previously not recognized.  The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. Accordingly, the U.S. net deferred tax assets have been offset by a full valuation allowance.
Starting in 2018, companies may be subject to global intangible low tax income (“GILTI”), which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under Staff Accounting Bulletin No. 118. The Company has not yet made an election with respect to GILTI and does not believe that GILTI will have a material impact on the Company’s 2019 taxes. The Company will continue to review the GILTI and BEAT rules to determine their applicability to the Company as the rules become effective.
14. SEGMENT REPORTING
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

Both the Ottr and XynManagement acquisitions are integrated into the Company’s single reporting unit.
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue.  The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2018
	2019	2018	2019	2018
Testing services revenue
United States	$28,126	$16,675	$75,011	$40,988
Rest of the World	100	172	410	460
	$28,226	$16,847	$75,421	$41,448
Product revenue
United States	$1,606	$1,738	$5,606	$4,066
Europe	1,963	2,020	5,812	5,848
Rest of the World	631	465	1,808	1,166
	$4,200	$4,223	$13,226	$11,080
Digital and other revenue
United States	$1,332	$69	$2,462	$446
Europe	31	45	90	86
Rest of the World	22	—	48	—
	$1,385	$114	$2,600	$532

Total United States	$31,064	$18,482	$83,079	$45,500
Total Europe	1,994	2,065	5,902	5,934
Total Rest of the World	753	637	2,266	1,626

Total	$33,811	$21,184	$91,247	$53,060
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2019	December 31, 2018
Long-lived assets:
United States	$2,957	$3,235
Europe	402	625
Rest of the World	297	274
Total	$3,656	$4,134

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
These forward-looking statements may include, but are not limited to, statements concerning the following:
•our ability to generate revenue from sales of AlloMap Heart, AlloSure Kidney and future testing services, if any, and our ability to increase the commercial success of these testing services;
•our ability to obtain, maintain and expand reimbursement coverage from payers for AlloMap Heart, AlloSure Kidney and other future testing services, including AlloMap Kidney, AlloSure Heart, AlloSure Lung and KidneyCare iBox, if any;
•our ability to generate revenue from sales of Olerup SSP, Olerup SBT, QTYPE, TruSight HLA and future products, if any, and our ability to increase the commercial success of these products;
•our ability to generate revenue from the license and commercialization agreement, or the License Agreement with Illumina, Inc., or Illumina;
•our ability to generate revenue from the license and commercialization agreement, or the Cibiltech Agreement, with Cibiltech SAS, or Cibiltech;
•our plans and ability to develop and commercialize new solutions for the surveillance of heart, kidney and other solid organ transplant recipients;
•our plans and ability to continue updating our products, services and technology to maintain our leading position in transplantations;
•the outcome or success of our clinical trial collaborations and registry studies; including Kidney Allograft Outcomes AlloSure Registry, or K-OAR, the Surveillance HeartCare Outcomes Registry, or SHORE, and the Outcomes of KidneyCare on Renal Allografts registry study, or OKRA;
•the favorable review of our testing services and product offerings, and our future solutions, if any, in peer-reviewed publications;
•our ability to obtain additional financing on terms favorable to us, or at all;
•our anticipated cash needs and our anticipated uses of our funds, including our estimates regarding operating expenses and capital requirements;
•our ability to integrate our business with the business of Ottr Complete Transplant Management, or Ottr, and to realize the anticipated benefits of the acquisition;
•our ability to integrate our business with the business of XynManagement, Inc., or XynManagement, and to realize the anticipated benefits of the acquisition;
•anticipated trends and challenges in our business and the markets in which we operate;

•our dependence on certain of our suppliers, service providers and other distribution partners;
•disruptions to our business, including disruptions at our laboratories and manufacturing facilities;
•our ability to retain key members of our management team;
•our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
•our ability to expand internationally;
•our compliance with federal, state and foreign regulatory requirements;
•our ability to protect and enforce our intellectual property rights, our strategies regarding filing additional patent applications to strengthen our intellectual property rights and our ability to defend against intellectual property claims that may be brought against us;
•our ability to successfully assert or defend against, or settle, any litigation brought by or against us or other legal matters or disputes; and
•our ability to comply with the requirements of being a public company.
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
Testing Services
AlloMap Heart
Our first commercialized testing solution, the AlloMap Heart transplant molecular test, or AlloMap Heart, is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap Heart solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap Heart, secure positive reimbursement decisions for AlloMap Heart from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance. We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant. In particular, we believe AlloMap Heart can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and determine the appropriate dosage levels of immunosuppressants. In 2008, AlloMap Heart received 510(k) clearance from the U.S. Food and Drug Administration for marketing and sale as a test to aid in the identification of recipients with a low probability of moderate or severe acute cellular rejection.
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
During the first nine months of 2019, there were 13,578 AlloMap Heart patient test results provided to 121 of the approximately 136 heart transplant management centers in the United States.
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
Prior to the commercialization of AlloSure Kidney, we generated a strong body of clinical evidence. In late 2015, we announced the completion of analytical validation of AlloSure Kidney. A report describing the analytical validation of AlloSure Kidney including clinical validation detailing the quality, reality and consistency of analytical results information for heart transplant, appeared in the November 2016 issue of The Journal of Molecular Diagnostics. The Circulating Donor-Derived Cell-Free DNA in Blood for Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, trial, sponsored by us, was conducted between April 2015 and January 2018. DART is a 14 center observational study of kidney transplant recipients where blood specimens are drawn periodically after transplant during follow up visits and also after treatment for acute rejection. By the time of completion of the first analysis, 384 patients were followed in DART for up to 24 months. The results demonstrated that increased levels of dd-cfDNA, determined by the AlloSure Kidney assay, discriminated active rejection of a kidney transplant more effectively than serum creatinine values. In collaboration with clinical investigators, we published these findings in the scientific peer-reviewed Journal of the American Society of Nephrology and the Journal Applied Laboratory Medicine in March 2017. A total of 2,109 patient visits had been accrued in DART by January 2019. We analyzed this data to report on additional findings from this dataset at the American Transplant Congress ("ATC") 2019 and intend to continue to report into the future.
In 2018, we initiated the Kidney Allograft Outcomes AlloSure Registry, or K-OAR study, to develop further data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. As of September 30, 2019, 55 centers have been initiated as K-OAR study sites.
During the first nine months of 2019, there were 21,589 AlloSure Kidney patient test results provided. In the third quarter of 2019, AlloSure Kidney was ordered by 124 kidney transplant centers in the United States.

HeartCare
In September 2018, we initiated the SHORE study. SHORE is a prospective, multi-center, observational, registry of patients receiving HeartCare for surveillance.
HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from two complementary measures: (i) AlloMap Heart – a measure of immune activity, and (ii) AlloSure Heart – monitors graft injury. HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, Acute Cellular Rejection, or ACR, and Antibody Mediated Rejection, or AMR. We have not yet made any applications to private payers for reimbursement coverage of AlloSure Heart except for Medicare.
KidneyCare
In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox in one surveillance solution. We have not yet made any applications to payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox.
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
On August 26, 2019, we acquired 100% of the outstanding common stock of XynManagement with a combination of cash consideration of $2.0 million paid upfront and contingent consideration with a fair value of $1.4 million. XynManagement provides two unique solutions, XynQAPI software, or XynQAPI, and Waitlist Management. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients, or SRTR, reporting. Waitlist Management includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility. XynManagement products will be added to the CareDx Digital Solutions portfolio and be integrated with current offerings, including Ottr software and patient care managers.

For additional information regarding the XynManagement acquisition, refer to Note 5, Business Combinations, of the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Highlights
•Achieved total revenue of $33.8 million for the three months ended September 30, 2019, increasing 60% year-over-year
•Provided 8,524 AlloSure Kidney patient results for 6,597 kidney transplant patients
•Provided 4,726 AlloMap Heart patient results, increasing 16% year-over-year
•Enrolled the first patient in OKRA, a new landmark registry study
•Launched AlloSeq Tx 17 and AlloSeq cfDNA globally
•Generated GAAP net loss of $1.8 million, non-GAAP net income of $0.9 million, and positive adjusted EBITDA of $0.8 million

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
Testing Services Revenue
Our testing services revenue is derived from AlloMap Heart and AlloSure Kidney, which represented 83% of our total revenues for each of the three and nine months ended September 30, 2019, and 80% and 78% of our total revenues for the three and nine months ended September 30, 2018, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.
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
During the nine months ended September 30, 2019, we performed 13,578 commercial AlloMap Heart tests and 21,589 AlloSure Kidney tests that are included in our estimated testing services revenue. All tests for both AlloMap Heart and AlloSure Kidney were performed from our Brisbane, California laboratory.
Product Revenue
Our product revenue is derived primarily from sales of Olerup SSP, QTYPE, Olerup SBT and TruSight products. Product revenue represented 12% and 14% of total revenue for the three and nine months ended September 30, 2019, respectively, and 20% and 21% of our total revenues for the three and nine months ended September 30, 2018, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied, which is generally upon either shipping or delivery, as per the terms of the agreement.
Digital and Other Revenue
Our digital and other revenue is mainly derived from sales of our Ottr software and XynQAPI licenses and services and other licensing agreements. Digital and other revenue represented 4% and 3% of total revenue for the three and nine months ended

September 30, 2019, respectively, and 1% of our total revenues for each of the three and nine months ended September 30, 2018.
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
We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:
•Revenue recognition;
•Business combination;
•Acquired intangible assets;
•Impairment of goodwill, intangible assets and other long-lived assets;
•Common stock warrant liability; and
•Derivative liability.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2018, except that there is no derivative liability outstanding as of December 31, 2018 and September 30, 2019 and the determination of the leases incremental borrowing rate estimate as discussed in Note 2, Summary of Significant Accounting Policies, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
(In thousands)

	Three Months Ended September 30,
	2019	2018	Change
Revenue:
Testing services revenue	$28,226	$16,847	$11,379
Product revenue	4,200	4,223	(23)
Digital and other revenue	1,385	114	1,271
Total revenue	33,811	21,184	12,627
Cost of revenue	11,494	8,887	2,607
Gross profit	22,317	12,297	10,020
Operating expenses:
Research and development	8,521	3,868	4,653
Sales and marketing	11,058	5,971	5,087
General and administrative	9,485	5,177	4,308
Total operating expenses	29,064	15,016	14,048
Loss from operations	(6,747)	(2,719)	(4,028)
Other income (expense):
Interest income (expense), net	37	(408)	445
Change in estimated fair value of common stock warrant liability and derivative liability	4,346	(17,093)	21,439
Other expense, net	(398)	(40)	(358)
Total other income (expense)	3,985	(17,541)	21,526
Loss before income taxes	(2,762)	(20,260)	17,498
Income tax benefit	949	290	659
Net loss	(1,813)	(19,970)	18,157
Net loss attributable to CareDx, Inc.	$(1,813)	$(19,970)	$18,157
Testing Services Revenue
Testing services revenue increased by $11.4 million, or 68%, for the three months ended September 30, 2019 as compared to the same period in 2018. This increase is primarily due to the 8,524 AlloSure Kidney patient results provided in the three months ended September 30, 2019, compared to 3,708 in the same period in 2018. Additionally, AlloMap Heart patient results increased to 4,726 in the three months ended September 30, 2019, compared to 4,080 in the same period in 2018.
Product Revenue
Product revenue remained constant at $4.2 million for the three months ended September 30, 2019, compared to the same period in 2018. This is a result of an increase in sales of TruSight HLA and QTYPE products, offset by decreased sales of Olerup SSP and Olerup SBT products.
Digital and Other Revenue
Digital and other revenue increased by $1.3 million for the three months ended September 30, 2019 compared to the same period in 2018, primarily due to the acquisition of Ottr in May 2019 and XynManagement in August 2019.
Cost of Revenue and Gross Profit
Cost of revenue increased by approximately $2.6 million, or 29%, for the three months ended September 30, 2019, compared to the same period in 2018, primarily due an increase in testing volume and the acquisitions of Ottr in May 2019 and XynManagement in August 2019.

Gross profit increased by $10.0 million, or 81%, for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in revenue and an improvement in gross profit margins resulting from efficiencies in testing services laboratory operations.
Research and Development
Research and development expenses increased by $4.7 million, or 120%, for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a $3.9 million increase in personnel-related costs, a $0.6 million increase in consulting and professional fees and a $0.5 million increase in clinical studies, partially offset by lower consumable expenditures of $0.8 million.
Sales and Marketing
Sales and marketing expenses increased by approximately $5.1 million, or 85%, for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a $2.4 million increase in personnel-related costs, a $0.9 million increase in stock-based compensation expense, a $0.8 million increase in tradeshows, sponsorships and other marketing materials and a $0.5 million increase in travel costs.
General and Administrative
General and administrative expenses increased by $4.3 million, or 83%, for the three months ended September 30, 2019, compared to the same period in 2018. This increase was primarily due to a $2.7 million increase in stock-based compensation, a $0.7 million increase in consulting services for Sarbanes-Oxley Act compliance and other matters, a $0.6 million increase in personnel-related costs and a $0.2 million increase in legal fees.
Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability
The change in estimated fair value of common stock warrants and derivative liability changed from an expense of $17.1 million for the three months ended September 30, 2018 to income of $4.3 million for the three months ended September 30, 2019, resulting in a net change of $21.4 million, or 125%.

The $4.3 million income in the three months ended September 30, 2019 consisted of a fair market value adjustment for outstanding warrants. This remeasurement gain reflects the decrease in the price of shares of our common stock, and the reduction of the remaining expected term of outstanding warrants during the three months ended September 30, 2019.

The $17.1 million expense in the three months ended September 30, 2018 consisted of a $10.2 million charge related to warrants exercised during the period and a $6.9 million fair market value adjustment for outstanding warrants. These remeasurement charges reflect the increase in the price of shares of our common stock during the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018
(In thousands)

	Nine Months Ended September 30,
	2019	2018	Change
Revenue:
Testing services revenue	$75,421	$41,448	$33,973
Product revenue	13,226	11,080	2,146
Digital and other revenue	2,600	532	2,068
Total revenue	91,247	53,060	38,187
Cost of revenue	32,739	22,478	10,261
Gross profit	58,508	30,582	27,926
Operating expenses:
Research and development	21,765	10,732	11,033
Sales and marketing	28,627	15,916	12,711
General and administrative	27,103	16,080	11,023
Change in estimated fair value of contingent consideration	—	1,017	(1,017)
Total operating expenses	77,495	43,745	33,750
Loss from operations	(18,987)	(13,163)	(5,824)
Other income (expense):
Interest income (expense), net	679	(3,527)	4,206
Debt extinguishment expenses	—	(2,806)	2,806
Change in estimated fair value of common stock warrant liability and derivative liability	(14)	(24,540)	24,526
Other expense, net	(644)	(85)	(559)
Total other income (expense)	21	(30,958)	30,979
Loss before income taxes	(18,966)	(44,121)	25,155
Income tax benefit	1,775	1,095	680
Net loss	(17,191)	(43,026)	25,835
Net loss attributable to noncontrolling interest	—	(25)	25
Net loss attributable to CareDx, Inc.	$(17,191)	$(43,001)	$25,810
Testing Services Revenue
Testing services revenue increased by $34.0 million, or 82%, for the nine months ended September 30, 2019, compared to the same period in 2018. This increase is mainly due to an increase in volume of AlloSure Kidney patient results, with 21,589 AlloSure Kidney patient results provided in the nine months ended September 30, 2019, compared to 7,059 in the same period in 2018. Additionally, AlloMap Heart patient results increased to 13,578 in the nine months ended September 30, 2019, compared to 12,059 in the same period in 2018.
Product Revenue
Product revenue increased by $2.1 million, or 19%, for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to nine months of sales of TruSight HLA products for the nine months ended September 30, 2019 compared to four months of sales of TruSight HLA products for the nine months ended September 30, 2018 following the License Agreement with Illumina which was signed in May 2018. QTYPE sales also increased, partially offset by decreased sales of Olerup SSP and Olerup SBT products.
Digital and Other Revenue
Digital and other revenue increased by $2.1 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to the acquisitions of Ottr in May 2019 and XynManagement in August 2019, resulting in $2.5 million of digital revenue, partially offset by a $0.4 million reduction of other revenue.

Cost of Revenue and Gross Profit
Cost of revenue increased by $10.3 million, or 46%, for the nine months ended September 30, 2019 due to an increase in the cost of testing service revenue of $7.7 million as a result of higher testing volume, an increase in cost of product revenue of $0.9 million due to increased product sales, and an increase in cost of digital and other revenue of $1.6 million as a result of the acquisitions of Ottr in May 2019 and XynManagement in August 2019.
Gross profit increased by $27.9 million, or 91%, for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in revenue and an improvement in gross profit margins resulting from efficiencies in testing services laboratory operations.
Research and Development
Research and development expenses increased by $11.0 million, or 103%, for the nine months ended September 30, 2019, compared to the same period in 2018. This increase is due to a $9.0 million increase in personnel-related costs, a $1.6 million increase in stock-based compensation expense, a $1.1 million increase in consulting and professional costs and a $0.7 million increase in clinical studies, partially offset by lower consumable expenditures of $1.9 million.
Sales and Marketing
Sales and marketing expenses increased by $12.7 million, or 80%, for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in personnel-related costs of $5.7 million, tradeshow and marketing costs of $2.9 million and stock-based compensation costs of $2.1 million.
General and Administrative
General and administrative expenses increased by $11.0 million, or 69%, for the nine months ended September 30, 2019, compared to the same period in 2018. This increase is primarily due to a $6.8 million increase in stock-based compensation expense, a $2.5 million increase in personnel-related costs, a $1.5 million increase in legal fees and a $1.0 million increase in consulting services for Sarbanes-Oxley Act compliance and other matters.
Change in Estimated Fair Value of Contingent Consideration
We estimated the contingent consideration liability fair value at each period end based on our common stock price at the end of the period and a probability of meeting the contractual milestone related to the number of patient results by June 2020, in accordance with the ImmuMetrix, Inc. acquisition agreement. The contingent consideration liability was settled in the nine months ended September 30, 2018, with the achievement of the contractual milestone of 2,500 AlloSure Kidney patient results. The $1.0 million expense reflected an increase in our share price from January 1, 2018 to the date of the issuance of the 227,848 shares and the settlement of the liability.
Interest Income (Expense), net
For the nine months ended September 30, 2019, we recorded interest income of $0.9 million related to interest earned by our money market accounts, offset by a $0.2 million accretion expense.

For the nine months ended September 30, 2018, interest expense of $3.5 million consisted of $2.4 million of interest expense and debt discount amortization related to our convertible debt (the “JGB Debt”), $0.9 million of interest expense and debt amortization recorded in relation to the Perceptive Credit Agreement entered into on April 17, 2018 and $0.2 million of interest expense recorded on the Allenex Notes, the Danske Bank Term Loan and the SSP Primers Loan.
Debt Extinguishment Expenses
For the nine months ended September 30, 2019, there was no debt extinguishment expense. For the nine months ended September 30, 2018, debt extinguishment expense was $2.8 million related to a loss recorded on the conversion of the JGB Debt, calculated as the difference between the value of the shares of common stock issued on the days of conversion and the amount of principal debt converted on those days, net of the allocated debt discount and derivative liability balances.
Change in Estimated Fair Value of Common Stock Warrant Liability and Derivative Liability
The expense for the change in estimated fair value of common stock warrants decreased by $24.5 million, or 100%, for the nine months ended September 30, 2019, compared to the same period in 2018. The expense in the nine months ended September 30, 2019 was $14 thousand, comprised of a $1.0 million remeasurement charge for warrants exercised during the period and a $1.0 million remeasurement gain related to the change in fair value of our common stock warrant liability.

The $24.5 million expense in the nine months ended September 30, 2018 consisted of a $18.2 million remeasurement charge for warrants exercised during the period and a $8.9 million remeasurement charge related to the changes in fair value of our remaining common stock warrant liability. These remeasurement charges reflect the increase in the price of shares of our common stock during the nine months ended September 30, 2018. These expenses were partially offset by a $2.6 million gain recorded for the changes in fair value of the JGB Debt embedded derivative between January 1, 2018 and the conversion date of March 27, 2018.
Other Expense, net
Other expense, net increased by $0.6 million for the nine months ended September 30, 2019, compared to the same period in 2018. The increase is primarily related to a foreign currency loss in the nine months ended September 30, 2019.
Cash Flows for the Nine Months Ended September 30, 2019 and 2018
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,686)	$(6,005)
Investing activities	(21,237)	(6,969)
Financing activities	(214)	12,956
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(493)	(62)
Net decrease in cash, cash equivalents and restricted cash	$(23,630)	$(80)
Operating Activities
Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statement of operations and changes in operating assets and liabilities.

Cash used in operating activities for the nine months ended September 30, 2019 was $1.7 million. Our net loss of $17.2 million was our primary use of cash in operating activities and included a number of noncash items. Our noncash items included a $17.0 million stock-based compensation expense, and a $3.8 million of depreciation and amortization expense. Net operating assets decreased by $6.6 million.

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
Investing Activities
For the nine months ended September 30, 2019, net cash used in investing activities was $21.2 million and consisted of $18.1 million related to the acquisitions of Ottr and XynManagement, $1.1 million related to acquisition of intangible assets, $1.0 million related to investment in equity securities, and investments of $1.0 million related to additions of capital expenditures.

For the nine months ended September 30, 2018, net cash used in investing activities was $7.0 million and consisted of $5.2 million related to the acquisition of intangible assets per the Illumina License Agreement, $1.1 million for purchases of property and equipment and $0.7 million for the acquisition of the Allenex minority interest.
Financing Activities
For the nine months ended September 30, 2019, net cash used in financing activities of $0.2 million was primarily related to taxes paid related to net share settlement of restricted stock units of $4.0 million, partially offset by proceeds from exercise of stock options of $3.2 million and proceeds from the issuance of common stock pursuant to our employee stock purchase plan of $0.8 million.

For the nine months ended September 30, 2018, net cash provided by financing activities of $13.0 million was primarily related to the $14.3 million net proceeds from the Perceptive Credit Agreement, cash proceeds of $11.0 million from the exercise of warrants and $0.6 million cash proceeds from the exercise of stock options, partially offset by $11.4 million of principal payments of the promissory notes issued to FastPartner AB and Mohammed Al Amoudi, the Danske Term Loan and the SSP Primers Loan, $0.7 million related to the repurchase of common stock under employee incentive plans, a $0.7 million repayment of the Danske Credit Facility and $0.2 million related to the acquisition of Conexio Genomics Pty Ltd.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $329.0 million at September 30, 2019. As of September 30, 2019, we had cash and cash equivalents of $40.9 million and no debt outstanding.
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
The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation (HCSC), Humana, Kaiser Foundation Health Plan, Inc., TRICARE and UnitedHealthcare.
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
Continued Growth of Software Sales
The growth of our digital revenues is tied to the successful implementation of our Ottr and XynQAPI software businesses, as well as continued support and maintenance of existing Ottr and XynManagement customers. The Ottr software and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and support teams are based in Omaha, Nebraska. XynQAPI implementation and support teams are based in Boerne, Texas.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act, and the instructions thereto.
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
Foreign Operations
The accompanying unaudited condensed consolidated balance sheets contain certain recorded assets in foreign countries, namely Stockholm, Sweden, Vienna, Austria and Fremantle, Australia.  Although these countries are considered economically stable and we have experienced no notable burden from foreign exchange transactions, export duties or government regulations, unanticipated events in foreign countries could have a material adverse effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash and cash equivalents of $40.9 million and $64.6 million at September 30, 2019 and December 31, 2018, respectively, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Foreign Currency Exchange Risk
We have operations in Sweden, Austria, Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in Euro and U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2019, would have negatively impacted our financial results for the nine months ended September 30, 2019 by $0.1 million and our product revenue by $0.6 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not be able to successfully integrate our business with the business of Ottr Complete Transplant Management, or Ottr, or XynManagement, Inc., or XynManagement, and we may not be able to achieve the anticipated strategic benefits from our acquisition of Ottr.
The integration of Ottr, XynManagement and any other businesses or assets we may acquire will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination, which includes, with respect to Ottr, the complementary Ottr software, and, with respect to XynManagement, XynQAPI, and in each case significant cross-selling opportunities. The failure to successfully integrate the combined operations, including retention of key employees, could impact our ability to realize the full benefits of our acquisition of Ottr, XynManagement or any other businesses or assets we may acquire. If we are not able to achieve the anticipated strategic benefits of any such combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the integration or the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
Our License and Commercialization Agreement, or Cibiltech Agreement, with Cibiltech SAS, or Cibiltech, may not result in material benefits to our business.
The Cibiltech Agreement provides us an exclusive right to commercialize its proprietary software Predigraft (or KidneyCare iBox in the U.S.). KidneyCare iBox will be initially provided to patients as part of the commencement of the Outcomes of KidneyCare on Renal Allografts study, or OKRA. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox in one surveillance solution. We have not yet made any applications to payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox. The failure to obtain reimbursement coverage from payers for KidneyCare iBox could result in material amounts of revenue not being recognized, and failure to successfully integrate predictive artificial intelligence technology with our existing tests.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended September 30, 2019:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
July 1, 2019 - July 31, 2019	—		—
August 1, 2019 - August 31, 2019	—		—
September 1, 2019 - September 30, 2019	1,335	(1)	21.78
Total	1,335		—
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

4.3(5)#	1998 Equity Incentive Plan and forms of agreements thereunder.

4.4(6)#	2008 Equity Incentive Plan and forms of agreement thereunder.

4.5(7)#	ImmuMetrix, Inc. 2013 Equity Plan.

4.6(8)#	2014 Equity Incentive Plan, as amended.

4.7(9)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.8(10)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.9(11)#	2016 Inducement Equity Incentive Plan.

4.10(12)	Form of Warrant.

10.1(13)#	CareDx, Inc. 2019 Inducement Equity Plan.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
(1)Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(4)Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(6)Incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(7)Incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-1 filed with the SEC on June 3, 2014.
(8)Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(10)Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(11)Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the SEC on May 23, 2016.
(12)Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(13)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 4, 2019.
# Indicates management contract or compensatory plan or arrangement.
* Filed herewith.

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: October 31, 2019	By:	/s/ PETER MAAG
Peter Maag
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)