Form 10-Q
period 2020-03-31
CareDx, Inc.
filed 2020-04-30
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
There were 43,784,236 shares of the registrant’s Common Stock issued and outstanding as of April 28, 2020.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$32,191	$38,223
Accounts receivable	22,841	24,057
Inventory	6,947	6,014
Prepaid and other current assets	4,089	3,628
Total current assets	66,068	71,922
Property and equipment, net	5,501	4,430
Operating leases right-of-use assets	17,004	4,730
Intangible assets, net	43,112	45,541
Goodwill	23,857	23,857
Restricted cash	242	256
Other assets	1,000	1,000
Total assets	$156,784	$151,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,621	$5,506
Accrued compensation	6,127	12,484
Accrued and other liabilities	15,576	16,838
Total current liabilities	28,324	34,828
Deferred tax liability	1,502	1,973
Common stock warrant liability	1,017	6,607
Deferred payments for intangible assets	5,311	5,207
Operating lease liability, less current portion	17,503	2,370
Other liabilities	1,743	1,751
Total liabilities	55,400	52,736
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 43,019,547 shares and 42,498,430 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	42	42
Additional paid-in capital	447,888	437,976
Accumulated other comprehensive loss	(6,910)	(5,205)
Accumulated deficit	(339,636)	(333,813)
Total stockholders' equity	101,384	99,000
Total liabilities and stockholders’ equity	$156,784	$151,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Testing services revenue	$31,442	$21,518
Product revenue	4,695	4,433
Digital and other revenue	2,243	31
Total revenue	38,380	25,982
Cost of revenue	12,392	9,733
Gross profit	25,988	16,249
Operating expenses:
Research and development	10,013	5,614
Sales and marketing	11,723	6,925
General and administrative	10,003	9,106
Total operating expenses	31,739	21,645
Loss from operations	(5,751)	(5,396)
Other income (expense):
Interest income, net	96	342
Change in estimated fair value of common stock warrant liability	(405)	(3,009)
Other expense, net	(63)	(74)
Total other expense	(372)	(2,741)
Loss before income taxes	(6,123)	(8,137)
Income tax benefit	300	606
Net loss	$(5,823)	$(7,531)
Net loss per share (Note 3):
Basic	$(0.14)	$(0.18)
Diluted	$(0.14)	$(0.18)
Weighted-average shares used to compute net loss per share:
Basic	42,823,427	41,611,399
Diluted	42,823,427	41,611,399
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,823)	$(7,531)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,705)	(724)
Net comprehensive loss	$(7,528)	$(8,255)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$99,000
Issuance of common stock under ESPP	38,147	—	699	—	—	699
RSU settlements, net of shares withheld	139,552	—	(1,507)	—	—	(1,507)
Issuance of common stock for services	3,091	—	66	—	—	66
Issuance of common stock for cash upon exercise of stock options	44,861	—	155	—	—	155
Issuance of common stock for cash upon exercise of warrants	295,466	—	6,299	—	—	6,299
Employee share-based compensation expense		—	4,200	—	—	4,200
Foreign currency translation adjustment	—	—	—	(1,705)	—	(1,705)
Net loss	—	—	—	—	(5,823)	(5,823)
Balance at March 31, 2020	43,019,547	$42	$447,888	$(6,910)	$(339,636)	$101,384

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	41,384,960	$41	$412,010	$(4,278)	$(311,845)	$95,928
Issuance of common stock under ESPP	31,184	—	341	—	—	341
RSU settlements, net of shares withheld	146,159	—	(2,378)	—	—	(2,378)
Issuance of common stock for services	2,112	—	51	—	—	51
Issuance of common stock for cash upon exercise of stock options	253,347	—	1,365	—	—	1,365
Issuance of common stock for cash upon exercise of warrants	94,707	—	2,569	—	—	2,569
Employee share-based compensation expense	—	—	6,001	—	—	6,001
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	(7,531)	(7,531)
Balance at March 31, 2019	41,912,469	$41	$419,959	$(5,002)	$(319,376)	$95,622
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(5,823)	$(7,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,259	6,053
Revaluation of common stock warrant liability to estimated fair value	405	3,009
Depreciation and amortization	1,619	1,161
Amortization of right-of-use assets	612	372
Revaluation of contingent consideration to estimated fair value	190	—
Changes in operating assets and liabilities:
Accounts receivable	2,346	(2,782)
Inventory	(1,343)	(372)
Prepaid and other assets	(545)	(541)
Operating leases liabilities, net	(344)	(475)
Accounts payable	1,757	(449)
Accrued compensation	(5,914)	(4,249)
Accrued and other liabilities	48	202
Change in deferred taxes	(322)	(265)
Net cash used in operating activities	(3,055)	(5,867)
Investing activities:
Purchase of property and equipment, net	(1,704)	(543)
Net cash used in investing activities	(1,704)	(543)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	358	341
Taxes paid related to net share settlement of restricted stock units	(1,507)	(2,378)
Proceeds from exercise of warrants	304	78
Proceeds from exercise of stock options	155	1,365
Principal payments on debt and finance lease obligations	(45)	(42)
Contingent payments related to the acquisition of Conexio Genomics Pty Ltd.	—	(52)
Net cash used in financing activities	(735)	(688)
Effect of exchange rate changes on cash and cash equivalents	(552)	(87)
Net decrease in cash, cash equivalents and restricted cash	(6,046)	(7,185)
Cash, cash equivalents, and restricted cash at beginning of period	38,479	64,808
Cash, cash equivalents, and restricted cash at end of period	$32,433	$57,623

	March 31, 2020	December 31, 2019
Cash, Cash Equivalents and Restricted Cash as of:
Cash and cash equivalents	$32,191	$38,223
Restricted cash	242	256
Total cash, cash equivalents and restricted cash at the end of period	$32,433	$38,479
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
The Company’s commercially available testing services consist of AlloSure® Kidney, which is a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, and AlloMap® Heart, which is a gene expression solution for heart transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. The Company also offers high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs.
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
Clinical Studies
In January 2018, the Company initiated the Kidney Allograft Outcomes AlloSure Kidney Registry study (“K-OAR”), to develop additional data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,500 renal transplant patients who will receive AlloSure Kidney long-term surveillance.
In September 2018, the Company initiated the Surveillance HeartCare™ Outcomes Registry (“SHORE”). SHORE is a prospective, multi-center, observational registry of patients receiving HeartCare for surveillance. HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure® Heart in one surveillance solution. In August 2019, AlloSure Heart received a positive draft Local Coverage Determination for Medicare coverage.
In February 2019, AlloSure® Lung was made available for lung transplant patients through a compassionate use program while the test is undergoing further studies.
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
Products
TruSight HLA is a next generation sequencing (“NGS”)-based high resolution typing solution that provides NGS-level resolution to Human Leukocyte Antigen (“HLA”) typing. The Company’s suite of AlloSeq products are commercial NGS-based kitted solutions that the Company acquired as a result of its license agreement with Illumina, Inc. (“Illumina”) . These products include: AlloSeq™ Tx, a high-resolution HLA typing solution, AlloSeq™ cfDNA, a surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq™ HCT, a solution for chimerism testing for stem cell transplant recipients.
Olerup SSP® is used to type HLA alleles, based on the sequence specific primer (“SSP”) technology.  Olerup SBT™ is a complete product range for sequence-based typing of HLA alleles. QTYPE® enables HLA typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time polymerase chain reaction, or PCR methodology.

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
COVID-19 Outbreak
On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company, but the pandemic may materially affect the Company's financial condition, liquidity and future results of operations.
With hospitals increasingly caring for COVID-19 patients, hospital administrators have chosen to limit, or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. With transplant surveillance visits down, the Company experienced a slowdown in testing services volumes in the final weeks of March and during April 2020.
As a response to the COVID-19 outbreak, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020 the Company launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 140 transplant centers can offer RemoTraC to their patients and over 2,000 kidney, heart, and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of more than 10,000 mobile phlebotomists.
In April 2020, the Company partnered with an international consortium, which includes the National Institutes of Health (NIH) and the European Society of Transplantation (ESOT), to initiate the C19TxR registry to provide real-time analytics and insights on transplant patients with COVID-19.
The Company is maintaining its testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among employees. In areas where COVID-19 impacts healthcare operations, the Company’s field-based sales and clinical support teams are supporting providers through telephone and online platforms. To reduce the risk to employees and their families from potential exposure to COVID-19, most of the Company’s employees have been required to work from home. The Company has also restricted non-essential business travel to protect the health and safety of its employees, patients, and customers.
Liquidity and Going Concern
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $339.6 million at March 31, 2020. As of March 31, 2020, the Company had cash and cash equivalents of $32.2 million.
The Company may require additional financing in the future to fund working capital and the Company's future product developments. Additional financing might include issuance of equity securities, debt, or cash. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. The Company believes its existing cash balance and expected revenues will be sufficient to meet its anticipated cash requirements for the next 12 months.
See Note 14, Subsequent Events, regarding certain liquidity events that occurred after March 31, 2020.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31,

2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are reflected below.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Reclassifications and Changes in Presentation
Certain prior period amounts have been reclassified to conform with the current period presentation, including: (i) combined presentation of cost of testing services, cost of product, and cost of digital, and (ii) separate presentation of gross profit. These reclassifications had no effect on the reported results of operations.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended March 31, 2020 and 2019, approximately 53% and 55% respectively, of total revenue was derived from Medicare. No other payers or customers represented more than 10% of total revenue for these periods.
As of March 31, 2020 and December 31, 2019, approximately 20% and 36%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable on either March 31, 2020 or December 31, 2019.
Leases
Effective January 1, 2019, the Company adopted Accounting Standard Codification (“ASC”) Topic 842, Leases using the optional transition method and applied the standard only to leases that existed at that date. The Company determines if an arrangement is or contains a lease at contract inception. A right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the condensed consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet.
The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate.
The Company’s leases have remaining terms of 0.25 years to 8.92 years, some of which include options to extend the lease term.

Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal – Use Software (ASC Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 became effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption of ASU 2018-15 is permitted including adoption in any interim period. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. ASU 2018-13 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting periods thereafter. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company's condensed consolidated financial statements.
In March 2017, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASC Topic 326)(“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new CECL standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. ASU 2016-13 has a greater impact on banks. However, nonbank entities that have financial instruments or other assets such as trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities are subject to the CECL model. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company's condensed consolidated financial statements.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss used to compute basic and diluted net loss per share	$(5,823)	$(7,531)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	42,823,427	41,611,399
Net loss per share:
Basic and diluted	$(0.14)	$(0.18)
The following potentially dilutive securities have been excluded from diluted net loss per share as at March 31, 2020 and 2019 because their effect would be antidilutive:

	Three Months Ended March 31,
	2020	2019
Shares of common stock subject to outstanding options	2,845,862	2,536,412
Shares of common stock subject to outstanding common stock warrants	49,006	530,627
Restricted stock units	1,502,012	1,034,484
Total common stock equivalents	4,396,880	4,101,523

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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$22,761	$—	$—	$22,761
Liabilities
Common stock warrant liability	$—	$—	$1,017	$1,017

	December 31, 2019
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$29,177	$—	$—	$29,177
Liabilities
Common stock warrant liability	$—	$—	$6,607	$6,607
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability
Balance as of December 31, 2019	$6,607
Exercise of warrants	(5,995)
Change in estimated fair value	405
Balance as of March 31, 2020	$1,017
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At March 31, 2020 and December 31, 2019, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
Common Stock Warrant Liability Valuation Assumptions:

	March 31, 2020	December 31, 2019
Private Placement Common Stock Warrant Liability
Stock Price	$21.83	$21.57
Exercise Price	$1.12	$1.12
Remaining term (in years)	3.04	3.29
Volatility	83.00%	81.00%
Risk-free interest rate	0.29%	1.62%

5. BUSINESS COMBINATIONS
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
The fair value of the acquired current liabilities as of June 30, 2019 included a preliminary deferred revenue balance of $2.3 million. During the three months ended September 30, 2019, the Company recorded an adjustment of $0.5 million to the initial valuation amount of deferred revenue, decreasing its balance to $1.8 million as of the acquisition date. This change is a result of updated assumptions and methodologies for acquired software maintenance contracts. As part of this adjustment, goodwill decreased by approximately $0.5 million.
At the acquisition date the Company estimated net deferred tax assets of approximately $0.2 million arising from temporary differences related to assets acquired and liabilities assumed. The Company estimated that OttrCare had net operating losses (“NOLs”) carryforward of approximately $6.9 million, $4.3 million of which will begin to expire in 2033, and the remaining $2.6 million will be carried forward indefinitely. A full valuation allowance of $0.2 million was recognized as of the acquisition date resulting in no impact from deferred taxes to OttrCare’s opening balance. An Internal Revenue Code Section 382 study for NOLs was finalized during the third quarter of 2019 and deferred taxes acquired are finalized as of December 31, 2019.
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
The acquired developed technology represents the fair value of OttrCare’s proprietary software. The trademark acquired consists primarily of the OttrCare brand and markings. The fair value of both the developed technology and the trademark were determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved of due to its ownership of the asset. The royalty rates of 15.0% and 1.0% were used to estimate the fair value of the developed technology and the trademark, respectively.

The Company utilized a discount rate of 14.5% in estimating the fair value of these three intangible assets. As of March 31, 2020, OttrCare’s digital revenue of $1.7 million was included in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2020. Unaudited supplemental pro forma information is not disclosed because it is considered immaterial.
XynManagement
On August 26, 2019, the Company acquired 100% of the outstanding common stock of XynManagement for total cash consideration of $2.0 million. As a result of the acquisition, the Company recognized contingent consideration of $1.4 million, including liability and equity components, goodwill of $1.7 million and intangible assets of $2.1 million. Goodwill synergies arise from acquired workforce know-how of transplant centers workflow. The goodwill for this acquisition is not deductible for income tax purposes. The contingent consideration relates to potential future cash payments upon reaching specified revenue and non-financial targets. The fair value of the contingent consideration was determined using the Monte Carlo Simulation Model.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three months ended March 31, 2020. The following table presents details of the Company's goodwill for the three months ended March 31, 2020 (in thousands):

Total
Balance as of January 1, 2020	$23,857
Goodwill acquired	—
Balance as of March 31, 2020	$23,857
Intangible Assets
The following tables present details of the Company’s intangible assets as of March 31, 2020 ($ in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$29,106	$(7,063)	$(2,480)	$19,563	9.4
Customer relationships	18,168	(3,709)	(2,051)	12,408	11.6
Commercialization rights	8,079	(433)	—	7,646	9.4
Trademarks and tradenames	2,360	(663)	(305)	1,392	10.4
Total intangible assets with finite lives	$57,713	$(11,868)	$(4,836)	$41,009
Acquired in-process technology	2,103	—	—	2,103
Total intangible assets	$59,816	$(11,868)	$(4,836)	$43,112
The following table presents details of the Company’s intangible assets as of December 31, 2019 ($ in thousands):

	12/31/2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$29,106	$(6,473)	$(1,852)	$20,781	8.2
Customer relationships	18,168	(3,397)	(1,498)	13,273	10.1
Commercialization rights	8,079	(231)	—	7,848	9.7
Trademarks and tradenames	2,360	(618)	(206)	1,536	9.1
Total intangible assets with finite lives	$57,713	$(10,719)	$(3,556)	$43,438
Acquired in-process technology	2,103	—	—	2,103
Total intangible assets	$59,816	$(10,719)	$(3,556)	$45,541
Acquisition of intangible assets
Cibiltech License and Commercialization Agreement
Effective April 30, 2019, the Company entered into a license and commercialization agreement (the “Cibiltech Agreement”) with Cibiltech SAS (“Cibiltech”). Cibiltech is a French company engaged in the development and support of predictive medicine and artificial intelligence software, services and technology, with an emphasis on personalized patient care and clinical research, including its proprietary software and service offering known in the U.S. as KidneyCare iBox for the predictive analysis of post-transplantation kidney allograft loss. The Cibiltech Agreement provides the Company with an irrevocable, non-transferable right to commercialize Cibiltech’s proprietary software in the field of transplantation in the U.S. for a period of ten years. The Company estimated the fair value of the acquired commercialization rights intangible asset based on expected contractual payments discounted to present value using a discount rate of 6%. In September 2019, the Company initiated the OKRA clinical study, which incorporates KidneyCare iBox. On such date, the Company commenced amortization of the acquired commercialization intangible asset.
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
Amortization expense was $1.1 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.  For the three months ended March 31, 2020, expenses of $0.8 million and $0.3 million were amortized to cost of revenue and sales and marketing expense, respectively.  For the three months ended March 31, 2019, expenses of $0.3 million and $0.3 million were amortized to cost of product and sales and marketing expense, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2020 (in thousands):

Years Ending December 31,	Cost of Revenue	Sales and Marketing	Total
Remainder of 2020	$2,341	$1,048	$3,389
2021	3,081	1,209	4,290
2022	3,081	1,192	4,273
2023	3,081	1,192	4,273
2024	3,081	1,192	4,273
Thereafter	12,547	7,964	20,511
Total future amortization expense	$27,212	$13,797	$41,009

7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$1,347	$1,236
Work in progress	1,685	1,189
Raw materials	3,915	3,589
Total inventory	$6,947	$6,014
Accrued and other liabilities
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred revenue	$3,482	$3,686
Clinical studies	4,084	3,068
Deferred payments for intangible assets	2,038	2,098
Short-term lease liability	1,570	3,017
Test sample processing fees	884	835
Accrued royalty	562	547
Contingent consideration	970	810
Professional fees	609	766
Other accrued expenses	1,377	2,011
Total accrued and other liabilities	$15,576	$16,838

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
The Company's facility leases expire at various dates through 2029. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of March 31, 2020, the carrying value of the ROU asset was $17.0 million. The related current and non-current liabilities as of March 31, 2020 were $1.6 million and $17.5 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$1,119	$435
Finance lease cost	53	56
Total lease cost	$1,172	$491

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

Other information:
Weighted-average remaining lease term - Operating leases (in years)	7.07
Weighted-average remaining lease term - Finance leases (in years)	1.08
Weighted-average discount rate - Operating leases (%)	10.5%
Weighted-average discount rate - Finance leases (%)	6.5%
Rent expense under non-cancelable operating leases was $1.2 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.  Future minimum lease commitments under these operating and finance leases as of March 31, 2020, are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
Remainder of 2020	$157	$2,514
2021	71	3,511
2022	—	3,963
2023	—	2,811
2024	—	$2,909
Thereafter	—	$13,267
Total future minimum lease payments	$228	$28,975
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
Illumina
On May 4, 2018, the Company entered into a license agreement with Illumina (the “License Agreement”). The License Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of products covered by the License Agreement.
Cibiltech Commitments
Pursuant to the Cibiltech Agreement, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from KidneyCare iBox.
Other Commitments
Pursuant to the License Agreement with Illumina, the Company is obligated to complete timely development and commercialization of other NGS product lines for use in the field of bone marrow and solid organ transplantation diagnostic testing, and has agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023.
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware alleging the Company made false and misleading claims about the performance capabilities of AlloSure. In addition, in response to the Company's patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against the Company on January 13, 2020, in the U.S. District Court for the District of Delaware alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patent and unspecified damages. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the condensed consolidated financial statements and (ii) the range of loss can be reasonably estimated.
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2020 and as of December 31, 2019.
9. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the employee plan.  The Company incurred expenses related to contributions to the plan of $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
10. WARRANTS
The Company has issued common stock warrants in connection with debt or equity financings to lenders, placement agents and investors.  Issued warrants are considered standalone financial instruments and the terms of each warrant are analyzed for equity or liability classification in accordance with U.S. GAAP. Warrants that are classified as liabilities usually have various features that would require net-cash settlement by the Company. Warrants that are not liabilities, derivatives and/or meet the exception criteria are classified as equity. Warrants liabilities are remeasured at fair value at each period end with changes in fair value recorded in the condensed consolidated statements of operations until expired or exercised. Warrants that are classified as equity are valued at their relative fair value on the date of issuance, recorded in additional paid in capital and not remeasured.
In the three months ended March 31, 2020, warrants to purchase approximately 272,000 shares of common stock were exercised for cash payments of $0.3 million. During the three months ended March 31, 2020, a warrant to purchase approximately 34,000 shares of common stock was exercised on a cashless basis and approximately 24,000 shares were issued pursuant to the exercise.
In the three months ended March 31, 2019, warrants to purchase approximately 70,000 shares of common stock were exercised for cash proceeds of less than $0.1 million. The warrant liability was remeasured prior to the exercise and a change in fair value of $0.5 million was recorded in the condensed consolidated statement of operations. During the three months ended March 31, 2019 warrants to purchase approximately 56,000 shares of common stock were exercised on a cashless basis and approximately 25,000 shares were issued.
As of March 31, 2020, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
April 2016	Liability	7 years	$1.12	49,006
				49,006

11. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2019	504,775	2,609,848	$16.47	1,516,285	$22.51
Additional options authorized	1,699,549	—	—	—	—
Common stock awards for services	(3,091)	—	—	—	—
RSUs granted	(294,481)	—	—	294,481	23.98
RSUs vested	—	—	—	(267,029)	23.12
Options granted	(332,400)	334,900	24.00	—	—
Options exercised	—	(44,861)	3.46	—	—
Repurchase of common stock under employee incentive plans	67,477	—	—	—	—
RSUs forfeited	41,725	—	—	(41,725)	26.48
Options forfeited	43,762	(43,762)	25.75	—	—
Options expired	10,263	(10,263)	4.76	—	—
Balance—March 31, 2020	1,737,579	2,845,862	$17.46	1,502,012	$22.68
The total intrinsic value of options exercised was $0.7 million and $6.0 million in the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the total intrinsic value of outstanding RSUs was approximately $32.4 million and there were $26.2 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.77 years.
Options outstanding that have vested and are expected to vest at March 31, 2020 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,144	$10.72	6.61	$13,952
Expected to vest	1,576	21.96	8.90	5,311
Total	2,720			$19,263
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2020 for stock options that were in-the-money.
The total fair value of options that vested during the three month period ended March 31, 2020 was $2.4 million. As of March 31, 2020, there were approximately $20.1 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 3.04 years.
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
During the offering period in 2019 that ended on December 31, 2019, 38,147 shares were purchased for aggregate proceeds of $0.7 million from the issuance of shares, which occurred on January 2, 2020.  During the offering period in 2019 that ended on June 30, 2019, 20,528 shares were purchased for aggregate proceeds of $0.4 million from the issuance of shares, which occurred on July 1, 2019.
Valuation Assumptions

The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Employee stock options
Expected term (in years)	6.0	6.0
Expected volatility	74.00%	70.33%
Risk-free interest rate	1.35%	2.57%
Expected dividend yield	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5
Expected volatility	62.56%	76.66%
Risk-free interest rate	1.57%	2.51%
Expected dividend yield	—%	—%
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
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the three months ended March 31, 2020 and 2019, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$365	$776
Research and development	810	832
Sales and marketing	971	727
General and administrative	2,113	3,718
Total	$4,259	$6,053
No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.  In addition, no amounts of stock-based compensation expense were capitalized for the periods presented.
12. INCOME TAXES
The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  For the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $0.3 million and $0.6 million, respectively.  The income tax benefit of $0.3 million is primarily attributable to the recognition of deferred tax assets from foreign losses and acquired deferred tax liabilities that generate a source of income for the recognition of deferred tax assets previously not recognized.  The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance.
Starting in 2018, companies may be subject to global intangible low tax income (“GILTI”), which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax (“BEAT”) under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. The Company has not made an election with respect to GILTI and does not believe that GILTI will have a material impact on the Company’s 2020 taxes. The Company will continue to review the GILTI and BEAT rules to determine their applicability to the Company and the impact that the rules may have on the Company's results of operations and financial condition.
13. SEGMENT REPORTING
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue.  The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended March 31,
	2020	2019
Testing services revenue
United States	$31,329	$21,386
Rest of World	113	132
	$31,442	$21,518
Product revenue
United States	$2,061	$1,832
Europe	2,002	1,943
Rest of World	632	658
	$4,695	$4,433
Digital and other revenue
United States	$2,183	$22
Europe	30	9
Rest of World	30	—
	$2,243	$31

Total United States	$35,573	$23,240
Total Europe	$2,032	$1,952
Total Rest of World	$775	$790

Total	$38,380	$25,982

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	March 31, 2020	December 31, 2019
Long-lived assets:
United States	$4,583	$3,346
Europe	406	509
Rest of World	512	575
Total	$5,501	$4,430

14. SUBSEQUENT EVENTS
Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020 the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”). Pursuant to the CARES Act, the Centers for Medicare & Medicaid Services (“CMS”) expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 outbreak. An accelerated/advance payment is a payment intended to provide necessary funds when there is a disruption in claims submission and/or claims processing. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor, and meets the required qualifications. During April 2020, the Company received an advance payment from CMS of approximately $20.5 million.
The Company will continue to submit claims as usual after the issuance of the advance payment. The Company will receive full payments for its claims during the 120-day period from the date the advance payment was received. At the end of the 120-day period, the recoupment process will begin and every claim submitted by the Company will be offset to repay the advance payment. Thus, instead of receiving payment for newly submitted claims, the Company’s outstanding advance payment balance will be reduced by the claim payment amount. The Company will have up to 210 days for the repayment to be completed.
At-the-Market Equity Offering Program
On August 31, 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies, LLC, (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of the Company's common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, the Company issued and sold 1,000,000 shares of the Company's common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to the Company of approximately $23.5 million, after deducting sales commissions and offering costs payable by the Company.
Provider Relief Fund for Medicare Providers
Pursuant to the CARES Act, the U.S. Department of Health & Human Services will distribute an initial tranche of $30.0 billion in funds to healthcare providers that received Medicare fee-for-service (“FFS”) reimbursements in 2019. These payments to healthcare providers are not loans and will not be required to be repaid. Providers will be distributed a portion of the initial $30.0 billion based on their share of total Medicare FFS reimbursements made by the U.S. in 2019. During April 2020, the Company received a payment of approximately $4.8 million, representing the Company's portion of the initial tranche of funds.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2020.
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
These forward-looking statements may include, but are not limited to, statements concerning the following:
•the potential impact to our business, revenue and financial condition, including disruptions to our testing services, laboratories, clinical trials, supply chain and operations, due to the COVID-19 global pandemic;
•our ability to take advantage of opportunities under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and the potential impact of the CARES Act on our business, results of operations, financial condition or liquidity;
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
•our ability to successfully assert, defend against or settle any litigation brought by or against us or other legal matters or disputes; and
•our ability to comply with the requirements of being a public company.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.  Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.
Overview and Recent Highlights
We are a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and digital healthcare solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients.
Highlights for the Three Months Ended March 31, 2020 and Recent Highlights
•Achieved total revenue of $38.4 million for the three months ended March 31, 2020, increasing 48% year-over-year
•Provided over 15,000 AlloSure Kidney and AlloMap Heart patient results
•Recorded seventh straight quarter of positive adjusted EBITDA
•Successfully introduced RemoTraC, a service to provide at-home blood draws for transplant patients
Due to COVID-19, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur or could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, there may be disruptions in our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities.
In addition, our clinical trials may be affected by the COVID-19 outbreak. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.
Testing Services
Heart
AlloMap Heart is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap Heart solution through ongoing studies to substantiate the clinical utility and actionability, secure positive reimbursement decisions from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance.
We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant, can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and may help to determine the appropriate dosage levels of immunosuppressants. In 2008, AlloMap Heart received 510(k) clearance from the U.S. Food and Drug Administration for marketing and sale as a test to aid in the identification of heart transplant recipients, who have a low probability of moderate/severe acute cellular rejection at the time of testing, in conjunction with standard clinical assessment.

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
Kidney
AlloSure Kidney, our transplant surveillance solution, which was commercially launched in October 2017, is our donor-derived cell-free DNA, or dd-cfDNA, offering built on a Next Generation Sequencing, or NGS platform. In transplantation, 109 papers from 55 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure allows sequencing of DNA and RNA much more quickly than the previously used Sanger sequencing. AlloSure is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This single-nucleotide polymorphism (SNPs) approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is $2,841. AlloSure Kidney has also received payment from private payers on a case-by-case basis, with the first private payer, BCBS of South Carolina, issuing a positive coverage decision in its October 2019 review.
Multiple studies have demonstrated that significant allograft injury can occur in the absence of changes in serum creatinine. Thus, clinicians have limited ability to detect injury early and intervene to prevent long term damage using this marker. While histologic analysis of the allograft biopsy specimen remains the standard method used to assess injury and differentiate rejection from other injury in kidney transplants, as an invasive test with complications, repetitive biopsies are not well tolerated. AlloSure provides a non-invasive test, assessing allograft injury that enables more frequent, quantitative and safer assessment of allograft rejection and injury status. Monitoring of graft injury through AlloSure allows clinicians to optimize allograft biopsies, identify allograft injury and guide immunosuppression management more accurately.
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, an increasing body of evidence supports the use of AlloSure dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve (AUC) of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure's value in the management of BK viremia, showing its predictive ability in the formation of De-Novo donor specific antibodies, or DSAs, formation or worsening of proteinuria and that is predictive of estimated glomerular filtration rate decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection has also been published in the American Journal of Transplantation (AJT).
The prospective multicenter trial: Kidney Allograft Outcomes AlloSure Kidney Registry, or the K-OAR study, is currently ongoing and has enrolled over 1,500 patients, with plans to survey patients with AlloSure for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients.
HeartCare
HeartCare includes the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from two complementary measures: (i) AlloMap Heart – a measure of immune activation, and (ii) AlloSure Heart – a measure of graft injury.
Clinical validation data from the Donor-Derived Cell-Free DNA-Outcomes AlloMap Registry (NCT02178943), or D-OAR, was published in American Journal of Transplant (AJT) in 2019. D-OAR was an observational, prospective, multicenter study to characterize the AlloSure-Heart dd-cfDNA in a routine, clinical surveillance setting with heart transplant recipients. The D-OAR study was designed to validate that plasma levels of AlloSure-Heart dd-cfDNA can discriminate acute rejection from no rejection, as determined by endomyocardial biopsy criteria.

HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, Acute Cellular Rejection, or ACR, and Antibody Mediated Rejection. In September 2018, we initiated the SHORE study. SHORE is a prospective, multi-center, observational, registry of patients receiving HeartCare for surveillance. Patients enrolled in SHORE will be followed for 5 years with collection of clinical data and assessment of 5-year outcomes.
In August 2019, AlloSure Heart received a positive draft Local Coverage Determination for Medicare coverage. We have not yet made any applications to private payers for reimbursement coverage of AlloSure Heart.
KidneyCare
KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox in one surveillance solution. We have not yet made any applications to payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox.
In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with K-OAR, 4,000 patients will be enrolled into the study.
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. We have not yet made any applications to payers for reimbursement coverage of AlloSure Lung.
Products
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help to provide post-transplant surveillance of these recipients.
QTYPE enables Human Leukocyte Antigen, or HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time polymerase chain reaction, or PCR, methodology. Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology. Olerup SBT is a complete product range for sequence-based typing of HLA alleles.
On May 4, 2018, we entered into a license agreement, or the License Agreement with Illumina, Inc., or Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in transplantation diagnostic testing.
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
On September 12, 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark approval on January 10, 2020.
On September 20, 2019, we commercially launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than current solutions and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx has simple NGS workflow, with a single tube for processing and steps to reduce errors.
Digital
In 2019, we began providing digital solutions to transplant centers following the acquisition of Ottr Complete Transplant Management, or OttrCare, and XynManagement, Inc., or XynManagement.
On May 7, 2019, we acquired 100% of the outstanding common stock of OttrCare. OttrCare was formed in 1993 and is a leading provider of transplant patient tracking software, or the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with electronic medical records, systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.

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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney and AlloMap Heart tests, which represented 82% and 83% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.  Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.
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
Product Revenue
Our product revenue is derived primarily from sales of Olerup SSP, QTYPE, Olerup SBT, TruSight and AlloSeq Tx products. Product revenue represented 12% and 17% of total revenue for the three months ended March 31, 2020 and 2019, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Digital and Other Revenue
Our digital and other revenue is mainly derived from sales of our Ottr software and XynQAPI licenses and services and other licensing agreements. Digital and other revenue represented 6% and 0% of total revenue for the three months ended March 31, 2020 and 2019, respectively.
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
We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

•Revenue recognition;
•Business combination;
•Acquired intangible assets;
•Impairment of goodwill, intangible assets and other long-lived assets; and
•Common stock warrant liability.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019, except that there is no derivative liability outstanding as of December 31, 2019 and March 31, 2020 and the determination of the estimated present value of lease payments using our incremental borrowing rate as discussed in Note 2, Summary of Significant Accounting Policies, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
Refer to Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
(In thousands)

	Three Months Ended March 31,
	2020	2019	Change
Revenue:
Testing services revenue	$31,442	$21,518	$9,924
Product revenue	4,695	4,433	262
Digital and other revenue	2,243	31	2,212
Total revenue	38,380	25,982	12,398
Cost of revenue	12,392	9,733	2,659
Gross profit	25,988	16,249	9,739
Operating expenses:
Research and development	10,013	5,614	4,399
Sales and marketing	11,723	6,925	4,798
General and administrative	10,003	9,106	897
Total operating expenses	31,739	21,645	10,094
Loss from operations	(5,751)	(5,396)	(355)
Other income (expense):
Interest income (expense), net	96	342	(246)
Change in estimated fair value of common stock warrant liability	(405)	(3,009)	2,604
Other expense, net	(63)	(74)	11
Total other income (expense)	(372)	(2,741)	2,369
Loss before income taxes	(6,123)	(8,137)	2,014
Income tax benefit	300	606	(306)
Net loss	$(5,823)	$(7,531)	$1,708

Testing Services Revenue

Testing services revenue increased by $9.9 million, or 46%, for the three months ended March 31, 2020 as compared to the same period in 2019. This increase is primarily due to an increase of more than 5,000 test results provided in the three months ended March 31, 2020, compared to the same period in 2019.
Product Revenue
Product revenue increased $0.3 million for the three months ended March 31, 2020, compared to the same period in 2019. This is primarily a result of the increase in sales of NGS HLA products.
Digital and Other Revenue
Digital and other revenue increased by $2.2 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the acquisition of OttrCare in May 2019 and XynManagement in August 2019.
Cost of Revenue and Gross Profit
Cost of revenue increased by approximately $2.7 million, or 27%, for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in testing volume and the acquisitions of OttrCare in May 2019 and XynManagement in August 2019.
Gross profit increased by $9.7 million, or 60%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to an increase in revenue and an improvement in gross profit margins resulting from efficiencies in testing services laboratory operations.
Research and Development
Research and development expenses increased by $4.4 million, or 78%, for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to increased headcount and personnel-related costs of $2.2 million, a $1.1 million increase in external clinical studies expense and a $0.8 million increase in consulting and professional fees.
Sales and Marketing
Sales and marketing expenses increased by approximately $4.8 million, or 69%, for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to increased headcount and personnel-related costs of $2.6 million, a $0.7 million increase in tradeshow and marketing costs, an increase in medical programs and sponsorship event costs of $0.7 million, and an increase in travel costs of $0.3 million.
General and Administrative
General and administrative expenses increased by $0.9 million, or 10%, for the three months ended March 31, 2020, compared to the same period in 2019. This increase was primarily due to system upgrades of $0.4 million and $0.5 million in legal fees and other expenses.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from an expense of $3.0 million for the three months ended March 31, 2019 to an expense of $0.4 million for the three months ended March 31, 2020, resulting in a net change of $2.6 million, or 87%.
The $0.4 million expense in the three months ended March 31, 2020 reflects a change in the fair value of our common stock warrant liability and a charge for warrants exercised during the period. In the three months ended March 31, 2020, warrants to purchase approximately 272,000 shares of common stock with an average exercise price of $1.12 per share were exercised.
The $3.0 million expense in the three months ended March 31, 2019 reflects changes in the fair value of our common stock warrant liability and a charge for warrants exercised in the three month period ended March 31, 2019. In the three months ended March 31, 2019, we recorded a revaluation charge of $0.5 million on the 0.3 million common stock warrants outstanding at March 31, 2019. Warrants to purchase 70,000 shares of common stock with an average exercise price of $1.12 per share were exercised. The average price of our common stock at exercise was $35.50 per share, resulting in a charge of $2.5 million.
Cash Flows for the Three Months Ended March 31, 2020 and 2019
The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in:
Operating activities	$(3,055)	$(5,867)
Investing activities	(1,704)	(543)
Financing activities	(735)	(688)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(552)	(87)
Net decrease in cash, cash equivalents and restricted cash	$(6,046)	$(7,185)
Operating Activities
Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statement of operations and changes in operating assets and liabilities.
Cash used in operating activities for the three months ended March 31, 2020 was $3.1 million. Our net loss of $5.8 million was our primary use of cash in operating activities and included a number of noncash items. Our noncash items included a $4.3 million stock-based compensation expense, a $0.4 million loss on the revaluation of common stock warrant liability to estimated fair value and $1.6 million of depreciation and amortization expense. Net operating assets decreased by $4.3 million.
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
Investing Activities
For the three months ended March 31, 2020 and 2019, net cash used in investing activities was $1.7 million and $0.5 million, respectively, and related to purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 of $0.7 million was primarily related to repurchases of common stock under employee incentive plans of $1.5 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $0.4 million, proceeds from exercises of warrants of $0.3 million and proceeds from exercises of stock options of $0.2 million.
Net cash used in financing activities for the three months ended March 31, 2019 of $0.7 million was primarily related to repurchase of common stock under employee incentive plans of $2.4 million and contingent payments related to the acquisition of the business assets of Conexio Genomics Pty Ltd., of $0.1 million, partially offset by proceeds from exercise of stock options of $1.4 million, proceeds from issuances of common stock under our employee stock purchase plan of $0.3 million and proceeds from exercises of warrants of $0.1 million.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $339.6 million at March 31, 2020. As of March 31, 2020, we had cash and cash equivalents of $32.2 million and no debt outstanding.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.
Since March 31, 2020, and in response to the outbreak of the COVID-19 pandemic, we have increased our cash and cash equivalents by undertaking the following:
Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020 the U.S. government enacted the CARES Act. Pursuant to the CARES Act, the Centers for Medicare & Medicaid Services, or CMS, expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 outbreak. An accelerated/advance payment is a payment intended to provide necessary funds when there is a disruption in claims submission and/or claims processing. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, we received an advance payment from CMS of approximately $20.5 million.
We will continue to submit claims as usual after the issuance of the advance payment. We will receive full payments for our claims during the 120-day period from the date the advance payment was received. At the end of the 120-day period, the recoupment process will begin and every claim submitted by us will be offset to repay the advance payment. Thus, instead of receiving payment for newly submitted claims, our outstanding advance payment balance will be reduced by the claim payment amount. We will have up to 210 days for the repayment to be completed.
At-the-Market Equity Offering
On August 31, 2018, we entered into a sales agreement, or the Sales Agreement, with Jefferies, LLC, as sales agent, or Jefferies, pursuant to which we may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, we issued and sold 1,000,000 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to us of approximately $23.5 million, after deducting sales commissions and offering costs payable by us.
Provider Relief Fund for Medicare Providers
Pursuant to the CARES Act, the U.S. Department of Health & Human Services will distribute an initial tranche of $30.0 billion in funds to healthcare providers that received Medicare fee-for-service, or FFS, reimbursements in 2019. These payments to healthcare providers are not loans and will not be required to be repaid. Providers will be distributed a portion of the initial $30.0 billion based on their share of total Medicare FFS reimbursements made by the U.S. in 2019. During April 2020, we received a payment of approximately $4.8 million, representing our portion of the initial tranche of funds.
Factors Affecting Our Performance
COVID-19 Outbreak
COVID-19 may impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities. Clinical trials, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.
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
Reimbursement for AlloSure Kidney
On September 26, 2017 we received notice that the Molecular Diagnostics Services, or MolDX, Program developed by Palmetto GBA had set AlloSure Kidney reimbursement at $2,841. Effective October 9, 2017, AlloSure Kidney was made available for commercial testing with Medicare coverage and reimbursement. We believe the use of AlloSure Kidney, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, we believe AlloSure Kidney can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.
Reimbursement for AlloSure Heart
On October 7, 2019, the MolDX Program released the draft Local Coverage Determination for AlloSure Cell-Free DNA Testing which added heart indication to the existing kidney indication for AlloSure coverage. The public comment period ended on November 21, 2019. If the proposed LCD is finalized, AlloSure Heart will be covered for Medicare beneficiaries when it is used in conjunction with AlloMap Heart.
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
On May 4, 2018, we entered into the License Agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in transplantation diagnostic testing. As a result, from June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA is a high-resolution solution that uses NGS methodology. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines for use in the field of bone marrow and solid organ transplantation diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
On September 12, 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark approval on January 20, 2020.
On September 20, 2019, we commercially launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than current solutions and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq TX has the easiest NGS workflow, with a single tube for processing and steps to reduce errors.
Continued Growth of Digital Sales
The growth of our digital revenues is tied to the continued successful integration of our Ottr and XynQAPI software businesses, as well as continued support and maintenance of existing OttrCare and XynManagement customers. The Ottr software and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska.
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
Contractual Obligations
As of March 31, 2020, there have not been any other material changes, outside of the ordinary course of business in our outstanding contractual obligations from our significant contractual obligations as of December 31, 2019, as disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the instructions thereto.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash and cash equivalents of $32.2 million and $38.2 million at March 31, 2020 and December 31, 2019, respectively, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of less than $0.2 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden, Austria, Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at March 31, 2020, would have negatively impacted our financial results for the three months ended March 31, 2020 by less than $0.1 million and our product revenue by $0.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020, in the U.S. District Court for the District of Delaware alleging we made false and misleading claims about the performance capabilities of AlloSure. In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020, in the U.S. District Court for the District of Delaware alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patent and unspecified damages. We intend to defend both of these matters vigorously, and believe we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, or the Form 10-K, other than those listed below.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business
Our business may be adversely affected by the effects of health epidemics, including the recent coronavirus outbreak.
On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak, including the impact associated with preventative and precautionary measures that we, other businesses and governments are taking, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on us, but the pandemic may materially affect our financial condition, liquidity and future results of operations.
Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities.
In addition, our clinical trials may be affected by the COVID-19 outbreak. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 outbreak. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for fiscal year 2020.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of additional diagnostic solutions by us may be delayed and, as a result, our business will suffer and our stock price may decline.
From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets in the Form 10-K. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control, including the impact of the COVID-19 pandemic. We cannot be certain that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.
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
In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us in the U.S. would be required to be certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. We would also be required to secure and maintain state licenses required by several states, including California, Florida, Maryland, New York, Rhode Island and Pennsylvania, which can take a significant amount of time and result in delays in our ability to begin operations at that facility. If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloSure Kidney, AlloMap Heart, or future solutions following validation and other required procedures. We cannot be certain that we would be able to find another CLIA-certified facility willing or able to adopt AlloSure Kidney, AlloMap Heart, or future solutions and comply with the required procedures, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.
In March 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our laboratory is located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect on mid-March 2020 and the shelter-in-place orders in the San Francisco Bay Area are scheduled to continue until at least May 3, 2020. However, such shelter-in-place orders may be extended to a later date. In addition, in mid-March 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. If the operations in our laboratory are deemed non-essential, or if sufficient numbers of our laboratory staff are infected with COVID-19 and are unable to perform their roles, we may not be able to perform our tests for the duration of any shelter-in-place order or while we have insufficient numbers of laboratory staff, either of which could negatively impact our business, operating results and financial condition.
Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of recipient samples to our laboratory and enhanced tracking of these recipient samples. Should a carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions, such as the COVID-19 pandemic, affecting delivery services we use would adversely affect our ability to receive and process recipient samples on a timely basis.
The loss of key members of our senior management team or our inability to attract and retain highly skilled scientists, clinicians and laboratory and field personnel could adversely affect our business.
Our success depends largely on the skills, experience and performance of key members of our executive management team. The efforts of each of these persons will be critical to us as we continue to develop our technologies and testing processes. If we were to lose one or more of these key employees, including due to disease (such as COVID-19), disability or death, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. We do not currently maintain “key person” insurance on any of our employees.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2019, our closing stock price ranged from $19.24 to $40.08 per share, and during the first quarter of 2020, our closing stock price ranged from $13.94 to $28.25 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
•changes in the regulatory environment, including any announcement from the U.S. Food and Drug Administration regarding its decisions in regulating our activities;
•changes in recommendations of securities analysts or lack of analyst coverage;
•failure to meet analyst expectations regarding our operating results;
•additions or departures of key personnel;

•public health emergencies such as the COVID-19 pandemic; and
•general market conditions.
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the risk factors discussed here and the risk factors described in this Part II, Item 1A of this Quarterly Report on Form 10-Q and under Item “1A. Risk Factors” in the Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:
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
•the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;
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
•public health emergencies, including the COVID-19 pandemic; and
•general economic conditions and slow or negative growth of our markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended March 31, 2020:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
January 1, 2020 - January 31, 2020	20,047	(1)	$2.95
February 1, 2020 - February 29, 2020	47,328	(1)	6.44
March 1, 2020 - March 31, 2020	102	(1)	9.88
Total	67,477		—
(1) Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(3)	Form of Registrant’s common stock certificate.

4.2(4)#	2014 Equity Incentive Plan, as amended.

4.(5)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(6)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(7)#	2016 Inducement Equity Incentive Plan.

4.6(8)	Form of Warrant.

4.7(9)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1*+
Second Amendment to Lease, dated January 2, 2020, by and between the Registrant and BMR-Bayshore Boulevard LP (formerly known as BMR-Bayshore Boulevard LLC), for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.

10.2*+
Consent to Sub-Sublease Agreement, dated as of October 30, 2019, by and among AP3-SF2 CT South, LLC, SuccessFactors, Inc., Medeor Therapeutics, Inc. and CareDx, Inc. for office space located at One Tower Place, 9th Floor, South San Francisco, California 94080.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(4)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(5)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(6)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the SEC on May 23, 2016.
(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 4, 2019.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

+	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: April 30, 2020	By:	/s/ PETER MAAG
Peter Maag
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)