Form 10-Q
period 2020-06-30
CareDx, Inc.
filed 2020-08-04
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
There were 48,963,851 shares of the registrant’s Common Stock issued and outstanding as of July 31, 2020.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$211,409	$38,223
Accounts receivable	27,111	24,057
Inventory	8,741	6,014
Prepaid and other current assets	4,286	3,628
Total current assets	251,547	71,922
Property and equipment, net	7,313	4,430
Operating leases right-of-use assets	16,416	4,730
Intangible assets, net	44,356	45,541
Goodwill	23,857	23,857
Restricted cash	253	256
Other assets	1,000	1,000
Total assets	$344,742	$151,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,675	$5,506
Accrued compensation	11,089	12,484
Accrued and other liabilities	16,682	16,838
Deferred revenue - CMS advance payment (Note 1)	20,496	—
Total current liabilities	56,942	34,828
Deferred tax liability	1,313	1,973
Common stock warrant liability	1,681	6,607
Deferred payments for intangible assets	5,400	5,207
Operating lease liability, less current portion	17,025	2,370
Other liabilities	1,614	1,751
Total liabilities	83,975	52,736
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 48,862,296 shares and 42,498,430 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	47	42
Additional paid-in capital	612,228	437,976
Accumulated other comprehensive loss	(5,314)	(5,205)
Accumulated deficit	(346,194)	(333,813)
Total stockholders' equity	260,767	99,000
Total liabilities and stockholders’ equity	$344,742	$151,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Testing services revenue	$36,293	$25,677	$67,735	$47,195
Product revenue	3,291	4,593	7,986	9,026
Digital and other revenue	2,217	1,184	4,460	1,215
Total revenue	41,801	31,454	80,181	57,436
Cost of revenue	15,025	11,512	27,417	21,245
Gross profit	26,776	19,942	52,764	36,191
Operating expenses:
Research and development	13,129	7,630	23,142	13,244
Sales and marketing	12,134	10,644	23,857	17,569
General and administrative	12,316	8,512	22,319	17,618
Total operating expenses	37,579	26,786	69,318	48,431
Loss from operations	(10,803)	(6,844)	(16,554)	(12,240)
Other income (expense):
Interest income, net	21	300	117	642
Change in estimated fair value of common stock warrant liability	(664)	(1,351)	(1,069)	(4,360)
CARES Act Provider Relief Fund	4,813	—	4,813	—
Other expense, net	(255)	(172)	(318)	(246)
Total other income (expense)	3,915	(1,223)	3,543	(3,964)
Loss before income taxes	(6,888)	(8,067)	(13,011)	(16,204)
Income tax benefit	330	220	630	826
Net loss	$(6,558)	$(7,847)	(12,381)	(15,378)
Net loss per share (Note 3):
Basic	$(0.15)	$(0.19)	$(0.28)	$(0.37)
Diluted	$(0.15)	$(0.19)	$(0.28)	$(0.37)
Weighted-average shares used to compute net loss per share:
Basic	44,708,037	42,132,396	43,765,732	41,873,337
Diluted	44,708,037	42,132,396	43,765,732	41,873,337
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,558)	$(7,847)	$(12,381)	$(15,378)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	1,596	(69)	(109)	(793)
Net comprehensive loss	$(4,962)	$(7,916)	$(12,490)	$(16,171)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$99,000
Issuance of common stock under ESPP	38,147	—	699	—	—	699
RSU settlements, net of shares withheld	139,552	—	(1,507)	—	—	(1,507)
Issuance of common stock for services	3,091	—	66	—	—	66
Issuance of common stock for cash upon exercise of stock options	44,861	—	155	—	—	155
Issuance of common stock for cash upon exercise of warrants	295,466	—	6,299	—	—	6,299
Employee share-based compensation expense	—	—	4,200	—	—	4,200
Foreign currency translation adjustment	—	—	—	(1,705)	—	(1,705)
Net loss	—	—	—	—	(5,823)	(5,823)
Balance at March 31, 2020	43,019,547	$42	$447,888	$(6,910)	$(339,636)	$101,384
Issuance of common shares through public equity offering, net of commissions and offering costs of $9,166	4,492,187	4	134,580	—	—	134,584
Issuance of common shares in connection with "at-the-market equity offering, net of commissions and offering costs of $785	1,000,000	1	23,450	—	—	23,451
RSU settlements, net of shares withheld	143,101	—	(2,030)	—	—	(2,030)
Issuance of common stock for services	2,992	—	58	—	—	58
Issuance of common stock for cash upon exercise of stock options	204,469	—	1,962	—	—	1,962
Employee share-based compensation expense	—	—	6,320	—	—	6,320
Foreign currency translation adjustment	—	—	—	1,596	—	1,596
Net loss	—	—	—	—	(6,558)	(6,558)
Balance at June 30, 2020	48,862,296	$47	$612,228	$(5,314)	$(346,194)	$260,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	41,384,960	$41	$412,010	$(4,278)	$(311,845)	$95,928
Issuance of common stock under ESPP	31,184	—	341	—	—	341
RSU settlements, net of shares withheld	146,159	—	(2,378)	—	—	(2,378)
Issuance of common stock for services	2,112	—	51	—	—	51
Issuance of common stock for cash upon exercise of stock options	253,347	—	1,365	—	—	1,365
Issuance of common stock for cash upon exercise of warrants	94,707	—	2,569	—	—	2,569
Employee share-based compensation expense	—	—	6,001	—	—	6,001
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	(7,531)	(7,531)
Balance at March 31, 2019	41,912,469	$41	$419,959	$(5,002)	$(319,376)	$95,622
Change in estimated offering costs	—	—	50	—	—	50
RSU settlements, net of shares withheld	112,760	—	(1,597)	—	—	(1,597)
Issuance of common stock for services	1,663	—	52	—	—	52
Issuance of common stock for cash upon exercise of stock options	240,734	1	1,404	—	—	1,405
Issuance of common stock for cash upon exercise of warrants	38,806	—	612	—	—	612
Employee share-based compensation expense	—	—	4,938	—	—	4,938
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(7,847)	(7,847)
Balance at June 30, 2019	42,306,432	$42	$425,418	$(5,071)	$(327,223)	$93,166
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(12,381)	$(15,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,676	11,045
Revaluation of common stock warrant liability to estimated fair value	1,069	4,360
Depreciation and amortization	3,249	2,380
Loss on the write-off of fixed assets	—	150
Amortization of right-of-use assets	1,256	201
Revaluation of contingent consideration to estimated fair value	266	—
Changes in operating assets and liabilities:
Accounts receivable	(1,900)	(5,956)
Inventory	(2,682)	(551)
Prepaid and other assets	(665)	(219)
Operating leases liabilities, net	(721)	(418)
Accounts payable	2,569	3,285
Accrued compensation	(1,283)	(1,881)
Accrued and other liabilities	1,724	1,208
Deferred revenue - CMS advance payment	20,496	—
Change in deferred taxes	(630)	(517)
Net cash provided by (used in) operating activities	21,043	(2,291)
Investing activities:
Acquisition of business	—	(16,037)
Acquisition of intangible assets	(2,250)	(1,124)
Additions of capital expenditures, net	(3,434)	(561)
Net cash used in investing activities	(5,684)	(17,722)
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	135,099	—
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	23,466	—
Proceeds from issuance of common stock under employee stock purchase plan	602	341
Taxes paid related to net share settlement of restricted stock units	(3,537)	(3,975)
Proceeds from exercise of warrants	304	105
Proceeds from exercise of stock options	2,117	2,769
Principal payments on debt and finance lease obligations	(90)	(84)
Contingent payments related to the acquisition of Conexio Genomics Pty Ltd.	—	(116)
Net cash provided by (used in) financing activities	157,961	(960)
Effect of exchange rate changes on cash and cash equivalents	(137)	(111)
Net increase (decrease) in cash, cash equivalents and restricted cash	173,183	(21,084)
Cash, cash equivalents, and restricted cash at beginning of period	38,479	64,808
Cash, cash equivalents, and restricted cash at end of period	$211,662	$43,724

	June 30, 2020	December 31, 2019
Cash, Cash Equivalents and Restricted Cash as of:
Cash and cash equivalents	$211,409	$38,223
Restricted cash	253	256
Total cash, cash equivalents and restricted cash at the end of period	$211,662	$38,479
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
The Company’s commercially available testing services consist of AlloSure® Kidney, which is a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, and AlloMap® Heart, which is a gene expression solution for heart transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, the Company began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“OttrCare”) and XynManagement, Inc. (“XynManagement”).
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has also received positive coverage decisions from BCBS South Carolina and BCBS Kansas City, and is reimbursed by other private payers on a case-by-case basis.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Cigna, Health Care Services Corporation, Humana, Kaiser Foundation Health Plan, Inc., and UnitedHealthcare.
AlloCell will initially be commercialized through collaborative research agreements with biopharma companies developing cell therapies.
Clinical Studies
In January 2018, the Company initiated the Kidney Allograft Outcomes AlloSure Kidney Registry study (“K-OAR”), to develop additional data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,600 renal transplant patients who will receive AlloSure Kidney long-term surveillance.
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
Products
The Company’s suite of AlloSeq products are commercial next generation sequencing (“NGS”)-based kitted solutions that the Company has developed as a result of its license agreement with Illumina, Inc. (“Illumina”). These products include: AlloSeq™ Tx, a high-resolution Human Leukocyte Antigen (“HLA”) typing solution, AlloSeq™ cfDNA, a surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq™ HCT, a solution for chimerism testing for stem cell transplant recipients.
The Company's other HLA typing products include: TruSight HLA, a NGS-based high resolution typing solution;

Olerup SSP®, based on the sequence specific primer (“SSP”) technology; and QTYPE®, which uses real-time polymerase chain reaction (“PCR”) methodology, to perform HLA typing at a low to intermediate resolution for samples that require a fast turnaround time.
Digital and Other
Following the acquisitions of both OttrCare and XynManagement, the Company is a leading provider of transplant patient tracking software (“Ottr software”), as well as of transplant quality tracking and waitlist management solutions. Ottr software provides comprehensive solutions for transplant patient management and enables integration with electronic medical record (“EMR”) systems providing patient surveillance management tools and outcomes data to transplant centers. XynManagement provides two unique solutions, XynQAPI software (“XynQAPI”) and Waitlist Management. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients (“SRTR”) reporting. Waitlist Management includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
COVID-19 Pandemic
On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company, but the pandemic may materially affect the Company's financial condition, liquidity and future results of operations.
In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, the Company experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020 the Company launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 150 transplant centers can offer RemoTraC to their patients and over 4,000 kidney, heart, and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and volumes continued to be at or above those levels throughout May 2020 and June 2020. However, the Company’s product business experienced a reduction in forecasted sales volume throughout the second quarter 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark approval in May 2020.
The Company is maintaining its testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among employees. In areas where COVID-19 impacts healthcare operations, the Company’s field-based sales and clinical support teams are supporting providers through telephone and online platforms. To reduce the risk to employees and their families from potential exposure to COVID-19, most of the Company’s corporate employees have been asked to work from home. The Company has also restricted non-essential business travel to protect the health and safety of its employees, patients, and customers. In addition, the Company has created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in its offices for employees that cannot work from home.
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $346.2 million at June 30, 2020. As of June 30, 2020, the Company had cash and cash equivalents of $211.4 million.
CMS Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020 the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). Pursuant to the CARES Act, the Centers for Medicare & Medicaid Services (“CMS”) expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, the Company received an advance payment from CMS of approximately $20.5 million, and recorded the payment as Deferred revenue - CMS advance payment on the Company's condensed consolidated balance sheet. Refer to Note 7, Balance Sheet Components, for further explanation.
At-the-Market Equity Offering
On August 31, 2018, the Company entered into a sales agreement (the “Sales Agreement”), with Jefferies, LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of its common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, the Company issued and sold 1,000,000 shares of its common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to the Company of approximately $23.5 million, after deducting sales commissions and offering costs payable by the Company.
CARES Act Provider Relief Fund for Medicare Providers
Pursuant to the CARES Act, the U.S. Department of Health & Human Services (“HHS”) distributed an initial tranche of $30.0 billion in funds to healthcare providers that received Medicare fee-for-service (“FFS”), reimbursements in 2019. These payments to healthcare providers are not loans and will not be required to be repaid. As a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Due to the recent enactment of legislation and absence of definitive guidance, there is a high degree of uncertainty around the CARES Act’s implementation and the Company continues to assess the impact on its business. Furthermore, HHS has indicated that it, along with the Office of Inspector General, will be closely monitoring and auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Providers will be distributed a portion of the initial $30.0 billion of funds based on their share of total Medicare FFS reimbursements made by the U.S. in 2019. During April 2020, the Company received a payment of approximately $4.8 million representing its portion of the initial tranche of funds, recorded in other income (expense), net on the condensed consolidated statement of operations.
Underwritten Public Equity Offering
In June 2020, the Company sold 4,492,187 shares of common stock (which includes shares sold pursuant to the underwriters’ full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $32.00 per share for aggregate net proceeds of approximately $134.6 million.
The Company may require additional financing in the future to fund working capital and the Company's future product developments. Additional financing might include issuance of equity securities and debt. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company. The Company believes its existing cash balance and expected revenues will be sufficient to meet its anticipated cash requirements for the next 12 months.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Reclassifications and Changes in Presentation
Certain prior period amounts have been reclassified to conform with the current period presentation, including: (i) combined presentation of cost of testing services, cost of product and cost of digital, and (ii) separate presentation of gross profit. These reclassifications had no effect on the reported results of operations.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended June 30, 2020 and 2019, approximately 56% and 54%, respectively, of total revenue was derived from Medicare. For the six months ended June 30, 2020 and 2019, approximately 55% and 54%, respectively, of total revenue was derived from Medicare. No other payers or customers represented more than 10% of total revenue for these periods.
As of June 30, 2020 and December 31, 2019, approximately 29% and 36%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable on either June 30, 2020 or December 31, 2019.
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
The Company’s leases have remaining terms of 0.50 years to 8.67 years, some of which include options to extend the lease term.
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal – Use Software (ASC Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 became effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption of ASU 2018-15 is permitted, including adoption in any interim period. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASC Topic 326) (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new CECL standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. ASU 2016-13 has a greater impact on banks. However, nonbank entities that have financial instruments or other assets such as trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities are subject to the CECL model. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company's condensed consolidated financial statements.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss used to compute basic and diluted net loss per share	$(6,558)	$(7,847)	$(12,381)	$(15,378)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	44,708,037	42,132,396	43,765,732	41,873,337
Net loss per share:
Basic and diluted	$(0.15)	$(0.19)	$(0.28)	$(0.37)
The following potentially dilutive securities have been excluded from diluted net loss per share as at June 30, 2020 and 2019 because their effect would be antidilutive:

	Three and Six Months Ended June 30,
	2020	2019
Shares of common stock subject to outstanding options	2,939,893	2,705,393
Shares of common stock subject to outstanding common stock warrants	49,006	466,695
Restricted stock units	1,762,420	1,292,440
Total common stock equivalents	4,751,319	4,464,528

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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$202,157	$—	$—	$202,157
Liabilities
Common stock warrant liability	$—	$—	$1,681	$1,681

	December 31, 2019
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$29,177	$—	$—	$29,177
Liabilities
Common stock warrant liability	$—	$—	$6,607	$6,607
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability
Balance as of December 31, 2019	$6,607
Exercise of warrants	(5,995)
Change in estimated fair value	1,069
Balance as of June 30, 2020	$1,681
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At June 30, 2020 and December 31, 2019, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Common stock warrant liability – The Company utilizes a binomial-lattice pricing model (the “Monte Carlo Simulation Model”) that involves a market condition simulation to estimate the fair value of the warrants.  The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions, including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants.  Increases (decreases) in the assumptions discussed above result in a directionally similar impact to the fair value of the common stock warrant liability.
Common Stock Warrant Liability Valuation Assumptions:

	June 30, 2020	December 31, 2019
Private Placement Common Stock Warrant Liability
Stock Price	$35.43	$21.57
Exercise Price	$1.12	$1.12
Remaining term (in years)	2.79	3.29
Volatility	75.00%	81.00%
Risk-free interest rate	0.18%	1.62%

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
The Company utilized a discount rate of 14.5% in estimating the fair value of these three intangible assets. OttrCare’s digital revenue was $1.7 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $1.1 million for each of the three and six months ended June 30, 2019, respectively, and was included in the Company’s unaudited condensed consolidated statement of operations. Unaudited supplemental pro forma information is not disclosed because it is considered immaterial.
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

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and six months ended June 30, 2020. The balance of the Company's goodwill as of June 30, 2020 was $23.9 million.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 30, 2020 ($ in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$31,209	$(7,665)	$(1,920)	$21,624	9.7
Customer relationships	18,168	(4,021)	(1,546)	12,601	11.4
Commercialization rights	8,079	(635)	—	7,444	9.2
Trademarks and tradenames	2,360	(708)	(215)	1,437	10.2
Total intangible assets with finite lives	$59,816	$(13,029)	$(3,681)	$43,106
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$61,066	$(13,029)	$(3,681)	$44,356
The following table presents details of the Company’s intangible assets as of December 31, 2019 ($ in thousands):

	12/31/2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$29,106	$(6,473)	$(1,852)	$20,781	8.2
Customer relationships	18,168	(3,397)	(1,498)	13,273	10.1
Commercialization rights	8,079	(231)	—	7,848	9.7
Trademarks and tradenames	2,360	(618)	(206)	1,536	9.1
Total intangible assets with finite lives	$57,713	$(10,719)	$(3,556)	$43,438
Acquired in-process technology	2,103	—	—	2,103
Total intangible assets	$59,816	$(10,719)	$(3,556)	$45,541
Acquisition of intangible assets
In June 2020, the Company commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology can provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT, previously included in Acquired in-process technology as of December 31, 2019, is included in Acquired and developed technology as of June 30, 2020.
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
Amortization expense was $1.2 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively.  For the three months ended June 30, 2020, expenses of $0.8 million and $0.4 million were amortized to cost of revenue and sales and marketing expense, respectively.  For the three months ended June 30, 2019, expenses of $0.4 million and $0.3 million were amortized to cost of product and sales and marketing expense, respectively. Amortization expense was $2.3 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, expenses of $1.6 million and $0.7 million were amortized to cost of revenue and sales and marketing expense, respectively. For the six months ended June 30, 2019, expenses of $0.7 million and $0.6 million were amortized to cost of product and sales and marketing expense, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2020 (in thousands):

Years Ending December 31,	Cost of Revenue	Sales and Marketing	Total
Remainder of 2020	$1,682	$727	$2,409
2021	3,319	1,265	4,584
2022	3,319	1,247	4,566
2023	3,319	1,247	4,566
2024	3,319	1,247	4,566
Thereafter	14,115	8,300	22,415
Total future amortization expense	$29,073	$14,033	$43,106

7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$4,762	$1,236
Work in progress	1,949	1,189
Raw materials	2,030	3,589
Total inventory	$8,741	$6,014
Accrued and other liabilities
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred revenue	$3,731	$3,686
Clinical studies	4,912	3,068
Deferred payments for intangible assets	1,042	2,098
Short-term lease liability	1,733	3,017
Test sample processing fees	640	835
Accrued royalty	726	547
Contingent consideration	983	810
Professional fees	1,587	766
Other accrued expenses	1,328	2,011
Total accrued and other liabilities	$16,682	$16,838
CMS Accelerated and Advance Payment Program for Medicare Providers

On March 27, 2020 the U.S. government enacted the CARES Act. Pursuant to the CARES Act, CMS expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, the Company received an advance payment from CMS of approximately $20.5 million and recorded the payment as Deferred revenue - CMS advance payment on the Company's condensed consolidated balance sheet.
The Company will continue to submit claims as usual after the issuance of the advance payment. The Company will receive full payments for its claims during the 120-day period from the date the advance payment was received. At the end of the 120-day period, the recoupment process will begin and every claim submitted by the Company will be offset to repay the advance payment. Thus, instead of receiving payment for newly submitted claims, the Company's outstanding advance payment balance will be reduced by the claim payment amount. The Company will have up to 210 days for the repayment to be completed.
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
On January 2, 2020, the Company executed the second amendment to the operating lease agreement for the building located at Brisbane, California. The building is mainly utilized for laboratory operations and research and development. The lease will be extended for a period of eight years and two months starting on January 1, 2021. The Company has determined that the amendment constitutes a lease modification effective January 1, 2020. At the inception of the lease modification, the ROU asset increased by $13.0 million.
The Company's facility leases expire at various dates through 2029. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of June 30, 2020, the carrying value of the ROU asset was $16.4 million. The related current and non-current liabilities as of June 30, 2020 were $1.7 million and $17.0 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,114	$455	$2,233	$905
Finance lease cost	51	55	104	110
Total lease cost	$1,165	$510	$2,337	$1,015

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

Other information:
Weighted-average remaining lease term - Operating leases (in years)	7.57
Weighted-average remaining lease term - Finance leases (in years)	0.84
Weighted-average discount rate - Operating leases (%)	10.5%
Weighted-average discount rate - Finance leases (%)	6.2%
Rent expense under non-cancelable operating leases was $1.2 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense under non-cancelable operating leases was $2.4 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. Future minimum lease commitments under these operating and finance leases as of June 30, 2020 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
Remainder of 2020	$105	$1,699
2021	71	3,522
2022	—	3,964
2023	—	2,811
2024	—	2,909
Thereafter	—	13,267
Total future minimum lease payments	$176	$28,172
The current portion of obligations under finance leases are included in accrued and other liabilities, and the long-term portion of finance leases are included in other liabilities within the condensed consolidated balance sheets.
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
Illumina
On May 4, 2018, the Company entered into a license agreement with Illumina (the “Illumina Agreement”). The Illumina Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of products covered by the Illumina Agreement.
Cibiltech Commitments
Pursuant to the Cibiltech Agreement, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from KidneyCare iBox.
Other Commitments
Pursuant to the Illumina Agreement, the Company has agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023.
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. In addition, in response to the Company's patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against the Company on January 13, 2020, in the U.S. District Court for the District of Delaware alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
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

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2020 and as of December 31, 2019.
9. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the employee plan.  The Company incurred expenses related to contributions to the plan of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company incurred expenses related to contributions to the plan of $0.5 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.
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
In the three months ended June 30, 2020, there were no warrants exercised to purchase shares of common stock for cash proceeds. In the six months ended June 30, 2020, warrants to purchase approximately 272,000 shares of common stock were exercised for cash proceeds of $0.3 million. During the three months ended June 30, 2020, no warrants to purchase shares of common stock were exercised on a cashless basis. During the six months ended June 30, 2020, a warrant to purchase approximately 34,000 shares of common stock was exercised on a cashless basis and approximately 24,000 shares were issued pursuant to the exercise.
In the three months ended June 30, 2019, warrants to purchase approximately 24,000 shares of common stock were exercised for cash proceeds of less than $0.1 million. During the three months ended June 30, 2019 warrants to purchase approximately 40,000 shares of common stock were exercised on a cashless basis and approximately 15,000 shares were issued pursuant to the exercises. In the six months ended June 30, 2019, warrants to purchase approximately 94,000 shares of common stock were exercised for cash proceeds of $0.1 million. During the six months ended June 30, 2019, approximately 96,000 warrants were exercised on a cashless basis and approximately 40,000 shares were issued pursuant to the exercises.
As of June 30, 2020, outstanding warrants to purchase common stock were:

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
				49,006

11. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2019	504,775	2,609,848	$16.47	1,516,285	$22.51
Additional options authorized	1,699,549	—	—	—	—
Common stock awards for services	(6,083)	—	—	—	—
RSUs granted	(821,204)	—	—	821,204	23.93
RSUs vested	—	—	—	(488,869)	21.38
Options granted	(660,739)	660,739	24.89	—	—
Options exercised	—	(246,830)	8.49	—	—
Repurchase of common stock under employee incentive plans	143,603	—	—	—	—
RSUs forfeited	86,200	—	—	(86,200)	26.48
Options forfeited	65,536	(65,536)	25.00	—	—
Options expired	18,328	(18,328)	14.58	—	—
Balance—June 30, 2020	1,029,965	2,939,893	$18.86	1,762,420	$16.37
The total intrinsic value of options exercised was $3.3 million and $4.0 million in the three and six months ended June 30, 2020, respectively. The total intrinsic value of options exercised was $6.0 million and $12.0 million in the three and six months ended June 30, 2019, respectively.
As of June 30, 2020, the total intrinsic value of outstanding RSUs was approximately $62.4 million and there were $33.1 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.39 years.
Options outstanding that have vested and are expected to vest at June 30, 2020 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,149	$13.05	6.76	$25,774
Expected to vest	1,658	22.57	8.89	21,326
Total	2,807			$47,100
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at June 30, 2020 for stock options that were in-the-money.
The total fair value of options that vested during the three and six month periods ended June 30, 2020 was $3.1 million and $5.5 million, respectively. As of June 30, 2020, there were approximately $22.7 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.95 years.
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
During the offering period in 2020 that ended on June 30, 2020, 38,576 shares were purchased for aggregate proceeds of $0.7 million from the issuance of shares, which occurred on July 1, 2020. During the offering period in 2019 that ended on December 31, 2019, 38,147 shares were purchased for aggregate proceeds of $0.7 million from the issuance of shares, which occurred on January 2, 2020.

Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock options
Expected term (in years)	5.9	6.0	5.9	6.0
Expected volatility	77.00%	71.00%	77.00%	70.72%
Risk-free interest rate	0.12%	2.34%	0.12%	2.43%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	62.56%	76.66%	62.56%	76.66%
Risk-free interest rate	1.57%	2.51%	1.57%	2.51%
Expected dividend yield	—%	—%	—%	—%
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
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the three and six months ended June 30, 2020 and 2019, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$711	$508	$1,075	$1,280
Research and development	1,456	1,441	2,267	2,273
Sales and marketing	1,580	940	2,550	1,671
General and administrative	2,670	2,103	4,784	5,821
Total	$6,417	$4,992	$10,676	$11,045
No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.  In addition, no amounts of stock-based compensation expense were capitalized for the periods presented.
12. INCOME TAXES
The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $0.3 million and $0.6 million, respectively, compared to $0.2 million and $0.8 million for the three and six months ended June 30, 2019, respectively. The income tax benefit of $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses and acquired deferred tax liabilities that generate a source of income for the recognition of deferred tax assets previously not recognized. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue.  The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Testing services revenue
United States	$36,208	$25,499	$67,537	$46,885
Rest of World	85	178	198	310
	$36,293	$25,677	$67,735	$47,195
Product revenue
United States	$1,216	$2,168	$3,277	$4,000
Europe	1,496	1,906	3,498	3,849
Rest of World	579	519	1,211	1,177
	$3,291	$4,593	$7,986	$9,026
Digital and other revenue
United States	$2,153	$1,108	$4,336	$1,130
Europe	10	50	40	60
Rest of World	54	26	84	25
	$2,217	$1,184	$4,460	$1,215

Total United States	$39,577	$28,775	$75,150	$52,015
Total Europe	$1,506	$1,956	$3,538	$3,909
Total Rest of World	$718	$723	$1,493	$1,512

Total	$41,801	$31,454	$80,181	$57,436

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2020	December 31, 2019
Long-lived assets:
United States	$6,404	$3,346
Europe	379	509
Rest of World	530	575
Total	$7,313	$4,430

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements.  The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “target,” “contemplate,” “predict,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements may include, but are not limited to, statements concerning the following:
•the potential impact to our business, revenue, financial condition and employees, including disruptions to our testing services, laboratories, clinical trials, supply chain and operations, due to the COVID-19 global pandemic;
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
Overview and Recent Highlights
CareDx, Inc. (collectively, the “Company”, “we”, “us” and “our”) is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and digital healthcare solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients.
Highlights for the Three Months Ended June 30, 2020 and Recent Highlights
•Achieved total revenue of $41.8 million for the three months ended June 30, 2020, increasing 33% year-over-year
•Provided over 17,100 AlloSure Kidney and AlloMap Heart patient results, with over 40% originating from RemoTraC and mobile phlebotomy
•Recorded first-ever AlloCell revenue from a cell therapy partnership
•Completed successful public offering raising $134.6 million in net proceeds, increasing cash and cash equivalents to approximately $211.4 million

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
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation, or HCSC, Humana, Kaiser Foundation Health Plan, Inc. and UnitedHealthcare.
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
Clinical validation data from the Donor-Derived Cell-Free DNA-Outcomes AlloMap Registry (NCT02178943), or D-OAR, was published in American Journal of Transplant, or AJT, in 2019. D-OAR was an observational, prospective, multicenter study to characterize the AlloSure-Heart dd-cfDNA in a routine, clinical surveillance setting with heart transplant recipients. The D-OAR study was designed to validate that plasma levels of AlloSure-Heart dd-cfDNA can discriminate acute rejection from no rejection, as determined by endomyocardial biopsy criteria.
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
Kidney
AlloSure Kidney, our transplant surveillance solution, which was commercially launched in October 2017, is our donor-derived cell-free DNA, or dd-cfDNA, offering built on a Next Generation Sequencing, or NGS, platform. In transplantation, 109 papers from 55 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure allows sequencing of DNA and RNA much more quickly than the previously used Sanger sequencing. AlloSure is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This single-nucleotide polymorphism, or SNPs, approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is $2,841. AlloSure Kidney has also received positive coverage decisions from BCBS South Carolina and BCBS Kansas City, and is reimbursed by other private payers on a case-by-case basis.

Multiple studies have demonstrated that significant allograft injury can occur in the absence of changes in serum creatinine. Thus, clinicians have limited ability to detect injury early and intervene to prevent long term damage using this marker. While histologic analysis of the allograft biopsy specimen remains the standard method used to assess injury and differentiate rejection from other injury in kidney transplants, as an invasive test with complications, repetitive biopsies are not well tolerated. AlloSure provides a non-invasive test, assessing allograft injury that enables more frequent, quantitative and safer assessment of allograft rejection and injury status. Beyond allograft rejection, the assessment of molecular inflammation has shown further utility in the assessment of proteinuria, formation of De Novo donor specific antibodies, or DSAs, and also as a surrogate predictive measure of estimated glomerular filtration rate, or eGFR, decline. Monitoring of graft injury through AlloSure allows clinicians to optimize allograft biopsies, identify allograft injury and guide immunosuppression management more accurately.
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, an increasing body of evidence supports the use of AlloSure dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve, or AUC, of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure's value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection has also been published in the AJT.
The prospective multicenter trial: Kidney Allograft Outcomes AlloSure Kidney Registry, or the K-OAR study, is currently ongoing and has enrolled over 1,600 patients, with plans to survey patients with AlloSure for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients.
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
Cellular Therapy
In April 2020, we initiated a research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. AlloCell will initially be commercialized through collaborative research agreements with biopharma companies developing cell therapies.
Products
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help to provide post-transplant surveillance of these recipients.
QTYPE enables Human Leukocyte Antigen or HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time polymerase chain reaction, or PCR, methodology. Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology. Olerup SBT is a complete product range for sequence-based typing of HLA alleles.
On May 4, 2018, we entered into a license agreement with Illumina, Inc., or the Illumina Agreement, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS products and technologies for use in transplantation diagnostic testing.
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
In September 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark approval on January 10, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
Also in September 2019, we commercially launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than current solutions and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx has simple NGS workflow, with a single tube for processing and steps to reduce errors. AlloSeq Tx 17 received CE mark approval on May 15, 2020.
In June 2020, we commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology can provide better sensitivity and data analysis compared to current solutions on the market.
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
COVID-19 Impact
In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020 we launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 150 transplant centers can offer RemoTraC to their patients and over 4,000 kidney, heart, and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, our testing services volumes returned to levels consistent with those experienced immediately prior to the impact of COVID-19, and volumes continued to be at or above those levels throughout May 2020 and June 2020. However, our product business experienced a reduction in forecasted sales volume throughout the second quarter 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark approval in May 2020.
We are maintaining our testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among our employees. In areas where COVID-19 impacts healthcare operations, our field-based sales and clinical support teams are supporting providers through telephone and online platforms. To reduce the risk to employees and their families from potential exposure to COVID-19, most of our corporate employees have been asked to work from home. We have also restricted non-essential business travel to protect the health and safety of its employees, patients, and customers. In addition, we have created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in our offices for employees that cannot work from home.
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
In addition, our clinical studies may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical study protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney and AlloMap Heart tests, which represented 87% and 84% of our total revenues for the three and six months ended June 30, 2020, respectively, and 82% of our total revenues for each of the three and six months ended June 30, 2019. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; (v) our ability to expand into markets outside of the United States; and (vi) how quickly we can successfully commercialize new product offerings.
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
In April 2020, we announced our first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. AlloCell will initially be commercialized through collaborative research agreements with biopharma companies developing cell therapies.
Product Revenue
Our product revenue is derived primarily from sales of Olerup SSP, QTYPE, TruSight and AlloSeq Tx products. Product revenue represented 8% and 10% of total revenue for the three and six months ended June 30, 2020, respectively, and 15% and 16% of total revenue for the three and six months ended June 30, 2019, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Digital and Other Revenue
Our digital and other revenue is mainly derived from sales of our Ottr software and XynQAPI licenses and services and other licensing agreements. Digital and other revenue represented 5% and 6% of total revenue for the three and six months ended June 30, 2020, respectively, and 4% and 2% of total revenue for the three and six months ended June 30, 2019, respectively.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019, except that there is no derivative liability outstanding as of December 31, 2019 and June 30, 2020 and the determination of the estimated present value of lease payments using our incremental borrowing rate as discussed in Note 2, Summary of Significant Accounting Policies, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
(In thousands)

	Three Months Ended June 30,
	2020	2019	Change
Revenue:
Testing services revenue	$36,293	$25,677	$10,616
Product revenue	3,291	4,593	(1,302)
Digital and other revenue	2,217	1,184	1,033
Total revenue	41,801	31,454	10,347
Cost of revenue	15,025	11,512	3,513
Gross profit	26,776	19,942	6,834
Operating expenses:
Research and development	13,129	7,630	5,499
Sales and marketing	12,134	10,644	1,490
General and administrative	12,316	8,512	3,804
Total operating expenses	37,579	26,786	10,793
Loss from operations	(10,803)	(6,844)	(3,959)
Other income (expense):
Interest income, net	21	300	(279)
Change in estimated fair value of common stock warrant liability	(664)	(1,351)	687
CARES Act Provider Relief Fund	4,813	—	4,813
Other expense, net	(255)	(172)	(83)
Total other income (expense)	3,915	(1,223)	5,138
Loss before income taxes	(6,888)	(8,067)	1,179
Income tax benefit	330	220	110
Net loss	$(6,558)	$(7,847)	$1,289

Testing Services Revenue
Testing services revenue increased by $10.6 million, or 41%, for the three months ended June 30, 2020 as compared to the same period in 2019. This increase is primarily due to an increase of more than 5,200 test results provided in the three months ended June 30, 2020, compared to the same period in 2019. Due to COVID-19, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and volumes continued to be at or above those levels throughout May 2020 and June 2020.
Product Revenue
Product revenue decreased $1.3 million, or 28%, for the three months ended June 30, 2020, compared to the same period in 2019. The Company’s product business experienced a reduction in sales volume throughout the second quarter 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark approval in May 2020.
Digital and Other Revenue
Digital and other revenue increased by $1.0 million, or 87% for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the acquisition of OttrCare in May 2019 and XynManagement in August 2019.

Cost of Revenue and Gross Profit
Cost of revenue increased by approximately $3.5 million, or 31%, for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in testing volume, the cost of providing RemoTrac and increased utilization of mobile phlebotomy, and the acquisitions of OttrCare in May 2019 and XynManagement in August 2019.
Gross profit increased by $6.8 million, or 34%, for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to an increase in revenue from testing volumes and the acquisitions of OttrCare in May 2019 and XynManagement in August 2019, partially offset by the cost of providing RemoTraC, increased utilization of mobile phlebotomy and a reduction in product revenue.
Research and Development
Research and development expenses increased by $5.5 million, or 72%, for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $2.9 million, an increase of $1.3 million in clinical studies, a $0.8 million increase in consulting and professional fees and a $0.4 million increase in license and collaboration fees.
Sales and Marketing
Sales and marketing expenses increased by approximately $1.5 million, or 14%, for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $2.0 million and stock-based compensation expense of $0.6 million. These increases were partially offset by a decrease in travel costs of $1.0 million and a decrease of $0.3 million in tradeshow and marketing costs due to COVID-19.
General and Administrative
General and administrative expenses increased by $3.8 million, or 45%, for the three months ended June 30, 2020 compared to the same period in 2019. This increase was primarily due to an increase in personnel-related costs of $1.7 million and stock-based compensation expense of $0.6 million, an increase in legal fees of $1.2 million related to litigation and a $0.7 million increase in consulting and professional fees, partially offset by a decrease in travel expenses of $0.3 million due to COVID-19.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from an expense of $1.4 million for the three months ended June 30, 2019 to an expense of $0.7 million for the three months ended June 30, 2020, resulting in a net change of $0.7 million, or 51%.
The $0.7 million expense in the three months ended June 30, 2020 reflects a remeasurement charge of related to the change in the fair value of our common stock warrant liability.
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

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
Revenue:
Testing services revenue	$67,735	$47,195	$20,540
Product revenue	7,986	9,026	(1,040)
Digital and other revenue	4,460	1,215	3,245
Total revenue	80,181	57,436	22,745
Cost of revenue	27,417	21,245	6,172
Gross profit	52,764	36,191	16,573
Operating expenses:
Research and development	23,142	13,244	9,898
Sales and marketing	23,857	17,569	6,288
General and administrative	22,319	17,618	4,701
Total operating expenses	69,318	48,431	20,887
Loss from operations	(16,554)	(12,240)	(4,314)
Other income (expense):
Interest income, net	117	642	(525)
Change in estimated fair value of common stock warrant liability	(1,069)	(4,360)	3,291
CARES Act Provider Relief Fund	4,813	—	4,813
Other expense, net	(318)	(246)	(72)
Total other income (expense)	3,543	(3,964)	7,507
Loss before income taxes	(13,011)	(16,204)	3,193
Income tax benefit	630	826	(196)
Net loss	$(12,381)	$(15,378)	$2,997

Testing Services Revenue
Testing services revenue increased by $20.5 million, or 44%, for the six months ended June 30, 2020 as compared to the same period in 2019. This increase is primarily due to an increase of more than 10,200 test results provided in the six months ended June 30, 2020, compared to the same period in 2019. Due to COVID-19, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and volumes continued to be at or above those levels throughout May 2020 and June 2020.
Product Revenue
Product revenue decreased $1.0 million, or 12% for the six months ended June 30, 2020, compared to the same period in 2019. The Company’s product business experienced a reduction in sales volume throughout the second quarter 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark approval in May 2020.
Digital and Other Revenue
Digital and other revenue increased by $3.2 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the acquisition of OttrCare in May 2019 and XynManagement in August 2019.
Cost of Revenue and Gross Profit
Cost of revenue increased by approximately $6.2 million, or 29%, for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in testing volume, the cost of providing RemoTraC and increased utilization of mobile phlebotomy, and the acquisitions of OttrCare in May 2019 and XynManagement in August 2019.

Gross profit increased by $16.6 million, or 46%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to an increase in revenue from testing volumes and the acquisitions of OttrCare in May 2019 and XynManagement in August 2019, partially offset by the cost of providing RemoTraC, increased utilization of mobile phlebotomy and a reduction in product revenue.
Research and Development
Research and development expenses increased by $9.9 million, or 75%, for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $5.1 million, a $2.4 million increase in clinical studies, a $1.6 million increase in consulting and professional fees and a $0.4 million increase in license and collaboration fees.
Sales and Marketing
Sales and marketing expenses increased by approximately $6.3 million, or 36%, for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $4.6 million, and stock-based compensation expense of $0.9 million, a $1.2 million increase in marketing and sponsorship event costs partially offset by a decrease in travel costs of $0.6 million due to COVID-19.
General and Administrative
General and administrative expenses increased by $4.7 million, or 27%, for the six months ended June 30, 2020, compared to the same period in 2019. This increase was primarily due to a $2.5 million increase in personnel-related costs, an increase in consulting and professional fees of $1.9 million and a $1.5 million increase in legal fees related to litigation, partially offset by a decrease in stock-based compensation expense of $1.0 million and a decrease in travel expenses of $0.4 million due to COVID-19.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from an expense of $4.4 million for the six months ended June 30, 2019 to an expense of $1.1 million for the six months ended June 30, 2020, resulting in a net change of $3.3 million, or 75%.
The $1.1 million expense in the six months ended June 30, 2020 reflects a remeasurement gain of $4.9 million for the change in the fair value of our common stock warrant liability and a remeasurement charge of $6.0 million for warrants exercised during the period. In the six months ended June 30, 2020, warrants to purchase approximately 272,000 shares of common stock with an average exercise price of $1.12 per share were exercised.
The $4.4 million expense in the six months ended June 30, 2019 is comprised of a $1.0 million remeasurement charge for warrants exercised during the period and a $3.4 million remeasurement charge related to the change in fair value of our common stock warrant liability.
Cash Flows for the Six Months Ended June 30, 2020 and 2019
The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$21,043	$(2,291)
Investing activities	(5,684)	(17,722)
Financing activities	157,961	(960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	(111)
Net increase (decrease) in cash, cash equivalents and restricted cash	$173,183	$(21,084)
Operating Activities
Net cash provided by (used in) operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statement of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the six months ended June 30, 2020 was $21.0 million. Our net loss of $12.4 million included $4.8 million of cash provided by the CARES Act Provider Relief Fund, and our net loss was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included a $10.7 million stock-based compensation expense, a $1.1 million loss on the revaluation of common stock warrant liability to estimated fair value and $3.2 million of depreciation and amortization expense. Net operating assets decreased by $16.9 million, primarily due to the increase in Deferred revenue - CMS advance payment of $20.5 million.
Cash used in operating activities for the six months ended June 30, 2019 was $2.3 million. Our net loss of $15.4 million was our primary use of cash in operating activities and included a number of noncash items. Our noncash items included a $11.0 million stock-based compensation expense, a $4.4 million loss on the revaluation of common stock warrant and derivative liabilities to estimated fair value, a $2.4 million of depreciation and amortization expense, a $0.2 million non-cash lease expense and an impairment expense of $0.1 million. Net operating assets decreased by $5.0 million.
Investing Activities
For the six months ended June 30, 2020, net cash used in investing activities of $5.7 million consisted of $3.4 million related to additions of capital expenditures, net, $1.0 million related to payments for the license and commercialization agreement with Cibiltech and $1.3 million related to payments for acquired intangibles.
For the six months ended June 30, 2019, net cash used in investing activities of $17.7 million consisted of $16.0 million related to the acquisition of OTTR, $1.1 million related to the license and commercialization agreement with Cibiltech and $0.6 million related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 of $158.0 million was primarily related to $135.1 million of proceeds from the issuance of common shares in a public equity offering, net of issuance costs, $23.5 million of proceeds from the issuance of common shares in a "at-the-market" equity offering, net of issuance costs, proceeds from issuances of common stock under our employee stock purchase plan of $0.6 million, proceeds from exercises of warrants of $0.3 million and proceeds from exercises of stock options of $2.1 million. These proceeds were partially offset by taxes paid related to net share settlements of restricted stock units of $3.5 million.
For the six months ended June 30, 2019, net cash used in financing activities of $1.0 million was primarily related to taxes paid related to net share settlements of restricted stock units of $4.0 million, partially offset by proceeds from exercises of stock options of $2.8 million, and proceeds from issuances of common stock under our employee stock purchase plan of $0.3 million.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $346.2 million at June 30, 2020. As of June 30, 2020, we had cash and cash equivalents of $211.4 million and no debt outstanding.
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
Since March 31, 2020, and in response to the outbreak of the COVID-19 pandemic, we have increased our cash and cash equivalents by undertaking the following:
CMS Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020, the U.S. government enacted the CARES Act. Pursuant to the CARES Act, the Centers for Medicare & Medicaid Services, or CMS, expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, we received an advance payment from CMS of approximately $20.5 million and recorded the payment as Deferred revenue - CMS advance payment on the Company's condensed consolidated balance sheet.
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
CARES Act Provider Relief Fund for Medicare Providers
Pursuant to the CARES Act, the U.S. Department of Health & Human Services, or HHS, distributed an initial tranche of $30.0 billion in funds to healthcare providers that received Medicare fee-for-service, or FFS, reimbursements in 2019. These payments to healthcare providers are not loans and will not be required to be repaid. As a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Due to the recent enactment of legislation and absence of definitive guidance, there is a high degree of uncertainty around the CARES Act’s implementation and we continue to assess the impact on our business. Furthermore, HHS has indicated that it will be closely monitoring and auditing, along with the Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Providers will be distributed a portion of the initial $30.0 billion based on their share of total Medicare FFS reimbursements made by the U.S. in 2019. During April 2020, we received a payment of approximately $4.8 million, representing our portion of the initial tranche of funds recorded in other income (expense), net on the condensed consolidated statement of operations.
Underwritten Public Offering
In June 2020, we sold 4,492,187 shares of common stock (which includes shares sold pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $32.00 per share for aggregate net proceeds of approximately $134.6 million.
Factors Affecting Our Performance
COVID-19 Pandemic
COVID-19 may impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities. Clinical trials, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.
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
The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. The CARES Act freezes current (2020) CMS CLFS rates through 2021. Further, the CARES Act delays the reporting cycle under PAMA to January 1 and March 31, 2022 although the data collection period remains January 1 through June 30, 2019. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, HCSC, Humana, Kaiser Foundation Health Plan, Inc., and UnitedHealthcare.
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
Reimbursement for AlloSure Heart
On October 7, 2019, the MolDX Program released the draft Local Coverage Determination for AlloSure Cell-Free DNA Testing which added heart indication to the existing kidney indication for AlloSure coverage. The public comment period ended on November 21, 2019, and we anticipate a final policy to be issued by the end of 2020. If the proposed LCD is finalized, AlloSure Heart will be covered for Medicare beneficiaries when it is used in conjunction with AlloMap Heart.
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
On May 4, 2018, we entered into the Illumina Agreement, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in transplantation diagnostic testing. As a result, from June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA is a high-resolution solution that uses NGS methodology. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines for use in the field of bone marrow and solid organ transplantation diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
In September 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark approval on January 20, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
Also in September 2019, we commercially launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than current solutions and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx has a simple NGS workflow that reduces complexity and can reduce errors. AlloSeq Tx 17 received CE mark approval on May 15, 2020.
In June 2020, we commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology can provide better sensitivity and data analysis compared to current solutions on the market.
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
Development of Additional Services and Products

Our development pipeline includes other transplant diagnostic solutions, including AlloCell, to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime. We expect to invest in research and development in order to develop additional products. Our success in developing new products and services will be important in our efforts to grow our business by expanding the potential market for our services and products and diversifying our sources of revenue.
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
Contractual Obligations
As of June 30, 2020, there have not been any other material changes, outside of the ordinary course of business in our outstanding contractual obligations from our significant contractual obligations as of December 31, 2019, as disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the instructions thereto.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash and cash equivalents of $211.4 million and $38.2 million at June 30, 2020 and December 31, 2019, respectively, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $0.5 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden, Austria, Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at June 30, 2020, would have negatively impacted our financial results for the six months ended June 30, 2020 by less than $0.1 million and our product revenue by $0.5 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations” is incorporated herein by reference.
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
On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a new strain of coronavirus, or COVID-19, originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments are taking, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on us, but the pandemic may materially affect our financial condition, liquidity and future results of operations.
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
In addition, our clinical studies may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical study protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.
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
Management is actively monitoring the effect of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition or liquidity for fiscal year 2020.
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
If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloSure Kidney, AlloMap Heart, AlloCell and future testing solutions, if any, and our business will be harmed.
We perform all of our testing services for the U.S. in our laboratory located in Brisbane, California. We do not have redundant laboratory facilities. Brisbane, California is situated on or near earthquake fault lines. Our facility and the equipment we use to perform testing services would be costly to replace and could require substantial lead time to repair or replace if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, we do not have earthquake insurance and thus coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us in the U.S. would be required to be certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. We would also be required to secure and maintain state licenses required by several states, including California, Florida, Maryland, New York, Rhode Island and Pennsylvania, which can take a significant amount of time and result in delays in our ability to begin operations at that facility. If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloSure Kidney, AlloMap Heart or future solutions following validation and other required procedures. We cannot be certain that we would be able to find another CLIA-certified facility willing or able to adopt AlloSure Kidney, AlloMap Heart or future solutions and comply with the required procedures, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.
In March 2020, in response to the COVID-19 pandemic, the health officers of six San Francisco Bay Area counties, including San Mateo County where our laboratory is located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect on mid-March 2020 and the shelter-in-place orders in the San Francisco Bay Area are scheduled to continue indefinitely, subject to certain variances approved by the California Department of Public Health on a county-by-county basis. However, such shelter-in-place orders may be updated at a later date. In addition, in mid-March 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary and other permitted activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. If the operations in our laboratory are deemed non-essential, or if sufficient numbers of our laboratory staff are infected with COVID-19 and are unable to perform their roles, we may not be able to perform our tests for the duration of any shelter-in-place order or while we have insufficient numbers of laboratory staff, either of which could negatively impact our business, operating results and financial condition.
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
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store our critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our or our third-party billing agent’s reliance on internet technology and the number of our and our third-party billing agent’s employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2019, our closing stock price ranged from $19.24 to $40.08 per share, and during the six months ended June 30, 2020, our closing stock price ranged from $13.94 to $35.43 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended June 30, 2020:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
April 1, 2020 - April 30, 2020	27,835	(1)	$7.72
May 1, 2020 - May 31, 2020	6,869	(1)	8.55
June 1, 2020 - June 30, 2020	41,422	(1)	4.41
Total	76,126		—
(1) Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

3.3(3)	Certificate of Amendment of Amended and Restated Bylaws.

4.1(4)	Form of Registrant’s common stock certificate.

4.2(5)#	2014 Equity Incentive Plan, as amended.

4.3(6)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(7)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(8)#	2016 Inducement Equity Incentive Plan.

4.6(9)	Form of Warrant.

4.7(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1#*	Outside Director Compensation Policy

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-Q filed with the SEC on August 28, 2014.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 9, 2020.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(6)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(7)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(8)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8 filed with the SEC on May 23, 2016.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 4, 2019.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: August 4, 2020	By:	/s/ PETER MAAG
Peter Maag
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)