Form 10-Q
period 2020-09-30
CareDx, Inc.
filed 2020-10-29
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
There were 49,257,216 shares of the registrant’s Common Stock issued and outstanding as of October 27, 2020.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$213,798	$38,223
Accounts receivable	30,610	24,057
Inventory	9,906	6,014
Prepaid and other current assets	4,345	3,628
Total current assets	258,659	71,922
Property and equipment, net	10,144	4,430
Operating leases right-of-use assets	15,802	4,730
Intangible assets, net	43,830	45,541
Goodwill	23,857	23,857
Restricted cash	260	256
Other assets	1,000	1,000
Total assets	$353,552	$151,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,519	$5,506
Accrued compensation	13,791	12,484
Accrued and other liabilities	18,617	16,838
Deferred revenue - CMS advance payment (Note 1)	20,496	—
Total current liabilities	62,423	34,828
Deferred tax liability	1,187	1,973
Common stock warrant liability	532	6,607
Deferred payments for intangible assets	3,480	5,207
Operating lease liability, less current portion	16,539	2,370
Other liabilities	747	1,751
Total liabilities	84,908	52,736
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 49,132,348 shares and 42,498,430 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	47	42
Additional paid-in capital	621,961	437,976
Accumulated other comprehensive loss	(4,352)	(5,205)
Accumulated deficit	(349,012)	(333,813)
Total stockholders’ equity	268,644	99,000
Total liabilities and stockholders’ equity	$353,552	$151,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Testing services revenue	$45,529	$28,226	$113,264	$75,421
Product revenue	5,383	4,200	13,369	13,226
Digital and other revenue	2,457	1,385	6,917	2,600
Total revenue	53,369	33,811	133,550	91,247
Operating expenses:
Cost of testing services	11,900	7,421	30,631	21,928
Cost of product	3,705	2,986	9,635	9,161
Cost of digital and other	1,210	1,087	3,966	1,650
Research and development	12,474	8,521	35,616	21,765
Sales and marketing	13,870	11,058	37,727	28,627
General and administrative	13,117	9,485	35,436	27,103
Total operating expenses	56,276	40,558	153,011	110,234
Loss from operations	(2,907)	(6,747)	(19,461)	(18,987)
Other income (expense):
Interest income, net	29	37	146	679
Change in estimated fair value of common stock warrant liability	79	4,346	(990)	(14)
CARES Act Provider Relief Fund	—	—	4,813	—
Other expense, net	(254)	(398)	(572)	(644)
Total other (expense) income	(146)	3,985	3,397	21
Loss before income taxes	(3,053)	(2,762)	(16,064)	(18,966)
Income tax benefit	235	949	865	1,775
Net loss	$(2,818)	$(1,813)	(15,199)	(17,191)
Net loss per share (Note 3):
Basic	$(0.06)	$(0.04)	$(0.33)	$(0.41)
Diluted	$(0.06)	$(0.04)	$(0.33)	$(0.41)
Weighted-average shares used to compute net loss per share:
Basic	49,010,680	42,393,550	45,526,810	42,048,647
Diluted	49,010,680	42,393,550	45,526,810	42,048,647
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,818)	$(1,813)	$(15,199)	$(17,191)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	962	(863)	853	(1,656)
Net comprehensive loss	$(1,856)	$(2,676)	$(14,346)	$(18,847)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$99,000
Issuance of common stock under ESPP	38,147	—	699	—	—	699
RSU settlements, net of shares withheld	139,552	—	(1,507)	—	—	(1,507)
Issuance of common stock for services	3,091	—	66	—	—	66
Issuance of common stock for cash upon exercise of stock options	44,861	—	155	—	—	155
Issuance of common stock for cash upon exercise of warrants	295,466	—	6,299	—	—	6,299
Employee stock-based compensation expense	—	—	4,200	—	—	4,200
Foreign currency translation adjustment	—	—	—	(1,705)	—	(1,705)
Net loss	—	—	—	—	(5,823)	(5,823)
Balance at March 31, 2020	43,019,547	$42	$447,888	$(6,910)	$(339,636)	$101,384
Issuance of common shares through public equity offering, net of commissions and offering costs of $9,166	4,492,187	4	134,580	—	—	134,584
Issuance of common shares in connection with "at-the-market" equity offering, net of commissions and offering costs of $785	1,000,000	1	23,450	—	—	23,451
RSU settlements, net of shares withheld	143,101	—	(2,030)	—	—	(2,030)
Issuance of common stock for services	2,992	—	58	—	—	58
Issuance of common stock for cash upon exercise of stock options	204,469	—	1,962	—	—	1,962
Employee stock-based compensation expense	—	—	6,320	—	—	6,320
Foreign currency translation adjustment	—	—	—	1,596	—	1,596
Net loss	—	—	—	—	(6,558)	(6,558)
Balance at June 30, 2020	48,862,296	$47	$612,228	$(5,314)	$(346,194)	$260,767
Issuance of common stock under ESPP	38,576	—	694	—	—	694
RSU settlements, net of shares withheld	34,602	—	(466)	—	—	(466)
Issuance of common stock for services	2,731	—	96	—	—	96
Issuance of common stock for cash upon exercise of stock options	159,576	—	1,647	—	—	1,647
Issuance of common stock for cash upon exercise of warrants	34,567	—	1,109	—	—	1,109
Employee stock-based compensation expense	—	—	6,653	—		6,653
Foreign currency translation adjustment	—	—	—	962	—	962
Net loss	—	—	—	—	(2,818)	(2,818)
Balance at September 30, 2020	49,132,348	$47	$621,961	$(4,352)	$(349,012)	$268,644
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	41,384,960	$41	$412,010	$(4,278)	$(311,845)	$95,928
Issuance of common stock under ESPP	31,184	—	341	—	—	341
RSU settlements, net of shares withheld	146,159	—	(2,378)	—	—	(2,378)
Issuance of common stock for services	2,112	—	51	—	—	51
Issuance of common stock for cash upon exercise of stock options	253,347	—	1,365	—	—	1,365
Issuance of common stock for cash upon exercise of warrants	94,707	—	2,569	—	—	2,569
Employee stock-based compensation expense	—	—	6,001	—	—	6,001
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	(7,531)	(7,531)
Balance at March 31, 2019	41,912,469	$41	$419,959	$(5,002)	$(319,376)	$95,622
Change in estimated offering costs	—	—	50	—	—	50
RSU settlements, net of shares withheld	112,760	—	(1,597)	—	—	(1,597)
Issuance of common stock for services	1,663	—	52	—	—	52
Issuance of common stock for cash upon exercise of stock options	240,734	1	1,404	—	—	1,405
Issuance of common stock for cash upon exercise of warrants	38,806	—	612	—	—	612
Employee stock-based compensation expense	—	—	4,938	—	—	4,938
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(7,847)	(7,847)
Balance at June 30, 2019	42,306,432	$42	$425,418	$(5,071)	$(327,223)	$93,166
Contingent consideration classified as equity	—	—	222	—	—	222
Issuance of common stock under ESPP	20,528	—	418	—	—	418
RSU settlements, net of shares withheld	2,140	—	(29)	—	—	(29)
Issuance of common stock for services	1,514	—	54	—	—	54
Issuance of common stock for cash upon exercise of stock options	81,473	—	476	—	—	476
Issuance of common stock upon exercise of warrants	9,028	—	—	—	—	—
Employee stock-based compensation expense	—	—	5,912	—	—	5,912
Foreign currency translation adjustment	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	(1,813)	(1,813)
Balance at September 30, 2019	42,421,115	$42	$432,471	$(5,934)	$(329,036)	$97,543
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(15,199)	$(17,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	17,424	17,010
Revaluation of common stock warrant liability to estimated fair value	990	14
Depreciation and amortization	5,052	3,840
Loss on the write-off of fixed assets	—	160
Amortization of right-of-use assets	1,896	1,129
Revaluation of contingent consideration to estimated fair value	301	—
Changes in operating assets and liabilities:
Accounts receivable	(5,359)	(7,816)
Inventory	(3,608)	(1,327)
Prepaid and other assets	(681)	566
Operating leases liabilities, net	(1,096)	(1,436)
Accounts payable	3,831	1,003
Accrued compensation	1,501	1,038
Accrued and other liabilities	1,581	2,478
Deferred revenue - CMS advance payment	20,496	—
Change in deferred taxes	(879)	(1,154)
Net cash provided by (used in) operating activities	26,250	(1,686)
Investing activities:
Acquisition of business	—	(18,119)
Acquisition of intangible assets	(3,250)	(1,148)
Investment in equity securities	—	(1,000)
Additions of capital expenditures, net	(6,670)	(970)
Net cash used in investing activities	(9,920)	(21,237)
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	134,684	—
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	23,451	—
Proceeds from issuance of common stock under employee stock purchase plan	1,082	760
Taxes paid related to net share settlement of restricted stock units	(4,003)	(4,004)
Proceeds from exercise of warrants	343	105
Proceeds from exercise of stock options	3,764	3,245
Principal payments on debt and finance lease obligations	(136)	(128)
Contingent payments related to the acquisition of Conexio Genomics Pty Ltd.	—	(192)
Net cash provided by (used in) financing activities	159,185	(214)
Effect of exchange rate changes on cash and cash equivalents	64	(493)
Net increase (decrease) in cash, cash equivalents and restricted cash	175,579	(23,630)
Cash, cash equivalents, and restricted cash at beginning of period	38,479	64,808
Cash, cash equivalents, and restricted cash at end of period	$214,058	$41,178

	September 30, 2020	December 31, 2019
Cash, Cash Equivalents and Restricted Cash as of:
Cash and cash equivalents	$213,798	$38,223
Restricted cash	260	256
Total cash, cash equivalents and restricted cash at the end of period	$214,058	$38,479
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
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has received positive coverage decisions from Blue Cross Blue Shield (“BCBS”) of South Carolina, BCBS of Kansas City and Capital Health, and is reimbursed by other private payers on a case-by-case basis.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Cigna, Health Care Services Corporation, Humana, Kaiser Foundation Health Plan, Inc. and UnitedHealthcare.
In October 2020, AlloSure Heart received a final positive Medicare coverage decision which provides coverage when used in conjunction with AlloMap Heart, with an effective date of November 2020.
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
In September 2018, the Company initiated the Surveillance HeartCare™ Outcomes Registry (“SHORE”). SHORE is a prospective, multi-center, observational registry of patients receiving HeartCare for surveillance. HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure® Heart in one surveillance solution. In October 2020, AlloSure Heart received a final Medicare coverage decision. The Company has not yet made any applications to private payers for reimbursement coverage for AlloSure Heart.
In February 2019, AlloSure® Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. In June 2020, the Company submitted an AlloSure Lung application to the Palmetto MolDx Technical Assessment program seeking coverage and reimbursement for Medicare beneficiaries.
In September 2019, the Company announced the commencement of the Outcomes of KidneyCare on Renal Allografts (“OKRA”) study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox developing a multimodality surveillance solution. The Company has not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox.
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
In September 2020 we launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
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
In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, the Company experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020 the Company launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 150 transplant centers can offer RemoTraC to their patients and over 5,000 kidney, heart, and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and volumes continued to be at or above those levels from May 2020 through to the end of the third quarter of 2020. The Company’s product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark approval in May 2020.
The Company is maintaining its testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among employees. In areas where COVID-19 impacts healthcare operations, the Company’s field-based sales and clinical support teams are supporting providers through telephone and online platforms. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the updated executive orders, San Mateo County, where our laboratory and headquarters are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. In addition, the Company has created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in its offices for employees that do not work from home.

Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $349.0 million at September 30, 2020. As of September 30, 2020, the Company had cash and cash equivalents of $213.8 million.
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Changes in Presentation
The presentation of certain prior period amounts within the previously disclosed cost of revenue have been changed, including separate line items for presentation of cost of testing services, cost of product and cost of digital and other. These changes in presentation had no effect on the reported results of operations.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2020 and 2019, approximately 58% and 54%, respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2020 and 2019, approximately 56% and 39%, respectively, of total revenue was derived from Medicare. No other payers or customers represented more than 10% of total revenue for these periods.
As of September 30, 2020 and December 31, 2019, approximately 28% and 36%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable on either September 30, 2020 or December 31, 2019.
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
The Company’s leases have remaining terms of 0.25 years to 8.42 years, some of which include options to extend the lease term.
Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles – Goodwill and Other – Internal – Use Software (ASC Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 became effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption of ASU 2018-15 is permitted, including adoption in any interim period. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company’s condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASC Topic 326) (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new CECL standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. ASU 2016-13 has a greater impact on banks. However, nonbank entities that have financial instruments or other assets such as trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities are subject to the CECL model. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have an impact on the Company's condensed consolidated financial statements.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss used to compute basic and diluted net loss per share	$(2,818)	$(1,813)	$(15,199)	$(17,191)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	49,010,680	42,393,550	45,526,810	42,048,647
Net loss per share:
Basic and diluted	$(0.06)	$(0.04)	$(0.33)	$(0.41)
The following potentially dilutive securities have been excluded from diluted net loss per share as at September 30, 2020 and 2019 because their effect would be antidilutive:

	Three and Nine Months Ended September 30,
	2020	2019
Shares of common stock subject to outstanding options	3,082,273	2,668,388
Shares of common stock subject to outstanding common stock warrants	14,445	355,240
Restricted stock units	1,912,397	1,552,466
Total common stock equivalents	5,009,115	4,576,094

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
The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$197,187	$—	$—	$197,187
Liabilities
Common stock warrant liability	$—	$—	$532	$532

	December 31, 2019
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Money market funds	$29,177	$—	$—	$29,177
Liabilities
Common stock warrant liability	$—	$—	$6,607	$6,607
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability
Balance as of December 31, 2019	$6,607
Exercise of warrants	(7,065)
Change in estimated fair value	990
Balance as of September 30, 2020	$532
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At September 30, 2020 and December 31, 2019, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
Common Stock Warrant Liability Valuation Assumptions:

	September 30, 2020	December 31, 2019
Private Placement Common Stock Warrant Liability
Stock Price	$37.94	$21.57
Exercise Price	$1.12	$1.12
Remaining term (in years)	2.54	3.29
Volatility	73.00%	81.00%
Risk-free interest rate	0.15%	1.62%

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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and nine months ended September 30, 2020. The balance of the Company's goodwill as of September 30, 2020 was $23.9 million.
Intangible Assets
The following tables present details of the Company’s intangible assets as of September 30, 2020 ($ in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$31,209	$(8,323)	$(1,573)	$21,313	9.4
Customer relationships	18,168	(4,349)	(1,239)	12,580	11.1
Commercialization rights	8,079	(837)	—	7,242	8.9
Trademarks and tradenames	2,360	(755)	(160)	1,445	10.1
Total intangible assets with finite lives	$59,816	$(14,264)	$(2,972)	$42,580
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$61,066	$(14,264)	$(2,972)	$43,830
The following table presents details of the Company’s intangible assets as of December 31, 2019 ($ in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$29,106	$(6,473)	$(1,852)	$20,781	8.2
Customer relationships	18,168	(3,397)	(1,498)	13,273	10.1
Commercialization rights	8,079	(231)	—	7,848	9.7
Trademarks and tradenames	2,360	(618)	(206)	1,536	9.1
Total intangible assets with finite lives	$57,713	$(10,719)	$(3,556)	$43,438
Acquired in-process technology	2,103	—	—	2,103
Total intangible assets	$59,816	$(10,719)	$(3,556)	$45,541
Acquisition of intangible assets
In June 2020, the Company commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology can provide better sensitivity and data analysis compared to current solutions on the market.

AlloSeq HCT, previously included in Acquired in-process technology as of December 31, 2019, is included in Acquired and developed technology as of September 30, 2020.
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
Amortization of Intangible Assets
Amortization expense was $1.2 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, expenses of $0.3 million, $0.4 million, $0.1 million and $0.4 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively. For the three months ended September 30, 2019, expenses of $0.1 million, $0.3 million, $0.1 million and $0.3 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively. Amortization expense was $3.5 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, expenses of $1.0 million, $1.2 million, $0.2 million and $1.1 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively. For the nine months ended September 30, 2019, expenses of $0.1 million, $1.0 million, $0.1 million and $0.9 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2020 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Digital and Other	Sales and Marketing	Total
Remainder of 2020	$329	$439	$86	$372	$1,226
2021	1,316	1,710	345	1,300	4,671
2022	1,316	1,710	345	1,282	4,653
2023	1,316	1,710	345	1,282	4,653
2024	1,316	1,710	345	1,282	4,653
Thereafter	6,773	5,906	1,537	8,508	22,724
Total future amortization expense	$12,366	$13,185	$3,003	$14,026	$42,580

7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$1,550	$1,236
Work in progress	2,520	1,189
Raw materials	5,836	3,589
Total inventory	$9,906	$6,014

Accrued and other liabilities
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred revenue	$3,213	$3,686
Clinical studies	5,351	3,068
Deferred payments for intangible assets	2,042	2,098
Short-term lease liability	1,872	3,017
Test sample processing fees	368	835
Accrued royalty	996	547
Contingent consideration	1,730	810
Professional fees	1,502	766
Other accrued expenses	1,543	2,011
Total accrued and other liabilities	$18,617	$16,838
CMS Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020, the U.S. government enacted the CARES Act. Pursuant to the CARES Act, CMS expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS was authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, the Company received an advance payment from CMS of approximately $20.5 million and recorded the payment as Deferred revenue - CMS advance payment on the Company's condensed consolidated balance sheet.
The Company can repay the advance in full at any time or make repayments as per the following:
•Repayment will begin one year after the date the accelerated or advance payment was issued.
•During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of 25 percent of Medicare payments otherwise owed to the Company.
•During the succeeding six months, repayment will occur through an automatic recoupment of 50 percent of Medicare payments otherwise owed to the Company.
•If the Company is unable to pay the total amount of the accelerated or advance payment through recoupment within 29 months, the Company will receive a demand letter requiring repayment of any outstanding balance, subject to an interest rate of four percent.
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
As of September 30, 2020, the carrying value of the ROU asset was $15.8 million. The related current and non-current liabilities as of September 30, 2020 were $1.9 million and $16.5 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.

The following table summarizes the lease cost for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,120	$453	$3,353	$1,358
Finance lease cost	51	54	155	164
Total lease cost	$1,171	$507	$3,508	$1,522

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

Other information:
Weighted-average remaining lease term - Operating leases (in years)	7.45
Weighted-average remaining lease term - Finance leases (in years)	0.61
Weighted-average discount rate - Operating leases (%)	10.5%
Weighted-average discount rate - Finance leases (%)	6.0%
Rent expense under non-cancelable operating leases was $1.2 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense under non-cancelable operating leases was $3.6 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. Future minimum lease commitments under these operating and finance leases as of September 30, 2020 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
Remainder of 2020	$52	$857
2021	71	3,530
2022	—	3,967
2023	—	2,811
2024	—	2,909
Thereafter	—	13,267
Total future minimum lease payments	$123	$27,341
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

Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure; the Court has not yet ruled on Natera’s request. In addition, in response to the Company's patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against the Company on January 13, 2020, in the U.S. District Court for the District of Delaware alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
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
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2020 and as of December 31, 2019.
9. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the employee plan.  The Company incurred expenses related to contributions to the plan of $0.1 million for each of the three months ended September 30, 2020 and 2019, respectively. The Company incurred expenses related to contributions to the plan of $0.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.
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
In the three months ended September 30, 2020, warrants to purchase approximately 35,000 shares of common stock were exercised for cash proceeds of less than $0.1 million. In the nine months ended September 30, 2020, warrants to purchase approximately 307,000 shares of common stock were exercised for cash proceeds of $0.3 million. During the three months ended September 30, 2020, no warrants to purchase shares of common stock were exercised on a cashless basis. During the nine months ended September 30, 2020, a warrant to purchase approximately 34,000 shares of common stock was exercised on a cashless basis and approximately 24,000 shares were issued pursuant to the exercise.

In the three months ended September 30, 2019, there were no warrants exercised to purchase shares of common stock for cash proceeds. During the three months ended September 30, 2019, warrants to purchase approximately 111,400 shares of common stock were exercised on a cashless basis and approximately 9,000 shares were issued pursuant to the exercises. In the nine months ended September 30, 2019, warrants to purchase approximately 94,000 shares of common stock were exercised for cash proceeds of $0.1 million. During the nine months ended September 30, 2019, approximately 207,400 warrants were exercised on a cashless basis and approximately 49,000 shares were issued pursuant to the exercises.
As of September 30, 2020, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
April 2016	Liability	7 years	$1.12	14,445
				14,445

11. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2019	504,775	2,609,848	$16.47	1,516,285	$22.51
Additional options authorized	1,699,549	—	—	—	—
Common stock awards for services	(8,814)	—	—	—	—
RSUs granted	(1,108,504)	—	—	1,108,504	26.64
RSUs vested	—	—	—	(552,117)	22.07
Options granted	(1,034,939)	1,034,939	28.30	—	—
Options exercised	—	(406,406)	5.18	—	—
Repurchase of common stock under employee incentive plans	159,749	—	—	—	—
RSUs forfeited	160,275	—	—	(160,275)	25.17
Options forfeited	133,196	(133,196)	25.48	—	—
Options expired	22,912	(22,912)	16.97	—	—
Balance—September 30, 2020	528,199	3,082,273	$21.01	1,912,397	$16.37
The total intrinsic value of options exercised was $4.0 million and $8.0 million in the three and nine months ended September 30, 2020, respectively. The total intrinsic value of options exercised was $2.3 million and $14.3 million in the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020, the total intrinsic value of outstanding RSUs was approximately $72.4 million and there were $37.0 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.33 years.
Options outstanding that have vested and are expected to vest at September 30, 2020 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,137	$14.27	6.74	$26,916
Expected to vest	1,797	24.92	8.90	23,391
Total	2,934			$50,307
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2020 for stock options that were in-the-money.

The total fair value of options that vested during the three and nine month periods ended September 30, 2020 was $1.9 million and $7.4 million, respectively. As of September 30, 2020, there were approximately $27.1 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 3.02 years.
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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee stock options
Expected term (in years)	6.0	5.9	6.0	6.0
Expected volatility	77.24%	69.90%	76.12%	70.63%
Risk-free interest rate	0.36%	1.72%	0.69%	2.35%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	93.17%	70.80%	75.36%	73.40%
Risk-free interest rate	0.17%	2.10%	0.98%	2.28%
Expected dividend yield	—%	—%	—%	—%
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
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the three and nine months ended September 30, 2020 and 2019, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of testing services	$431	$294	$1,101	$1,423
Cost of product	97	77	289	192
Cost of digital and other	124	54	338	90
Research and development	1,224	954	3,490	3,227
Sales and marketing	1,623	1,125	4,175	2,796
General and administrative	3,249	3,460	8,031	9,282
Total	$6,748	$5,964	$17,424	$17,010
No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.  In addition, no amounts of stock-based compensation expense were capitalized for the periods presented.
12. INCOME TAXES
The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. For the three and nine months ended September 30, 2020, the Company recorded an income tax benefit of $0.2 million and $0.9 million, respectively, compared to $0.9 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. The income tax benefit of $0.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses and acquired deferred tax liabilities that generate a source of income for the recognition of deferred tax assets previously not recognized. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Testing services revenue
United States	$45,439	$28,126	$112,976	$75,011
Rest of World	90	100	288	410
	$45,529	$28,226	$113,264	$75,421
Product revenue
United States	$2,755	$1,606	$6,032	$5,606
Europe	1,950	1,963	5,448	5,812
Rest of World	678	631	1,889	1,808
	$5,383	$4,200	$13,369	$13,226
Digital and other revenue
United States	$2,409	$1,332	$6,745	$2,462
Europe	24	31	64	90
Rest of World	24	22	108	48
	$2,457	$1,385	$6,917	$2,600

Total United States	$50,603	$31,064	$125,753	$83,079
Total Europe	$1,974	$1,994	$5,512	$5,902
Total Rest of World	$792	$753	$2,285	$2,266

Total	$53,369	$33,811	$133,550	$91,247
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2020	December 31, 2019
Long-lived assets:
United States	$9,274	$3,346
Europe	376	509
Rest of World	494	575
Total	$10,144	$4,430

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
•the outcome or success of our clinical trial collaborations and registry studies, including Kidney Allograft Outcomes AlloSure Registry, or K-OAR, the Outcomes of KidneyCare™ on Renal Allografts registry study, or OKRA, and the Surveillance HeartCare Outcomes Registry, or SHORE;
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
You should not rely upon forward-looking statements as predictions of future events.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-

looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.
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
Highlights for the Three Months Ended September 30, 2020 and Recent Highlights
•Achieved total revenue of $53.4 million for the three months ended September 30, 2020, increasing 58% year-over-year
•Provided over 21,800 AlloSure Kidney and AlloMap Heart patient results
•Received final positive Medicare coverage decision for AlloSure Heart
•Announced publication of pivotal AlloSure Lung data
Testing Services
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
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation, or HCSC, Humana, Kaiser Foundation Health Plan, Inc., several Blue Cross Blue Shield, or BCBS, Plans and UnitedHealthcare.
We have also successfully completed several landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap Heart for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap Heart based on our Cardiac Allograft Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006), or CARGO, study, which was published in the American Journal of Transplantation. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap Heart surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses. AlloMap Heart is now recommended as part of the International Society for Heart and Lung Transplantation, or ISHLT, guidelines.
HeartCare
HeartCare includes the gene expression profiling technology of AlloMap Heart with the donor-derived cell-free DNA, or dd-cfDNA analysis of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from two complementary measures: (i) AlloMap Heart – a measure of immune activation, and (ii) AlloSure Heart – a measure of graft injury.

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
In October 2020, AlloSure Heart received a final Medicare coverage decision which provides coverage when used in conjunction with AlloMap Heart, with an effective date of November 2020.
Kidney
AlloSure Kidney, our transplant surveillance solution, which was commercially launched in October 2017, is our dd-cfDNA offering built on a Next Generation Sequencing, or NGS, platform. In transplantation, 109 papers from 55 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This single-nucleotide polymorphism, or SNPs, approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is $2,841. AlloSure Kidney has received positive coverage decisions from BCBS of South Carolina, BCBS of Kansas City and Capital Health, and is reimbursed by other private payers on a case-by-case basis.
Multiple studies have demonstrated that significant allograft injury can occur in the absence of changes in serum creatinine. Thus, clinicians have limited ability to detect injury early and intervene to prevent long term damage using this marker. While histologic analysis of the allograft biopsy specimen remains the standard method used to assess injury and differentiate rejection from other injury in kidney transplants, as an invasive test with complications, repetitive biopsies are not well tolerated. AlloSure provides a non-invasive test, assessing allograft injury that enables more frequent, quantitative and safer assessment of allograft rejection and injury status. Beyond allograft rejection, the assessment of molecular inflammation has shown further utility in the assessment of proteinuria, formation of De Novo donor specific antibodies, or DSAs, and as a surrogate predictive measure of estimated glomerular filtration rate, or eGFR, decline. Monitoring of graft injury through AlloSure allows clinicians to optimize allograft biopsies, identify allograft injury and guide immunosuppression management more accurately.
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, an increasing body of evidence supports the use of AlloSure dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve, or AUC, of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection has also been published in the AJT.
The prospective multicenter trial: the K-OAR study, is currently ongoing and has enrolled over 1,600 patients, with plans to survey patients with AlloSure for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients.
KidneyCare
KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox in one surveillance solution. We have not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox.
In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with K-OAR, 4,000 patients will be enrolled into the study.
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies, launched in April 2020, is the ALARM study, or AlloSure Lung Allograft Remote Monitoring, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC will be measured. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In June 2020, we submitted an application to the Palmetto MolDx Technology Assessment program seeking coverage and reimbursement for AlloSure Lung.
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
QTYPE enables Human Leukocyte Antigen, or HLA, typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time polymerase chain reaction, or PCR, methodology. Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology. Olerup SBT is a complete product range for sequence-based typing of HLA alleles.
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
In September 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark approval on January 10, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
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
In September 2020 we launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
COVID-19 Impact

In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020 we launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 150 transplant centers can offer RemoTraC to their patients and over 5,000 kidney, heart, and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and volumes continued to be at or above those levels from May 2020 through to the end of the third quarter of 2020. The Company’s product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark approval in May 2020.
We are maintaining our testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among our employees. In areas where COVID-19 impacts healthcare operations, our field-based sales and clinical support teams are supporting providers through telephone and online platforms. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the updated executive orders, San Mateo County, where our laboratory and headquarters are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. In addition, we have created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in our offices for employees that do not work from home.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney and AlloMap Heart tests, which represented 85% of our total revenues for each of the three and nine months ended September 30, 2020, and 83% of our total revenues for each of the three and nine months ended September 30, 2019. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
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
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP, QTYPE and TruSight products. Product revenue represented 10% of total revenue for each of the three and nine months ended September 30, 2020, and 12% and 14% of total revenue for the three and nine months ended September 30, 2019, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Digital and Other Revenue
Our digital and other revenue is mainly derived from sales of our Ottr software and XynQAPI licenses and services and other licensing agreements. Digital and other revenue represented 5% of total revenue for each of the three and nine months ended September 30, 2020, and 4% and 3% of total revenue for the three and nine months ended September 30, 2019, respectively.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019, except that there is no derivative liability outstanding as of December 31, 2019 and September 30, 2020 and the determination of the estimated present value of lease payments using our incremental borrowing rate as discussed in Note 2, Summary of Significant Accounting Policies, in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
(In thousands)

	Three Months Ended September 30,
	2020	2019	Change
Revenue:
Testing services revenue	$45,529	$28,226	$17,303
Product revenue	5,383	4,200	1,183
Digital and other revenue	2,457	1,385	1,072
Total revenue	53,369	33,811	19,558
Operating expenses:
Cost of testing services	11,900	7,421	4,479
Cost of product	3,705	2,986	719
Cost of digital and other	1,210	1,087	123
Research and development	12,474	8,521	3,953
Sales and marketing	13,870	11,058	2,812
General and administrative	13,117	9,485	3,632
Total operating expenses	56,276	40,558	15,718
Loss from operations	(2,907)	(6,747)	3,840
Other income (expense):
Interest income, net	29	37	(8)
Change in estimated fair value of common stock warrant liability	79	4,346	(4,267)
Other expense, net	(254)	(398)	144
Total other (expense) income	(146)	3,985	(4,131)
Loss before income taxes	(3,053)	(2,762)	(291)
Income tax benefit	235	949	(714)
Net loss	$(2,818)	$(1,813)	$(1,005)

Testing Services Revenue
Testing services revenue increased by $17.3 million, or 61%, for the three months ended September 30, 2020 as compared to the same period in 2019. This increase is primarily due to an increase of more than 8,500 AlloSure Kidney and AlloMap Heart patient results provided in the three months ended September 30, 2020, compared to the same period in 2019.
Product Revenue
Product revenue increased by $1.2 million, or 28%, for the three months ended September 30, 2020, compared to the same period in 2019. The increase is primarily due to an increase in sales of NGS HLA typing products due to existing customers switching from legacy SSP HLA typing to NGS HLA typing, and new customers adopting NGS HLA typing technology.
Digital and Other Revenue
Digital and other revenue increased by $1.1 million, or 77% for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to new Ottr software implementations and the acquisition of XynManagement in August 2019.
Cost of Testing Services
Cost of testing services increased by $4.5 million, or 60%, for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in testing volume, the cost of providing RemoTraC and increased utilization of mobile phlebotomy.
Cost of Product

Cost of product increased by $0.7 million, or 24%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase is primarily due to the increase in product sales.
Cost of Digital and Other
Cost of digital and other increased by $0.1 million, or 11%, for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to increased cost from the acquisition of XynManagement in August 2019.
Research and Development
Research and development expenses increased by $4.0 million, or 46%, for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $1.3 million, an increase of $1.2 million in clinical studies, a $0.8 million increase in consumable expenditures, a $0.4 million increase in license and collaboration fees and an increase in stock-based compensation expense of $0.2 million.
Sales and Marketing
Sales and marketing expenses increased by $2.8 million, or 25%, for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $1.8 million, advertising costs of $0.8 million, consulting fees of $0.5 million, stock-based compensation of $0.5 million and sponsorships of $0.2 million. These increases were offset by a decrease of $1.1 million in lower travel costs due to COVID-19.
General and Administrative
General and administrative expenses increased by $3.6 million, or 38%, for the three months ended September 30, 2020 compared to the same period in 2019. This increase was primarily due to legal fees of $1.8 million related to litigation, an increase of $1.2 million in personnel-related costs and an increase of $0.4 million in consulting fees.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from income of $4.3 million for the three months ended September 30, 2019 to income of $0.1 million for the three months ended September 30, 2020, resulting in a net change of $4.3 million, or 98%.
The $0.1 million income in the three months ended September 30, 2020 reflects a remeasurement gain of $1.2 million for the change in the fair value of our common stock warrant liability and a remeasurement charge of $1.1 million for warrants exercised during the period. In the three months ended September 30, 2020, warrants to purchase approximately 35,000 shares of common stock with an average exercise price of $1.12 per share were exercised.
The $4.3 million income in the three months ended September 30, 2019 consisted of a fair market value adjustment for outstanding warrants. This remeasurement gain reflects the decrease in the price of shares of our common stock, and the reduction of the remaining expected term of outstanding warrants during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
Revenue:
Testing services revenue	$113,264	$75,421	$37,843
Product revenue	13,369	13,226	143
Digital and other revenue	6,917	2,600	4,317
Total revenue	133,550	91,247	42,303
Operating expenses:
Cost of testing services	30,631	21,928	8,703
Cost of product	9,635	9,161	474
Cost of digital and other	3,966	1,650	2,316
Research and development	35,616	21,765	13,851
Sales and marketing	37,727	28,627	9,100
General and administrative	35,436	27,103	8,333
Total operating expenses	153,011	110,234	42,777
Loss from operations	(19,461)	(18,987)	(474)
Other income (expense):
Interest income, net	146	679	(533)
Change in estimated fair value of common stock warrant liability	(990)	(14)	(976)
CARES Act Provider Relief Fund	4,813	—	4,813
Other expense, net	(572)	(644)	72
Total other income (expense)	3,397	21	3,376
Loss before income taxes	(16,064)	(18,966)	2,902
Income tax benefit	865	1,775	(910)
Net loss	$(15,199)	$(17,191)	$1,992

Testing Services Revenue
Testing services revenue increased by $37.8 million, or 50%, for the nine months ended September 30, 2020 as compared to the same period in 2019. This increase is primarily due to an increase of more than 18,700 AlloSure Kidney and AlloMap Heart patient results provided in the nine months ended September 30, 2020, compared to the same period in 2019.
Product Revenue
Product revenue increased by $0.1 million, or 1% for the nine months ended September 30, 2020, compared to the same period in 2019. Our product business was impacted by a reduction in forecasted sales volume throughout the second and third quarters of 2020 due to COVID-19, as there were delays in onsite discussions and demonstrations of recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark approval in May 2020.
Digital and Other Revenue
Digital and other revenue increased by $4.3 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to new Ottr software implementations and our acquisitions of OttrCare in May 2019 and XynManagement in August 2019.
Cost of Testing Services
Cost of testing services increased by $8.7 million, or 40%, for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in testing volume, the cost of providing RemoTraC and increased utilization of mobile phlebotomy.
Cost of Product

Cost of product increased by $0.5 million, or 5%, for the nine months ended September 30, 2020 compared to the same period in 2019. The increase is primarily due to increased sales, amortization of intangibles and freight costs.
Cost of Digital and Other
Cost of digital and other increased by $2.3 million, or 140%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the acquisitions of OttrCare in May 2019 and XynManagement in August 2019.
Research and Development
Research and development expenses increased by $13.9 million, or 64%, for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $6.4 million, an increase of $3.6 million in clinical studies, a $1.9 million increase in consulting fees, a $0.9 million increase in consumable expenditures, a $0.8 million increase in license and collaboration fees and stock-based compensation expense of $0.3 million.
Sales and Marketing
Sales and marketing expenses increased by $9.1 million, or 32%, for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in personnel-related costs of $6.3 million, advertising costs of $1.5 million, and stock-based compensation expense of $1.4 million.
General and Administrative
General and administrative expenses increased by $8.3 million, or 31%, for the nine months ended September 30, 2020, compared to the same period in 2019. This increase was primarily due to legal fees of $3.4 million related to litigation and general legal expenses, an increase of $3.0 million in personnel-related costs, an increase of $2.1 million of consulting fees, $0.4 million of software expense, $0.2 million of dues and subscriptions and a mark to market adjustment of the contingent consideration of $0.3 million. These increases were partially offset by lower stock-based compensation expense of $1.3 million.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from an expense of less than $0.1 million for the nine months ended September 30, 2019 to an expense of $1.0 million for the nine months ended September 30, 2020, resulting in a net change of $1.0 million.
The $1.0 million expense in the nine months ended September 30, 2020 reflects a remeasurement gain of $6.1 million for the change in the fair value of our common stock warrant liability and a remeasurement charge of $7.1 million for warrants exercised during the period. In the nine months ended September 30, 2020, warrants to purchase approximately 307,000 shares of common stock with an average exercise price of $1.12 per share were exercised.
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
CARES Act Provider Relief Fund
The CARES Act Provider Relief Fund increased by $4.8 million, or 100%, for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the CARES Act payment we received in April 2020.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,250	$(1,686)
Investing activities	(9,920)	(21,237)
Financing activities	159,185	(214)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	(493)
Net increase (decrease) in cash, cash equivalents and restricted cash	$175,579	$(23,630)

Operating Activities
Net cash provided by (used in) operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statement of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the nine months ended September 30, 2020 was $26.3 million. Our net loss of $15.2 million included $4.8 million of cash provided by the CARES Act Provider Relief Fund, and our net loss was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included $17.4 million in stock-based compensation expense, a $1.0 million loss on the revaluation of common stock warrant liability to estimated fair value and $5.1 million of depreciation and amortization expense. Net operating assets decreased by $4.7 million, offset by an increase in Deferred revenue - CMS advance payment of $20.5 million.
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
Investing Activities
For the nine months ended September 30, 2020, net cash used in investing activities of $9.9 million consisted of $6.7 million related to additions of capital expenditures, net, $2.0 million related to payments for the license and commercialization agreement with Cibiltech and $1.3 million related to payments for acquired intangibles.
For the nine months ended September 30, 2019, net cash used in investing activities was $21.2 million and consisted of $18.1 million related to the acquisitions of Ottr and XynManagement, $1.1 million related to the acquisition of intangible assets, $1.0 million related to investment in equity securities, and investments of $1.0 million related to additions of capital expenditures.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 of $159.2 million was primarily related to $134.7 million of proceeds from the issuance of common shares in a public equity offering, net of issuance costs, $23.5 million of proceeds from the issuance of common shares in an “at-the-market” equity offering, net of issuance costs, proceeds from issuances of common stock under our employee stock purchase plan of $1.1 million, proceeds from exercises of warrants of $0.3 million and proceeds from exercises of stock options of $3.8 million. These proceeds were partially offset by taxes paid related to net share settlements of restricted stock units of $4.0 million.
For the nine months ended September 30, 2019, net cash used in financing activities of $0.2 million was primarily related to taxes paid related to net share settlement of restricted stock units of $4.0 million, partially offset by proceeds from exercise of stock options of $3.2 million and proceeds from the issuance of common stock pursuant to our employee stock purchase plan of $0.8 million.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $349.0 million at September 30, 2020. As of September 30, 2020, we had cash and cash equivalents of $213.8 million and no debt outstanding.
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
Since March 31, 2020, and in response to the outbreak of the COVID-19 pandemic, we have increased our cash and cash equivalents by undertaking the following:
CMS Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020, the U.S. government enacted the CARES Act. Pursuant to the CARES Act, the Centers for Medicare & Medicaid Services, or CMS, expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS was authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, we received an advance payment from CMS of approximately $20.5 million and recorded the payment as Deferred revenue - CMS advance payment on our condensed consolidated balance sheet.

We can repay the advance in full at any time or make repayments as per the following terms:
•Repayment will begin one year after the date the accelerated or advance payment was issued.
•During the first eleven months after repayment begins, repayment will occur through an automatic recoupment of 25 percent of Medicare payments otherwise owed to us.
•During the succeeding six months, repayment will occur through an automatic recoupment of 50 percent of Medicare payments otherwise owed to us.
•If we are unable to pay the total amount of the accelerated or advance payment through recoupment within 29 months, we will receive a demand letter requiring repayment of any outstanding balance, subject to an interest rate of four percent.
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

Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as the International Society of Heart and Lung, Transplantation included AlloMap in guidelines, payers adopted coverage policies and many payers no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has, and is expected to continue to vary by payer. Revenue growth depends on our ability to maintain Medicare and third party payer reimbursement, and to expand utilization by healthcare providers.
The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. The CARES Act freezes current (2020) CMS CLFS rates through 2021. Further, the CARES Act delays the reporting cycle under PAMA to January 1 and March 31, 2022 although the data collection period remains January 1 through June 30, 2019. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, HCSC, Humana, Kaiser Foundation Health Plan, Inc., several BCBS plans and UnitedHealthcare.
Reimbursement for AlloSure Kidney
On September 26, 2017 we received notice that the Molecular Diagnostics Services Program, or MolDX, developed by Palmetto GBA had set AlloSure Kidney reimbursement at $2,841. Effective October 9, 2017, AlloSure Kidney was made available for commercial testing with Medicare coverage and reimbursement. We believe the use of AlloSure Kidney, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, we believe AlloSure Kidney can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.
Reimbursement for AlloSure Heart
On October 1, 2019, the MolDX Program released the draft Local Coverage Determination for AlloSure Cell-Free DNA Testing which added heart indication to the existing kidney indication for AlloSure coverage. In October 2020, AlloSure Heart received a final Medicare coverage decision from Palmetto GBA (MolDx), effective November 2020. AlloSure Heart will be covered for Medicare beneficiaries when it is used in conjunction with AlloMap Heart.
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
In September 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark approval on January 20, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
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
Contractual Obligations
As of September 30, 2020, there have not been any other material changes, outside of the ordinary course of business in our outstanding contractual obligations from our significant contractual obligations as of December 31, 2019, as disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the instructions thereto.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash and cash equivalents of $213.8 million and $38.2 million at September 30, 2020 and December 31, 2019, respectively, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 50 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $0.8 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden, Austria, Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2020, would have negatively impacted our financial results for the nine months ended September 30, 2020 by less than $0.1 million and our product revenue by $0.7 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations” is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, or the Form 10-K, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, other than those listed below.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
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
In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us in the U.S. would be required to be certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. We would also be required to secure and maintain state licenses required by several states, including California, Florida, Maryland, New York, Rhode Island and Pennsylvania, which can take a significant amount of time and result in delays in our ability to begin operations at that facility. If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloSure Kidney, AlloMap Heart or future solutions following validation and other required procedures. We cannot be certain that we would be able to find another CLIA-certified facility willing or able to adopt AlloSure Kidney, AlloMap Heart or future solutions or able to comply with the required quality and regulatory standards, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.
In mid-March 2020, in response to the COVID-19 pandemic, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California, where our laboratory is located, to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary and other permitted activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of essential critical infrastructure sectors and additional sectors as the State Public Health Officer may designate as critical to protect health and well-being of all Californians. In May 2020, the Governor of California issued an executive order that informed local health jurisdictions and industry sectors that they may gradually reopen under new modifications and guidance provided by the state of California. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the updated executive orders, San Mateo County, where our laboratory and headquarters are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our laboratory are deemed non-essential, or if sufficient numbers of our laboratory staff are infected with COVID-19 and are unable to perform their roles, we may not be able to perform our tests for the duration of any shelter-in-place order or while we have insufficient numbers of laboratory staff, either of which could negatively impact our business, operating results and financial condition.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2019, our closing stock price ranged from $19.24 to $40.08 per share, and during the nine months ended September 30, 2020, our closing stock price ranged from $13.94 to $37.94 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended September 30, 2020:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
July 1, 2020 - July 31, 2020	1,309	(1)	$6.19
August 1, 2020 - August 31, 2020	11,429	(1)	7.10
September 1, 2020 - September 30, 2020	3,408	(1)	6.66
Total	16,146		—
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

CAREDX, INC.
(Registrant)

Date: October 29, 2020	By:	/s/ PETER MAAG
Peter Maag
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL BELL
Michael Bell
Chief Financial Officer
(Principal Accounting and Financial Officer)