Form 10-K
period 2020-12-31
CareDx, Inc.
filed 2021-02-24
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date was approximately $1.7 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s Common Stock outstanding as of February 22, 2021 was 51,822,662.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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
•our ability to take advantage of opportunities under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and the potential impact of the CARES Act on our business, results of operations, financial condition or liquidity.
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
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

PART I
ITEM 1. BUSINESS
Company Overview
CareDx, Inc., or “CareDx” or the “Company” or “we” or “us” and “our”, together with our subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and digital solutions along the pre- and post-transplant patient journey, and are a leading provider of genomics-based information for transplant patients. Our headquarters are in South San Francisco, California. Our primary operations are in Brisbane, California; Omaha, Nebraska; Fremantle, Australia and Stockholm, Sweden.
Our commercially available testing services consist of AlloSure® Kidney, which is a donor-derived cell-free DNA, or dd-cfDNA solution for kidney transplant patients, AlloMap® Heart, which is a gene expression solution for heart transplant patients, and AlloSure® Heart, which is a dd-cfDNA test that can identify underlying cell injury leading to organ rejection. We have initiated several clinical studies to generate data on our existing and planned future testing services. In April 2020, we announced our first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. We also offer high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management, or Ottr, Inc. and XynManagement, Inc., or XynManagement. During the year 2020, we performed more than 79,000 commercial AlloSure Kidney, AlloMap Heart and AlloSure Heart tests from our Brisbane, California, laboratory. According to the U.S. Department of Health and Human Services’ Organ Procurement and Transplantation Network, there are approximately 346 and 216 centers performing kidney and heart transplants, respectively, in the United States.
Testing Services
We develop and provide a diagnostic surveillance testing service for kidney and heart transplant recipients.
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our dd-cfDNA offering built on a Next Generation Sequencing, or NGS, platform. In transplantation, 109 papers from 55 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This single-nucleotide polymorphism, or SNPs, approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has received positive coverage decisions from Blue Cross Blue Shield, or BCBS of South Carolina, BCBS of Kansas City and Capital Health, and is reimbursed by other private payers on a case-by-case basis.
Multiple studies have demonstrated that significant allograft injury can occur in the absence of changes in serum creatinine. Thus, clinicians have limited ability to detect injury early and intervene to prevent long term damage using this marker. While histologic analysis of the allograft biopsy specimen remains the standard method used to assess injury and differentiate rejection from other injury in kidney transplants, as an invasive test with complications, repetitive biopsies are not well tolerated. AlloSure Kidney provides a non-invasive test, assessing allograft injury that enables more frequent, quantitative and safer assessment of allograft rejection and injury status. Beyond allograft rejection, the assessment of molecular inflammation has shown further utility in the assessment of proteinuria, the formation of De Novo donor specific antibodies, or DSAs, and as a surrogate predictive measure of estimated glomerular filtration rate, or eGFR, decline. Monitoring of graft injury through AlloSure Kidney allows clinicians to optimize allograft biopsies, identify allograft injury and guide immunosuppression management more accurately.
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016, before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supports the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al, the lead authors on the cfDNA and Active Rejection in Kidney Allografts paper, evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve, or AUC, of 50%, showing no significant difference between patients with and without rejection.

Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection has also been published in the American Journal of Transplant, or the AJT.
The prospective multicenter trial, the Kidney Allograft Outcomes AlloSure Kidney Registry study, or K-OAR, has enrolled over 1,700 patients, with plans to survey patients with AlloSure Kidney for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients.
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
Heart
AlloMap Heart is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap Heart solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap Heart, secure positive reimbursement decisions from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance.
We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant, can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and may help to determine the appropriate dosage levels of immunosuppressants. In 2008, AlloMap Heart received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for marketing and sale as a test to aid in the identification of heart transplant recipients, who have a low probability of moderate/severe acute cellular rejection at the time of testing, in conjunction with standard clinical assessment. The 510(k) clearance from the FDA is also for an In Vitro Diagnostic Multivariate Index Assay, or IVDMIA. AlloMap Heart Score Variability, or AMV, is an additional service we offer providing complementary information to help personalize long-term care of heart transplant recipients. It is available only upon request by clinicians. A patient’s AMV is based on the variability of a patient’s AlloMap Heart scores over time and may be used as a risk stratification tool in estimating the probability that one or more of the clinical events in heart transplant recipients may occur in the future. AMV may be computed from four AlloMap Heart test results within a 24-month period. In addition, the clinical utility of AlloMap Heart is supported by numerous clinical trials that we have sponsored, the results of which have been published in leading peer-reviewed medical journals
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Cigna, Health Care Services Corporation, or HCSC, Humana, Kaiser Foundation Health Plan, Inc., or Kaiser, several BCBS plans and UnitedHealthcare.
In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
We have also successfully completed several landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap Heart for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap Heart based on our Cardiac Allograft Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006), or CARGO, study, which was published in the AJT. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap Heart surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies.
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
Clinical validation data from the Donor-Derived Cell-Free DNA-Outcomes AlloMap Registry (NCT02178943), or D-OAR, was published in AJT in 2019. D-OAR was an observational, prospective, multicenter study to characterize the AlloSure Heart dd-cfDNA in a routine, clinical surveillance setting with heart transplant recipients. The D-OAR study was designed to validate that plasma levels of AlloSure Heart dd-cfDNA can discriminate acute rejection from no rejection, as determined by endomyocardial biopsy criteria.
HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, Acute Cellular Rejection, or ACR, and Antibody Mediated Rejection, or AMR. In September 2018, we initiated the Surveillance HeartCare™ Outcomes Registry, or SHORE study. SHORE is a prospective, multi-center, observational, registry of patients receiving HeartCare for surveillance. Patients enrolled in SHORE will be followed for 5 years with collection of clinical data and assessment of 5-year outcomes.
Lung
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
On May 4, 2018, we entered into a license agreement with Illumina, Inc., or Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS products and technologies for use in transplantation diagnostic testing, or the Illumina Agreement.
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
In September 2019, we commercially launched AlloSeq cfDNA during the European Society for Organ Transplantation, or ESOT, Congress. AlloSeq cfDNA is our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark authorization on January 10, 2020. AlloSeq cfDNA is now commercially available for transplant patients outside of the U.S. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.

Also in September 2019, we commercially launched AlloSeq Tx during the American Society for Histocompatibility and Immunogenetics, or ASHI, and Banff Foundation for Allograft Pathology’s Joint meeting in Pittsburgh, PA. AlloSeq Tx is the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than current solutions and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx has simple NGS workflow, with a single tube for processing and steps to reduce errors. AlloSeq Tx 17 received CE mark authorization on May 15, 2020.
In June 2020, we commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market.
Digital and Other
In 2019, we began providing digital solutions to transplant centers following the acquisition of Ottr Complete Transplant Management, or Ottr, Inc., and the acquisition of XynManagement, Inc., or XynManagement.
On May 7, 2019, we acquired 100% of the outstanding common stock of Ottr, Inc. Ottr, Inc. was formed in 1993 and is a leading provider of transplant patient tracking software, or the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with electronic medical records, or EMR, systems, including Cerner Corporation, or Cerner, and Epic Systems Corporation, or Epic, providing patient surveillance management tools and outcomes data to transplant centers.
On August 26, 2019, we acquired 100% of the outstanding common stock of XynManagement. XynManagement provides two unique solutions, XynQAPI software, or XynQAPI, and XynCare. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients, or SRTR, reporting. XynCare includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility. Refer to Note 6 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail regarding these acquisitions.
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
In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020, we launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 150 transplant centers can offer RemoTraC to their patients and over 6,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, our testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and through December 31, 2020, volumes continued to be at or above those levels since May 2020.
In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, our testing services did not experience a decrease in testing services volumes. Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business maintained normal sales volumes during the fourth quarter of 2020.

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
For a further timeline of our history, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
Our software solutions are currently used in over 90 transplant centers in the U.S.
As of December 31, 2020, substantially all of our revenues came from the United States and Europe, and substantially all of our assets and operations were located in the United States, Sweden and Australia.
We are organized and operate as a single reportable segment. Refer to Note 16 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Limitations of Existing Approaches for Surveillance of Transplant Recipients
The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers. The estimated U.S. average 2020 charges for a heart transplant are $1.66 million and for a kidney transplant are $0.44 million for the period 30 days before the transplant and 180 days after the transplant. The lifetime cost for transplant recipients varies significantly depending on each individual patient's circumstances. Unsuccessful treatment of rejection can result in an additional transplant. In the case of a kidney transplant, the median annual Medicare cost of care for a recipient whose kidney fails and is on dialysis is 500% more than the median annual cost of care for a recipient with a functioning transplant.
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
Clinical Studies for our Testing Services
Kidney
In March 2017, the Journal of the American Society of Nephrology published the article Cell-Free DNA and Active Rejection in Kidney Allografts. The article reports that increased levels of dd-cfDNA detected using AlloSure Kidney are associated with active rejection of the kidney allograft. The Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, study evidence suggests that AlloSure Kidney, a non-invasive blood test, may enable more frequent, quantitative, and safer assessment of allograft rejection and injury. As part of a surveillance strategy, AlloSure Kidney could help identify patients with new or ongoing organ injury. In the DART study, to investigate the use of AlloSure Kidney as a surveillance tool, the investigators prospectively collected blood specimens from renal transplant patients at scheduled intervals and at the time of clinically indicated biopsies. Key findings of the study were as follows:
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
Publications based on the analyses of the accumulated DART database results were used as a guide to design K-OAR. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,700 renal transplant recipients who will receive AlloSure Kidney as part of long-term surveillance. The clinical outcomes of these patients will be entered into a registry database as the patients will be surveilled for three years.
The study cohort will include a minimum of 300 patients from centers that use renal surveillance biopsies showing the value of AlloSure Kidney in subclinical rejection. The remaining patients will be from centers that do not perform protocol surveillance biopsies, but for cause biopsies, which is the more common practice. Outcomes in these cohorts will be compared, showing the performance of AlloSure Kidney in all variations of clinical practice. A prospective propensity matched control cohort of 1,000 patients will be retrospectively analyzed from the subset of centers showing the value of AlloSure Kidney compared to its non-use.
The primary safety endpoint of this study is the amount of kidney tissue scarring and atrophy at one-year post-transplant, quantified by biopsy-based histopathology grade(s). The primary efficacy endpoint is the change in eGFR with the number of renal allograft biopsies performed during the first year being a secondary outcome. Other endpoints include patient survival, graft survival, change and serum creatinine, evaluated at years 1, 2 and 3 post-transplantation.
In January 2018, we initiated the “K-OAR” study to develop additional data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,700 renal transplant patients who will receive AlloSure Kidney long-term surveillance.
In September 2019, we announced the commencement of the “OKRA” study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox developing a multimodality surveillance solution. We have not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox. Enrollment for OKRA was negatively affected by the COVID-19 restrictions during the year 2020 and the study has been delayed by six months; however, the collection of samples is currently at normal levels as a result of the introduction of RemoTraC.
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

Products
Our suite of AlloSeq products are commercial “NGS”-based kitted solutions that we have developed as a result of the Illumina Agreement. These products include: AlloSeq™ Tx, a high-resolution “HLA” typing solution, AlloSeq™ cfDNA, a surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq™ HCT, a solution for chimerism testing for stem cell transplant recipients.
Our other HLA typing products include: TruSight HLA, a NGS-based high resolution typing solution; Olerup SSP, based on the “SSP” technology; and QTYPE, which uses real-time “PCR” methodology, to perform HLA typing at a low to intermediate resolution for samples that require a fast turnaround time.
QTYPE was commercially launched at the end of September 2016. QTYPE enables HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time PCR methodology. QTYPE primarily focuses on low to intermediate resolution typing where high-resolution typing is not a requirement but even more rapid typing results are required, such as for deceased donor typing. When transplanting organs from deceased donors it is of great importance to be able to expediently carry out HLA typing to find an appropriate recipient. Typing with QTYPE requires approximately one hour compared to the up to 2-3 hours that it takes to do traditional SSP typing and the 5-7 hours that it takes with sequence-specific oligonucleotides, or SSO. QTYPE comes with custom software, SCORE6.
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
TruSight HLA is high-resolution solution that uses NGS methodology. TruSight HLA is a NGS-based high-resolution typing solution that provides NGS-level resolution to HLA typing. We licensed the exclusive world-wide distribution rights to this product from Illumina in May 2018. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines. These products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. Our AlloSeq products are designed to run on Illumina’s NGS instrumentation.
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
One area of focus for research and development activities has been to integrate acquired technology from the acquisitions of Ottr, Inc. and XynManagement and our Cibiltech Agreement. Integration of such technology with our current service offerings aligns a rich data set with augmented intelligence tools to better assess risk and help physicians better manage their daily patient care.
Research and development expenses of $48.9 million, $30.7 million and $14.5 million were incurred during the years ended December 31, 2020, 2019 and 2018, respectively.
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
•increasing understanding of biological processes of transplant rejection through analysis of genes/metagenes of archived clinical trials, OAR registry, SHORE registry and commercial laboratory testing to further improve clinical utility of AlloMap Heart and AlloSure Heart;

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
Accordingly, we offer HeartCare. HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from the two complementary measures: (i) AlloMap Heart – a measure of immune activation, and (ii) AlloSure Heart – measures graft injury. HeartCare provides complementary information about distinct biological processes, such as immune quiescence, active injury, ACR and AMR in heart transplant recipients.
We have established our proprietary strategy for quantification of donor specific dd-cfDNA and published a validation study of AlloSure Heart in 2019. We now offer AlloSure Heart as a laboratory developed test as part of our SHORE study of dd-cfDNA in association with gene-expression profiling (AlloMap Heart) in heart transplant recipients.
HistoMap
We have established a strategic research partnership with NanoString Technologies, Inc., or NanoString, to develop HistoMap, a gene expression profiling, or GEP, solution to identify allograft rejection in transplant biopsy tissue. NanoString is a leading provider of life science tools for translational research and molecular diagnostic products. The partnership will combine our clinical expertise and extensive transplant registries with NanoString’s technological capabilities and development expertise to provide solutions that bring precision medicine to histopathology. We will utilize NanoString’s nCounter® technology in conjunction with the newly introduced Human Organ Transplant panel, a 770-gene panel designed to evaluate the human immune response in biopsy tissue from a transplanted organ. In May 2020, we established a partnership with Veracyte, Inc., pursuant to which we have certain exclusive worldwide field rights to develop and commercialize products, such as HistoMap using the nCounter technology.
Product Advancement and Development
Our ongoing research and development for products is divided between kitted products for pre-transplant and post-transplant. In the last decade of next generation, the ubiquity of sequencing has unveiled significant additional sequence diversity in the HLA region on chromosome 6 of the human genome. While the clinical impact of some of the sequence diversity is unclear, many newly identified HLA alleles need to be integrated into ongoing updates of the QTYPE and AlloSeq Tx kits. We have been updating, and intend to continue to update, our HLA typing kits with newly identified alleles. QTYPE and AlloSeq Tx use technology platforms that can readily accommodate this increase in HLA allele assays.
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
We expanded our market-leading portfolio of NGS transplantation offerings with the global launch of AlloSeq cfDNA and AlloSeq HCT. These post-transplant surveillance products enable access to our dd-cfDNA technology to laboratories and patients outside the United States. We also introduced AlloSeq Tx at the 2019 ASHI Annual Meeting and continue to improve the product.
Finally, our research and development staff are collaborating to advance the synergies of products across the pre- and post-transplant continuum.
Digital Solutions Business Development
We acquired Ottr, Inc. and XynManagement in 2019. These acquisitions have strengthened our growing portfolio of transplant software solutions such as Ottr and XynQAPI. We are committed to continue upgrading these software programs and further integrating them into our current testing service offerings.
We plan to develop, deploy and promote a rational set of analytical tools that provide clinical utility with respect to patient health. Our vision is to add smart analytics and machine learning to artificial intelligence in transplant, which we call AiTraC. Going forward, we will strive to bring our multi-modality testing solutions and machine learning algorithms to the transplant clinic under our AiTraC umbrella. AiTraC will utilize the large clinical data that are collected through our registry studies to provide caregivers with point of care decision-making support tools that allow them to stratify the patient population.

We are actively working on partnerships in order to help our in house software resources continue to execute on a vision of including smart analytics in the user experience.
Reimbursement
We have been successful in achieving reimbursement for our testing services. Reimbursement for AlloSure Kidney comes primarily from Medicare. Reimbursement for AlloMap Heart comes primarily from Medicare and private third party payers such as insurance companies and managed care organizations.
Medicare
We are reimbursed by Medicare for AlloSure Kidney, AlloMap Heart and AlloSure Heart tests performed on patients covered by Medicare. Tests performed on patients covered by Medicare represented 48%, 49% and 46% of all tests in 2020, 2019 and 2018, respectively. Approximately 67%, 66% and 62% of all testing services revenue was derived from Medicare for the years ended December 31, 2020, 2019 and 2018, respectively.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has received positive coverage decisions from BCBS of South Carolina, BCBS of Kansas City and Capital Health, and is reimbursed by other private payers including Kaiser on a contract or case-by-case basis.
Following the assignment of a Category 1 Current Procedural Terminology, or CPT code, for AlloMap Heart in September 2015, CMS issued a proposed Clinical Laboratory Fee Schedule, or CLFS, Preliminary Determinations for calendar year 2016. In October 2016, CMS reversed its preliminary gapfill determination for the 2017 CLFS and restored the final pricing determinations for AlloMap Heart in the 2017 CLFS to $2,821. The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. The CARES Act freezes current (2020) CMS CLFS rates through 2021. Further, the CARES Act delays the reporting cycle under PAMA to January 1 and March 31, 2025, and the preceding data collection period will become January 1 through June 30, 2024.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Cigna, HCSC, Humana, Kaiser and UnitedHealthcare.
In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
Private Payers and Medicaid Payers
Due to End Stage Renal Disease, or ESRD, regulations by Medicare, most ESRD patients are covered by Medicare and Medicare Advantage plans and have access to AlloSure Kidney. Private payers that have adopted a positive coverage policy for AlloSure Kidney include BCBS of South Carolina, BCBS of Kansas City, Kaiser and Capital Blue. However, other private payers and Medicaid payers have not yet adopted positive coverage policies for AlloSure Kidney.
We are reimbursed for a substantial portion of the AlloMap Heart tests we perform on patients covered by private payers. Coverage policies approving AlloMap Heart have approached nearly 90% of all covered lives and are published by many of the largest private payers, including Aetna, Anthem, Cigna, HCSC, Humana, Kaiser, and UnitedHealthcare. Many other payers have positive coverage policies for AlloMap Heart.
AlloSure Heart is covered by Geisinger Health Plan and Kaiser. AlloSure Kidney is covered by BCBS of South Carolina, BCBS of Kansas City and Kaiser. For all tests performed outside the scope of the payer’s policy, and for tests performed where the payer has not adopted a coverage policy, we pursue reimbursement on a case-by-case basis. If a reimbursement claim is denied, we generally pursue payment through the particular payer’s appeal process.
International
Our products have a broad international presence. We sell directly to customers in many regions and also sell through third-party distributors and sub-distributors throughout Europe and the rest of the world.

Testing and Laboratory Operations
AlloSure Kidney, AlloMap Heart and AlloSure Heart testing is performed in our clinical laboratory, which is located in our Brisbane, California location. Our laboratory holds a certificate of accreditation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and is accredited by the College of American Pathologists, or CAP. We believe that our laboratory capacity will be adequate to meet demand for AlloSure Kidney, AlloMap Heart, AlloSure Heart and other tests in the development pipeline for the next few years.
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
We rely solely on certain suppliers to provide some of the laboratory instruments and key reagents that we use to perform AlloSure Kidney, AlloMap Heart, and AlloSure Heart testing. These sole source suppliers include Thermo Fisher Scientific, which supplies us with instruments, laboratory reagents, a master mix formula and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Hamilton Robotics, which supplies equipment and consumables; Illumina, which supplies us with instruments, laboratory reagents and consumables; Avantor, which supplies us with kitting services, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supply us with cell preparation tubes; Beckman Coulter, which provides laboratory equipment, reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent.
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
Digital Solutions Sales and Marketing Team
Our sales teams are located in the United States. They manage customer sales for Ottr software and XynQAPI software. Our strategy includes educating clinicians and care teams at transplant centers through software demos. Our marketing team supporting the product marketing for Ottr, XynQAPI, AlloCare and other digital offerings is based in South San Francisco.
Competition
With our comprehensive portfolio of surveillance testing services, diagnostic products and digital business offerings, we face many different types of competition.
Testing Services
Our competition principally includes clinical reference labs and hospital labs using existing and routine clinical chemistry tests. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera Inc., or Natera, and Eurofins Viracor, Inc., or Eurofins, have commercially available molecular diagnostics tests.
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
These practices have been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our tests in order to change clinical practice. Also, many transplant centers are located within hospitals that have their own laboratory facilities and have capacity to conduct various tests, and some hospitals may choose to rely on internally developed and/or internally performed surveillance and diagnostic tests.

Products
Our competitors within the HLA tissue typing markets comprise a diverse range of manufacturers servicing hospital and commercial reference testing laboratories. The market leader in HLA typing and third party distributors is Thermo Fisher through its acquisition of transplant-focused companies One Lambda and Linkage Biosciences. In certain HLA tissue typing markets that incorporate a wide variety of technology test platforms, such as SSP, SBT, SSO and NGS, competitors include Thermo Fisher, Omixon, GenDx, BAG, Qiagen, and Immucor. We also face competition from hospital and commercial reference labs that develop their own in-house testing solutions known in the diagnostics industry as “home brews”. We believe that our product line competes favorably with Thermo Fisher as a leading supplier of HLA test kits based on performance, reputation and service.
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
Digital Solutions
Competition for our digital solutions include various companies that develop application software and operate in the healthcare field. Our primary competitor in this field is Epic. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
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
As of December 31, 2020, we had 25 issued U.S. patents related to transplant rejection and autoimmunity. We have five issued U.S. patents covering methods of diagnosing transplant rejection that use all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2021 to 2024. We have six additional patents covering additional genes or gene variants for diagnosing transplant rejection. In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from the Board of Trustees of the Leland Stanford Junior University, or Stanford, to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030. A second patent included in the license from Stanford was issued in December 2017 and further covers the use of dd-cfDNA to diagnose and predict transplant status or outcome. A third and fourth patent were issued from this Stanford set in June 2019 and December 2019, respectively, covering the use of dd-cfDNA to diagnose and predict transplant status or outcome. Both patents have the same 2030 expiration date as the original Stanford patent.
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
AlloMap, AlloSure, Olerup SSP, Olerup XM-ONE, QTYPE, Ottr and CareDx are registered trademarks of ours in the United States.
License Agreements
We currently rely on license agreements to obtain rights under certain patents that we believe may be necessary to make, use and sell our AlloSure tests and future solutions. We may in the future rely, at least in part, upon licensing agreements with third parties to obtain patent rights and transfers of technology, information and know-how that enable us to further our development of additional solutions for post-transplant surveillance. Of the 25 existing U.S. patents related to transplant rejection and autoimmunity, nine are the product of exclusive licensing agreements.
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

In May 2018, we entered into the License Agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s next generation sequencing product line for use in transplantation diagnostic testing. Two issued patents for HLA genotyping are exclusively licensed as part of this agreement.
On April 30, 2019, we entered into a license and collaboration agreement with Cibiltech SAS, or Cibiltech, pursuant to which we were granted an irrevocable, non-transferable right to commercialize Cibiltech’s proprietary software, KidneyCare iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation in the U.S. for a period of ten years.
In April 2020, we entered into a license agreement with Cornell University pursuant to which we were granted exclusive rights to three patents and two patent applications covering methods and technology for measurement of gene expression in urine to diagnose kidney transplant rejection.
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
Clinical Laboratory Improvement Amendments of 1988
Having a clinical laboratory in California, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the CLIA, administered by CMS, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems, proficiency testing and performance. Most clinical laboratories are subject to regulation under the CLIA, which is designed to ensure that laboratory testing services performed on materials derived from the human body are accurate and reliable.
We have a certificate of accreditation under the CLIA to perform “high complexity” testing. Laboratories performing high complexity testing are required to meet more stringent personnel and quality system requirements than laboratories performing less complex tests. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. We were inspected as part of the customary College of American Pathologists audit in 2020 and recertified under the CLIA as a result of passing that inspection.
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
Both the Stark Law and PORA contain exceptions for compensation paid to a physician for personal services rendered by the physician, provided that certain conditions are satisfied. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and clinical advisory boards. We have structured these arrangements with terms intended to comply with the requirements of the applicable exceptions to the Stark Law, PORA and other similar state laws. However, we cannot be certain that regulators would find these arrangements to be in compliance with the Stark Law, PORA or similar state laws.
Sanctions for a violation of the Stark Law include the following:
•denial of Medicare payment for the services provided in violation of the prohibition;
•refunds of amounts collected by an entity in violation of the Stark Law;
•a civil penalty of up to $25,820 per service for submitting or causing to be submitted a claim in violation of the Stark Law and an assessment of up to three times the amount claimed;
•exclusion from federal health care programs, including the Medicare and Medicaid programs; and
•a civil penalty of up to $172,137 against parties that enter into a scheme to circumvent the Stark Law’s prohibitions.
Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. Finally, other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law.
Federal and State Fraud and Abuse Laws
Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal health care programs and across the healthcare system. Our business is subject to compliance with these laws.

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
There have previously been public announcements by members of the U.S. Congress regarding their plans to repeal and replace the Affordable Care Act, and the Biden administration has announced plans to expand the Affordable Care Act. We cannot predict whether future healthcare initiatives, including at the federal level, will be initiated or the effect such initiatives could have on our business.
The Eliminating Kickbacks in Recovery Act of 2018
The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payer” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. The law includes a limited number of exceptions, some of which closely align with corresponding Anti-Kickback Statute exceptions and safe harbors and others that materially differ.
Information Blocking Prohibition
On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors—developers of certified health information technology, health information networks / health information exchanges, and health care providers (including laboratories)—from engaging in activities that are likely to interfere with the access, exchange or use of electronic health information (information blocking).
The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange or use of electronic health information. Originally, the Office of the National Coordinator for Health Information Technology established an information blocking effective date of November 2, 2020; however, the agency subsequently issued an interim final rule to extend the effective date to April 5, 2021. Under the 21st Century Cures Act, health care providers that violate the information blocking prohibition will be subject to appropriate disincentives, which the U.S. Department of Health and Human services has yet to establish through required rulemaking. Developers of certified information technology and health information networks / health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation. The U.S. Department of Health and Human Services Office of Inspector General has the authority to impose such penalties and on April 24, 2020 published a proposed rule to codify new authority in regulation, which the agency proposed would be effective 60 days after it issues a final rule, but in no event before November 2, 2020. The U.S. Department of Health and Human Services Office of Inspector General has not yet issued a final rule.
Anti-Kickback Statutes
The federal health care programs’ Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for referring an individual for the furnishing of or arranging for the furnishing of any good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid, or the purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or order any good, facility, services, or item payable under such programs.
The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute to mean that if any one purpose of remuneration is to induce or reward referrals of federal health care program payable business, the statute has been violated. The statute contains a number of statutory exceptions and the U.S. Department of Health and Human Services has created several regulatory "safe harbors." Arrangements that meet all of the conditions of an applicable exception or safe harbor are protected from liability under the Anti-Kickback Statute. However, the failure to fit an arrangement within an exception or a safe harbor does not necessarily mean that the statute has been violated or that the arrangement will be prosecuted. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs. Violations of the Anti-Kickback Statute also are actionable under the federal False Claims Act.
Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to items or services reimbursed by any third-party payer, including commercial insurers.

Federal False Claims Act
The federal False Claims Act, which includes “whistleblower” or “qui tam” provisions imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by the federal government. The qui tam provisions of the federal False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the federal False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payer and not merely the federal government.
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,665 and $23,331 for each false claim for penalties assessed after June 19, 2020. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of, among other things, causing physicians to order excessive or unnecessary services, providing false documentation in support of claims, kickbacks, off-label promotion of products, and Stark Law violations and other improper referrals, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. Our future activities relating to billing, compliance with certain regulations and Medicare reimbursement requirements, physician and other healthcare provider financial relationships and the sale and marketing of our products may be subject to scrutiny under these laws.
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
GDPR
The General Data Protection Regulation (EU) 2016/679, or the GDPR, is a regulation on data protection and privacy in the EU, and the European Economic Area, or the EEA, that went into effect in May 2018. It also addresses the transfer of personal data outside the EU and EEA. The GDPR aims primarily to give control to individuals over their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. The regulation contains provisions and requirements related to the processing of personal data of individuals, or data subjects, who reside in the EEA, and applies to any enterprise—regardless of its location and the data subjects' citizenship or residence—that is processing the personal information of data subjects inside the EEA.
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

Employees and Human Capital Resources
At December 31, 2020, we had 475 employees, of which 456 were full-time employees. We had 127 employees in manufacturing operations and support, 116 in research and development; 147 in sales and marketing and 85 in general and administrative positions. As of December 31, 2020, 399 employees were located in the United States and 76 were located outside of the United States.
The diagnostics industry is characterized by rapid product development and technological advances, which require an adept and skilled workforce. We believe that it is critical to attract, develop and retain employees with the experience, knowledge, expertise and vision capable of not only operating, but also excelling, in this complex and competitive business environment, including competing against larger competitors and developing and commercializing new products, new and improved technologies and new applications for our existing technologies.
We consider our employees to be our greatest asset and therefore focus on attracting, developing, retaining and motivating our employees. Our recruitment and retention strategies include partnerships with external agencies to help hire top talent, onboarding processes, a leadership development program and a professional work environment that promotes innovation and rewards performance.
Our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to our goals with both short-term cash incentives and long-term equity-based incentives. Through our global pay philosophy, principles and consistent implementation, we are committed to providing fair and equitable pay for employees. Eligible full-time employees in the United States also have access to medical, dental, and vision plans; savings and retirement plans; an employee stock purchase plan; and other resources. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with works councils and other employee representative bodies.
In addition, the success of our business is fundamentally connected to the well-being, health and safety of our employees. We are maintaining our testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among our employees. In areas where COVID-19 impacts healthcare operations, our field-based sales and clinical support teams are supporting providers through telephone and online platforms.
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

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K, or this Form 10-K, and our other filings with the SEC before making an investment decision regarding our common stock.
•Our business may be adversely affected by the effects of health epidemics, including the recent coronavirus outbreak.
•We have a history of losses, and we expect to incur net losses for the next several years.
•We may require additional financing.
•We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.
•Our financial results currently are largely dependent on sales of AlloSure Kidney and AlloMap Heart tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
•The development and commercialization of additional diagnostic solutions are key to our growth strategy. New test or product development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize additional diagnostic solutions.
•The field of diagnostic testing in transplantation is evolving and is subject to rapid technological change. If we are unable to develop solutions to keep pace with rapid medical and scientific change, our operating results could be harmed.
•If clinicians, hospital administrators, medical centers and laboratories do not adopt our diagnostic solutions, we will not achieve future sales growth.
•Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
•Transplant centers may not adopt AlloSure Kidney, AlloMap Heart, AlloSure Heart, or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.
•If we are unable to successfully compete with larger and more established players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.
•If we are unable to successfully manage our growth and support demand for our tests, our business may suffer.
•Our past revenue growth rates may not be indicative of future growth, and we may not grow at all, and revenue may decline.
•If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, and future testing solutions, if any, and our business will be harmed.
•Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.
•If we are unable to raise additional capital on acceptable terms in the future, it may limit our ability to develop and commercialize new diagnostic solutions and technologies, and we may have to curtail or cease operations.
•The loss of key members of our senior management team or our inability to attract and retain highly skilled scientists, clinicians and laboratory and field personnel could adversely affect our business.

•Recent and future acquisitions and investments could disrupt our business, harm our financial condition and operating results, dilute your ownership of us and increase our debt or cause us to incur significant expense.
•We rely extensively on third party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services to us, could interfere with our ability to provide test results for our testing services business and kits for our products business.
•We face four primary risks relative to protecting critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of our being unable to identify and audit our controls over the first three risks.
•International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
•Our operating results may be adversely affected by unfavorable economic and market conditions.
•Billing complexities associated with obtaining payment or reimbursement for our current and future solutions may negatively affect our revenue, cash flows and profitability.
•Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloMap Heart and AlloSure Heart.
•In order to operate our laboratory, we have to comply with the CLIA and federal and state laws and regulations governing clinical laboratories and laboratory developed tests, including FDA regulations.
•We are subject to numerous fraud and abuse and other laws and regulations pertaining to our business, the violation of any one of which could harm our business.
•Our competitive position depends on maintaining intellectual property protection.
•Our business is dependent on licenses from third parties.
•Our operating results may fluctuate, which could cause our stock price to decrease.
•The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

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
Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any interruption in manufacturing or our supply of materials could adversely affect our ability to conduct ongoing and future research and testing activities.
In addition, our clinical studies may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical study protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. Additionally, collaborators at research hospitals may be subject to limitations with respect to accessing their laboratories and sample banks which could impact timelines for research and product development dependent on external collaborations. Limits on the ability of individuals to move freely during a pandemic may also negatively impact recruiting new staff necessary to expand our operations.
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
Management is actively monitoring the effect of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 pandemic on our results of operations, financial condition or liquidity for fiscal year 2021.
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the year ended December 31, 2020, our net loss was $18.7 million. As of December 31, 2020, we had an accumulated deficit of $352.5 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
•compliance with existing and changing laws, regulations and standards, including those relating to corporate governance and public disclosure and regulations implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market LLC;
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
We may require additional financing.
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $224.7 million and an accumulated deficit of $352.5 million. On January 25, 2021, we completed an underwritten public offering of common stock, and on February 11, 2021, we sold additional shares of common stock pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the offering. The aggregate net proceeds to us, including the shares sold pursuant to the underwriters' full exercise of the overallotment option, were approximately $188.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. We may require additional financing in the future to fund working capital, pay our obligations as they come due and fund our acquisitions of complementary businesses and assets. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.
We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.
For the year ended December 31, 2020, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 67% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 and the new market based rates took effect January 1, 2018. The Centers for Medicare & Medicaid Services, or CMS, uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. Under PAMA, the reimbursement rate for AlloMap Heart is currently $3,240 for Medicare beneficiaries.
On September 26, 2017, we announced that the Molecular Diagnostic Services, or MolDX, Program developed by Palmetto GBA, or Palmetto, has set AlloSure Kidney reimbursement at $2,841. AlloSure Kidney began to be reimbursed for kidney transplants covered by Medicare across the United States on October 9, 2017, the effective date of the Palmetto local coverage determination, or LCD.

In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
If an AlloMap Heart, AlloSure Kidney or AlloSure Heart reimbursement rate that is significantly lower than the current rate is set by CMS or MolDx in the future, it could cause us to discontinue AlloMap Heart, AlloSure Kidney or AlloSure Heart testing for Medicare patients because providing tests at a substantially lowered reimbursement rate may not be economically viable. Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations.
If future reimbursement levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.
On a five-year rotational basis, Medicare requests bids for its regional Medicare Administrative Contractors, or MAC, services. The MAC for California is currently Noridian Healthcare Solutions. Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the U.S. so long as the tests are performed in our California laboratory. We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloMap Heart, AlloSure Kidney or AlloSure Heart at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloSure Kidney, AlloMap Heart or AlloSure Heart could impact the coverage or payment amount for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.
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
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. Trial is currently scheduled to begin on July 26, 2021.
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. We intend to defend both of these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets in this Form 10-K. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control, including the impact of the COVID-19 pandemic. We cannot be certain that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.

The field of diagnostic testing in transplantation is evolving and is subject to rapid technological change. If we are unable to develop solutions to keep pace with rapid medical and scientific change, our operating results could be harmed.
The field of diagnostic testing in transplantation is evolving. Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations that could make AlloSure Kidney, AlloMap Heart, AlloSure Heart and our other products and digital solutions, including those in development, outdated. We must continually innovate, expand and update our test offerings to address unmet needs in monitoring transplant related conditions. AlloSure Kidney, AlloMap Heart, AlloSure Heart, and our other products and digital solutions, including those in development, could become obsolete unless we continually innovate, enhance and expand our product offerings to include new clinical applications. If we are unable to demonstrate the effectiveness of AlloSure Kidney, AlloMap Heart, AlloSure Heart, our other products and digital solutions and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our tests, products, and digital solutions could decline, which would harm our business and financial results.
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
If the use of AlloSure Kidney, AlloMap Heart, AlloSure Heart or any of our other solutions is not supported by studies published in peer-reviewed scientific and medical publications, and then periodically supplemented with additional support in peer-reviewed journals, the rate of adoption of our current and future solutions by clinicians and treatment centers and the rate of reimbursement of our current and future solutions by payers may be negatively affected.
Transplant, like all specialties, is based on evidence-based medicine. As a result, laying a strong foundation of evidence and improved clinical utility is essential in the adoption of the tools offered by us. The results of our studies involving AlloSure Kidney, AlloMap Heart and AlloSure Heart have been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals. This continued presence in peer-reviewed publications is necessary to promote clinician adoption and favorable reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our solutions or the technology underlying AlloSure Kidney, AlloMap Heart, AlloSure Heart and our other products and digital solutions are very important to the commercial success of our solutions. Clinicians typically take a significant amount of time to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about AlloSure Kidney, AlloMap Heart, AlloSure Heart and our future solutions, and demonstrate the clinical benefits of these solutions. Clinicians may not adopt, and third-party payers may not cover or adequately reimburse for, our current and future products and digital solutions unless they determine, based on published peer-reviewed journal articles and the experience of other clinicians, that our diagnostic current and future products and digital solutions provide accurate, reliable and cost-effective information that is useful in monitoring transplant recipients and making informed and timely treatment decisions.
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
While we have had success in generating peer-reviewed publications regarding AlloSure Kidney, AlloMap Heart, and AlloSure Heart, additional peer-reviewed publications regarding AlloSure Kidney, AlloMap Heart, AlloSure Heart and our future products and digital solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies that would be the subject of the article. If our current and future products and digital solutions or the technology underlying AlloSure Kidney, AlloMap Heart, AlloSure Heart, or our future products and digital solutions do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption and positive reimbursement coverage decisions could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for diagnostic solutions such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that is the subject of a study.
To ensure the success of AlloSure Kidney and future tests based on donor-derived cell-free DNA, or dd-cfDNA, we will need to continue our efforts to complete and publicize research and trials, especially the Kidney Allograft Outcomes AlloSure Registry, or K-OAR, registry study, that provides evidence of the utility of dd-cfDNA and validate AlloSure Kidney as a solution.
Transplant centers may not adopt AlloSure Kidney, AlloMap Heart, AlloSure Heart, or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.
Due to the historically limited monitoring options and the well-established coverage and reimbursement for biopsies, clinicians are accustomed to monitoring for acute rejection in kidney and heart transplant recipients by utilizing biopsies. Many clinicians use AlloSure Kidney, AlloMap Heart and AlloSure Heart in parallel with biopsies rather than as an alternative to biopsies. While we do not market AlloSure Kidney, AlloMap Heart or AlloSure Heart as biopsy alternatives, per se, if treatment center administrators view our test as an alternative to a biopsy but believe they would derive more revenue from the performance of biopsies, such administrators may be motivated to reduce or avoid the use of our test. While biopsies are less common for monitoring kidney transplant patients, there are transplant centers that manage patients with protocol biopsies, which could impact AlloSure Kidney revenue. We cannot provide assurance that our efforts will increase the use of our test by new or existing customers. Our failure to increase the frequency of use of our test by new and existing customers would adversely affect our growth and revenues.

If we are unable to successfully compete with larger and more established players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, donor specific antibodies, complete blood count, lipid profile and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera and Eurofins, have commercially available molecular diagnostics tests.
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
We expect the competition for pre-transplant typing and post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing products and services for the transplant market which may directly or indirectly compete with our existing pre- and post-transplant solutions, or our development pipeline. Competition from other companies, especially those with an eye toward transitioning to more automated typing processes, could impact our ability to maintain market share and its current margins. For example, we launched QTYPE in September 2016 and QTYPE competes with other quantitative polymerase chain reaction, or PCR, products including products offered by Thermo Fisher Scientific, Inc., or Thermo Fisher, as well as alternatives to PCR such as next generation sequencing, or NGS, typing products.
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
Many of our potential competitors may have greater brand recognition or substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by clinicians and payers as functionally equivalent to our AlloSure Kidney, AlloMap Heart and AlloSure Heart tests, which could force us to lower the current list price of our test and impact our operating margins and our ability to achieve profitability. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart and our products and digital solutions, which could prevent us from increasing or sustaining our revenues or achieving profitability and could cause the market price of our common stock to decline.
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
The value of AlloSure Kidney, AlloMap Heart and AlloSure Heart depends, in large part, on our ability to perform AlloSure Kidney, AlloMap Heart and AlloSure Heart tests on a timely basis and at a high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or hire new personnel could result in higher costs of processing or an inability to meet market demand in a timely manner.

There can be no assurance that we will be able to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, or our future solutions, if any, on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand for our current and future solutions, our reputation could be harmed and our future prospects and our business could suffer.
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
From 2019 to 2020, our revenue grew from $127.1 million to 192.2 million, which represents annual growth of 51%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:
•the continued usage and acceptance of our current and future solutions;
•demand for our testing services, products and digital solutions;
•the introduction and acceptance of new or enhanced products or services by us or by competitors;
•our ability to maintain reimbursement for AlloSure Kidney, AlloMap Heart and AlloSure Heart and secure reimbursement for our future solutions;
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
If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, and future testing solutions, if any, and our business will be harmed.
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

If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart or future solutions following validation and other required procedures. We cannot be certain that we would be able to find another CLIA-certified facility willing or able to adopt AlloSure Kidney, AlloMap Heart, AlloSure Heart or future solutions or able to comply with the required quality and regulatory standards, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.
In mid-March 2020, in response to the COVID-19 pandemic, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California, where our laboratory is located, to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary and other permitted activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of essential critical infrastructure sectors and additional sectors as the State Public Health Officer may designate as critical to protect health and well-being of all Californians. In May 2020, the Governor of California issued an executive order that informed local health jurisdictions and industry sectors that they may gradually reopen under new modifications and guidance provided by the state of California. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. San Mateo County, where our laboratory and headquarters are located, is currently subject to certain restrictions on non-essentials business operations. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our laboratory are deemed non-essential, or if sufficient numbers of our laboratory staff are infected with COVID-19 and are unable to perform their roles, we may not be able to perform our tests for the duration of any shelter-in-place order or while we have insufficient numbers of laboratory staff, either of which could negatively impact our business, operating results and financial condition.
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
We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our Brisbane, California laboratory. Our business will suffer if these service providers do not support AlloSure Kidney, AlloMap Heart, AlloSure Heart or the other solutions that we may develop. For example, these laboratories may determine that processing the samples for our solutions requires too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.
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
•sustain or achieve broader commercialization of AlloSure Kidney, KidneyCare, AlloMap Heart, AlloSure Heart, HeartCare, our products, and digital solutions or enhancements to those tests, products and digital solutions;
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
In addition, our success depends on our ability to attract and retain laboratory and field personnel with extensive experience in transplant recipient care and surveillance and close relationships with clinicians, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of AlloSure Kidney, AlloMap Heart, AlloSure Heart or our future solutions, if any. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our discovery, development, verification and commercialization programs.

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

In addition, the marketing, sale and use of AlloSure Kidney, AlloMap Heart, AlloSure Heart and our other products and solutions, or activities related to our research and clinical studies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed. For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis. Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results. A product liability or professional liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot provide assurance that our product liability insurance would adequately protect our assets from the financial impact of defending product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. In addition, any product liability claim brought against us, with or without merit, could increase our product liability insurance rates and prevent us from securing insurance coverage in the future at reasonable coverage levels, or at all. Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.
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
We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the production of our products and/or in the performance of our tests. These sole source suppliers include Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Illumina, which supplies us with instruments, laboratory reagents, and consumables; Avantor, which supplies us with kitting services, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supplies us with cell preparation tubes; Beckman Coulter, which provides laboratory reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent and reagent kits. We do not have guaranteed supply agreements with Thermo Fisher, Becton, Dickinson and Company, Avantor or Qiagen N.V., which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.
In addition, our ABI 7900 Thermocycler, a real time PCR instrument used in AlloMap Heart, is no longer in production. Thermo Fisher has committed to provide service and support of this instrument through 2021. We believe that there are relatively few suppliers other than Thermo Fisher, Roche, Illumina, Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products and services. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher, Becton, Dickinson and Company or Avantor, or Avantor encounters delays or difficulties in securing from Qiagen N.V., the quality and quantity of reagents, supplies or instruments that we require for our current products and services or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians and customers who order our current products and services rely on the continued and timely availability of our products and services. If we are unable to provide results within a timely manner, clinicians may elect not to use our products or services in the future and our business and operating results could be harmed.
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
In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. For example, the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CCPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. Internationally, the General Data Protection Regulation, or the GDPR, took effect in May 2018 within the European Economic Area, or the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. Although we believe that we are complying with the GDPR and similar laws, these laws are still relatively new.
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
We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 pandemic will affect our partners, suppliers and distributors. Any negative impact of such matters on our partners, suppliers or distributors may also have an adverse impact on our results of operations or financial condition.
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
Many of the countries in which we operate, including the U.S. and several of the members of the European Union, or EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. On June 23, 2016, the United Kingdom, or the UK, held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the effects of Brexit have yet to be seen, and the UK is in the process of negotiating trade deals with other countries, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, the Tax Act, was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We calculated the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2017, which did not result in any additional income tax expense in the fourth quarter of 2017. The enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. Consequently, we accounted for a provisional estimated reduction of the U.S. deferred tax assets from $72.5 million to approximately $45.9 million with a corresponding decrease of $27.0 million to our valuation allowance in 2018. We completed our analysis of the impacts of the 2017 Tax Act in the fourth quarter of 2018 with no change to our provisional estimates.

The Tax Cuts and Jobs Act of 2017 also implemented global intangible low tax income, or GILTI, which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the new base erosion anti-abuse tax, or BEAT, under the Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes. We have not made an election with respect to GILTI and do not believe that GILTI will have a material impact on our 2020 taxes. We will continue to review the GILTI and BEAT rules to determine their applicability to us and the impact that the rules may have on our results of operations of financial condition.
Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
We are subject to income taxes in the United States and various foreign jurisdictions. Our effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, the establishment or release of valuation allowances against our deferred tax assets, and changes in tax laws. In addition, we have recorded gross unrecognized tax benefits in our financial statements that, if recognized, would impact our effective tax rate. We are subject to tax audits in various jurisdictions, including the United States, and tax authorities may disagree with certain positions we have taken and assess additional taxes. There can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes could have a material impact on our net income or financial condition. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical income, projected future income, the expected timing of the reversals of existing temporary differences, and the implementation of tax-planning strategies.
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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Ottr Complete Transplant Management, or Ottr, Inc. or XynManagement, Inc., or XynManagement, or any other businesses or assets that we may acquire.
The integration of any businesses or assets we may acquire will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination or integration and any other businesses or assets we have or may acquire, which includes, with respect to Ottr, Inc., the complementary Ottr software, and, with respect to XynManagement, XynQAPI, and in each case the benefits of any significant cross-selling opportunities. If we are not able to achieve the anticipated strategic benefits of any such combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
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
Our License and Commercialization Agreement, or the Cibiltech Agreement, with Cibiltech SAS, or Cibiltech, may not result in material benefits to our business.
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
Our portfolio of marketable securities is significant and subject to market, interest and credit risk that may reduce its value.
At December 31, 2020, we had $90.0 million in marketable securities invested through a professional investment management firm. These investments are primarily in corporate debt securities, but our investments also include money market funds that meet the criteria of our investment policy, which is focused on the preservation of our capital, maintaining liquidity and providing diversification. Changes in the value of this portfolio could adversely affect our earnings, and these investments are subject to general credit, liquidity and market and interest rate risks. In particular, the value of our investments may decline due to increases or decreases in interest rates, downgrades of debt securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio and other factors, including unexpected or unprecedented events such as the COVID-19 pandemic. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost, and could have a material adverse impact on our financial condition and operating results.
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
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart and future solutions, could negatively affect our revenue, cash flows and profitability.
Health insurers and other third-party payers may decide to revoke coverage of our existing test, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects.
Successful commercialization of AlloSure Kidney, AlloMap Heart and AlloSure Heart depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals.

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
If third-party payers decide not to cover our diagnostic testing services or if they offer inadequate payment amounts, our ability to generate revenue from AlloSure Kidney, AlloMap Heart, AlloSure Heart and future solutions could be limited. Payment for diagnostic tests furnished to Medicare beneficiaries is typically made based on a fee schedule set by CMS. In recent years, payments under these fee schedules have decreased and may decrease further.
Any third-party payer may stop or lower payment at any time, which could substantially reduce our revenue. See the risk factor above titled “We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance”.
Since each payer makes its own decision as to whether to establish a policy to reimburse for a test, seeking payer coverage and other approvals is a time-consuming and costly process. We cannot be certain that adequate coverage and reimbursement for AlloSure Kidney, AlloMap Heart, AlloSure Heart, or future solutions will be provided in the future by any third-party payer.
Reimbursement for AlloSure Kidney, AlloMap Heart and AlloSure Heart comes primarily from Medicare and private third party payers such as insurance companies and managed care organizations. The reimbursement process can take six months or more to complete depending on the payer. Coverage policies approving AlloMap Heart have been adopted by many of the largest private payers, including Aetna, Anthem, Cigna, Health Care Services Corporation, Humana, Kaiser Foundation Health Plan, Inc., and UnitedHealthcare. Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms. We continue to work with third-party payers to expand and seek such coverage and to appeal denial decisions based on existing and ongoing studies, peer reviewed publications, support from physician and patient groups and the growing number of AlloMap Heart tests that have been reimbursed by public and private payers. There are no assurances that the current policies will not be modified in the future. If our test is considered on a policy-wide level by major third-party payers, whether at our request or on their own initiative, and our test is determined to be ineligible for coverage and reimbursement by such payers, our collection efforts and potential for revenue growth could be adversely impacted.
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
Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloMap Heart and AlloSure Heart.
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
There have been public announcements by members of the U.S. Congress regarding plans to repeal and replace the Affordable Care Act, and the Biden administration has announced plans to expand the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal, replacement or expansion of the Affordable Care Act or the effect such repeal, replacement or expansion would have on our business. Regardless of the impact of any or repeal, replacement or expansion of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloSure Kidney and AlloMap Heart, and is expected to remain in effect through at least 2025. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloSure Kidney, AlloMap Heart, AlloSure Heart and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.

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
In December 2020, U.S. Congress passed the Comprehensive Immunosuppressive Drug Coverage for Kidney Transplant Patients Act of 2019, or the Immuno Bill. The Immuno Bill extends Medicare’s Part B coverage of immunosuppressive drugs for kidney transplant recipients beyond the current three-year limit, allowing patients to more easily maintain access to their treatment and prevent graft failure, costly dialysis treatments and retransplantation. While the Immuno Bill will help improve the long term outcomes of transplant patients, future policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities could result in changes to the Immuno Bill and Medicare’s coverage of immunosuppressive drugs for kidney transplant recipients in the future.
Risks Related to the Healthcare Regulatory Environment
In order to operate our laboratory, we have to comply with the CLIA and federal state laws and regulations governing clinical laboratories and laboratory developed tests, including FDA regulations.
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
We were inspected as part of the customary College of American Pathologists audit and recertified in September 2020 as a result of passing that inspection. We expect the next regular inspection under the CLIA to occur in 2022. If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform AlloMap Heart, AlloSure Kidney or AlloSure Heart, which would limit our revenues and materially harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.
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
AlloSure Kidney, AlloMap Heart, AlloSure Heart, and our other products and solutions, along with the manufacturing processes, packaging, labeling, distribution, import, export, and advertising and promotional activities for such products and solutions, are or will be subject to continual requirements of, and review by, CMS, state licensing agencies, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising, promotion, recordkeeping and adverse event reporting. Regulatory clearance of a test or device may be subject to limitations by the regulatory body as to the indicated uses for which the product may be marketed or to other conditions of approval. For example, we are exploring utilization of AlloMap Heart in areas that could be considered outside the scope of our current labeling. Broader uses would require FDA clearance as well as changes to the labeling.
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
•the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce or reward, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;
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
•the federal health care program exclusion statute; and
•state and foreign law equivalents of each of the above federal laws and regulations, such as anti-kickback, false claims, and self-referral laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and resting leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of December 31, 2020, we had 25 issued U.S. patents related to transplant rejection and autoimmunity. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2021 to 2024. We have five additional patents covering additional genes or gene variants for diagnosing transplant rejection.
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
In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. For example, see the risk factor above titled: “We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our ongoing litigation with Natera.
We may be required to take further action to maintain and protect our intellectual property rights against third parties.
In the event we determine that a party is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party or we may determine to initiate a lawsuit against such party. The process of negotiating a license with a third party can be lengthy, and may take months or even years in some circumstances. In addition, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all. For example, see the risk factor above titled: “We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our ongoing litigation with Natera.
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
For example, we recently became aware that in October 2020, prior to terminating employment and joining a competitor of ours with which we are in current litigation, a former employee of ours downloaded certain of our confidential and privileged information without permission. After our claims against this former employee were filed, the former employee subsequently brought various claims against us. We are in the process of reviewing and, with the assistance of counsel, have conducted certain interviews and gathered information. We intend to vigorously pursue and defend against these matters. Although we believe we have strong claims against, and good and substantial defenses to the claims made by, the former employee, there is no guarantee that we will prevail in these matters. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.
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
In April 2020, we entered into a license agreement with Cornell University pursuant to which we were granted exclusive rights to three patents and two patent applications covering methods and technology for measurement of gene expression in urine to diagnose kidney transplant rejection.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2020, our closing stock price ranged from $13.94 to $77.09 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 41.4% of our common stock as of February 22, 2021. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
General Risk Factors
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in South San Francisco, California. We lease facilities in North America, Europe, and Australia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2020:

Location	Function	Square Footage
United States
South San Francisco, California	Corporate headquarters	28,968
Brisbane, California	Research & development and clinical laboratory	46,000
West Chester, Pennsylvania	Sales office and distribution	6,336
Omaha, Nebraska	Digital solutions office	13,132
Europe
Stockholm, Sweden	Research & development and product manufacturing	24,746
Vienna, Austria	Sales office and distribution	1,744
Australia
Fremantle	Research & development and product manufacturing	10,265
We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available for lease to meet future needs.
ITEM 3. LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the caption “Litigation and Indemnification Obligations” is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been trading on the Nasdaq Global Market under the symbol “CDNA” since July 22, 2014. The daily market activity and closing prices of our common stock can be found at www.nasdaq.com.
Holders of Record
As of February 22, 2021, there were approximately 79 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1934, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for CareDx, Inc. from December 31, 2015 through December 31, 2020 against the Nasdaq Market Composite Index and Nasdaq Biotech Index, assuming a $100 investment made on December 31, 2015. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100 on December 31, 2015
Among CareDx, Inc., Nasdaq Composite Index, and Nasdaq Biotech
USD ($)
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/30/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
CareDx
Nasdaq Composite
Nasdaq Biotech

Sales of Unregistered Securities
There were no sales of unregistered securities by us during the fourth quarter of 2020.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2020:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
October 1, 2020 - October 31, 2020	2,382	(1)	$17.18
November 1, 2020 - November 30, 2020	6,096	(1)	$23.80
December 1, 2020 - December 31, 2020	1,479	(1)	$20.29
Total	9,957		—
(1) Represents shares of our common stock withheld from employees for the payment of taxes.

ITEM 6. SELECTED FINANCIAL DATA
Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.
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
Testing Services
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our dd-cfDNA offering built on a NGS platform. In transplantation, 109 papers from 55 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This SNP approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is $2,841. AlloSure Kidney has received positive coverage decisions from BCBS of South Carolina, BCBS of Kansas City and Capital Health, and is reimbursed by other private payers on a case-by-case basis.
Multiple studies have demonstrated that significant allograft injury can occur in the absence of changes in serum creatinine. Thus, clinicians have limited ability to detect injury early and intervene to prevent long-term damage using this marker. While histologic analysis of the allograft biopsy specimen remains the standard method used to assess injury and differentiate rejection from other injury in kidney transplants, as an invasive test with complications, repetitive biopsies are not well tolerated. AlloSure Kidney provides a non-invasive test, assessing allograft injury that enables more frequent, quantitative and safer assessment of allograft rejection and injury status. Beyond allograft rejection, the assessment of molecular inflammation has shown further utility in the assessment of proteinuria, the formation of DSAs, and as a surrogate predictive measure of eGFR decline. Monitoring of graft injury through AlloSure Kidney allows clinicians to optimize allograft biopsies, identify allograft injury and guide immunosuppression management more accurately.
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supports the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has AUC of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection has also been published in the AJT.
The prospective multicenter trial, the K-OAR study, has enrolled over 1,700 patients, with plans to survey patients with AlloSure Kidney for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients.
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

Heart
AlloMap Heart is a gene expression test that helps clinicians monitor and identify heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection. Since 2008, we have sought to expand the adoption and utilization of our AlloMap Heart solution through ongoing studies to substantiate the clinical utility and actionability of AlloMap Heart, secure positive reimbursement decisions from large private and public payers, develop and enhance our relationships with key members of the transplant community, including opinion leaders at major transplant centers, and explore opportunities and technologies for the development of additional solutions for post-transplant surveillance.
We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant, can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and may help to determine the appropriate dosage levels of immunosuppressants. In 2008, AlloMap Heart received 510(k) clearance from the FDA for marketing and sale as a test to aid in the identification of heart transplant recipients, who have a low probability of moderate/severe acute cellular rejection at the time of testing, in conjunction with standard clinical assessment.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, HCSC, Humana, Kaiser, several BCBS plans and UnitedHealthcare.
In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
We have also successfully completed several landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap Heart for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap Heart based on our CARGO study, which was published in the AJT. A subsequent clinical utility trial, IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap Heart surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses. AlloMap Heart is now recommended as part of the ISHLT guidelines.
HeartCare
HeartCare includes the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from two complementary measures: (i) AlloMap Heart – a measure of immune activation, and (ii) AlloSure Heart – a measure of graft injury.
Clinical validation data from the D-OAR was published in AJT in 2019. D-OAR was an observational, prospective, multicenter study to characterize the AlloSure Heart dd-cfDNA in a routine, clinical surveillance setting with heart transplant recipients. The D-OAR study was designed to validate that plasma levels of AlloSure Heart dd-cfDNA can discriminate acute rejection from no rejection, as determined by endomyocardial biopsy criteria.
HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, ACR and AMR. In September 2018, we initiated the SHORE study. SHORE is a prospective, multi-center, observational, registry of patients receiving HeartCare for surveillance. Patients enrolled in SHORE will be followed for 5 years with collection of clinical data and assessment of 5-year outcomes.
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
QTYPE enables HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time PCR methodology. Olerup SSP is used to type HLA alleles based on the SSP technology. Olerup SBT is a complete product range for sequence-based typing of HLA alleles.
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
In September 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark authorization on January 10, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
Also in September 2019, we commercially launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than other solutions on the market and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx has simple NGS workflow, with a single tube for processing and steps to reduce errors. AlloSeq Tx 17 received CE mark authorization on May 15, 2020.
In June 2020, we commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market.
Digital
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr, Inc. and XynManagement.
On May 7, 2019, we acquired 100% of the outstanding common stock of Ottr, Inc. Ottr, Inc. was formed in 1993 and is a leading provider of the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with EMR systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.
On August 26, 2019, we acquired 100% of the outstanding common stock of XynManagement. XynManagement provides two unique solutions, XynQAPI and XynCare. XynQAPI simplifies transplant quality tracking and SRTR reporting. XynCare includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
In September 2020 we launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
In January 2021, we acquired TransChart for cash. TransChart provides EMR software to hospitals throughout the United States to care for patients who have or may need an organ transplant. TransChart builds on our digital offerings, which include Ottr transplant electronic medical record software and XynQAPI transplant quality management solutions.

COVID-19 Impact
In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020, we launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 150 transplant centers can offer RemoTraC to their patients and over 6,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, our testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and volumes continued to be at or above those levels since May 2020. In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, we did not experience a decrease in testing services volumes. Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business maintained normal sales volumes during the fourth quarter of 2020.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart and AlloSure Heart tests, which represented 85%, 82% and 79% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.

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
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP, QTYPE and TruSight products. Product revenue represented 10%, 15% and 20% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Digital and Other Revenue
Our digital and other revenue is mainly derived from sales of our Ottr software and XynQAPI licenses and services and other licensing agreements. Digital and other revenue represented 5%, 3% and 1% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Revenue Recognition
We recognize revenue from testing services, product sales and digital and other revenue in the amount that reflects the consideration which it expects to be entitled in exchange for goods or services as it transfers control to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
Testing Services Revenue
AlloSure Kidney, AlloMap Heart, and AlloSure Heart patient tests are ordered by healthcare providers. We receive a test requisition form with payer information along with a collected patient blood sample. We consider the patient to be our customer and the test requisition form to be the contract. Testing services are performed in our laboratory. Testing services represent one performance obligation in a contract and are performed when results of the test are provided to the healthcare provider, at a point in time.
The healthcare providers that order the tests and on whose behalf we provide testing services are generally not responsible for the payment of these services. The first and second revenue recognition criteria are satisfied when we receive a test requisition form with payer information from the healthcare provider. Generally, we bill third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart or AlloSure Heart test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer.

We have used the portfolio approach, a practical expedient under Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, to identify financial classes of payers. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable. We estimate revenue for non-contracted payers and self-payers using transaction prices determined for each financial class of payers using history of reimbursements. This includes analysis of an average reimbursement per test and a percentage of tests reimbursed. This estimate requires significant judgment.
We monitor revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected or changes made to contracted rates.
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
Digital and Other Revenue
Digital revenue is mainly derived from perpetual software license agreements entered into with various transplant centers (customers). The main performance obligations in connection with our perpetual software license agreement are the following: (i) implementation services and delivery of the perpetual software license are considered a single performance obligation, (ii) post contract support ("PCS"). We allocate the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on our satisfaction of each distinct performance obligation in each agreement.
Perpetual software license agreements typically require advance payments from customers upon the achievement of certain milestones. We record deferred revenue in relation to these agreements when cash payments are received, or invoices are issued in advance of our performance, and generally recognize revenue over the contractual term, as performance obligations are fulfilled.
In addition, we derive digital revenue from software subscriptions. We generally bill software subscription fees in advance. Revenue from software subscriptions is deferred and recognized ratably over the subscription term.
Business Combinations
We determine and allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, including separately identifiable intangible assets, which are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, royalty rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones, could result in different purchase price allocations and amortization expense in current and future periods.
In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments that we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses. In circumstances where the contingent consideration is classified as equity, we recognize it at fair value at the acquisition date. Contingent consideration classified as equity is not subsequently remeasured.
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
In connection with our annual goodwill assessment on December 1, 2020, we performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and its market capitalization. Based on this analysis, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2020, no impairment of goodwill has been identified.
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
During the period the assets are considered indefinite-lived, they are tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate that the fair values of the acquired in-process technology assets are less than their carrying amounts. An impairment loss would be recorded when the fair value of an acquired in-process technology asset is less than its carrying value. If and when development is complete, which generally occurs when the products are made commercially available, the associated acquired in-process technology asset will be deemed finite-lived and will then be amortized based on its estimated useful life. As of December 31, 2020, no impairment of acquired in-process technology assets has been identified.
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
The Number of AlloMap Heart, AlloSure Kidney and AlloSure Heart Tests We Receive and Report
The growth of our testing services business is tied to the number of AlloSure Kidney, AlloMap Heart and AlloSure Heart patient samples we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.
Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as the ISHLT included AlloMap in guidelines, payers adopted coverage policies and many payers no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has, and is expected to continue to vary by payer. Revenue growth depends on our ability to maintain Medicare and third party payer reimbursement, and to expand utilization by healthcare providers.
PAMA included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. The CARES Act freezes current (2020) CMS CLFS rates through 2021. Further, the CARES Act delays the reporting cycle under PAMA to January 1 and March 31, 2025, and the preceding data collection period will become January 1 through June 30, 2024.
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
Reimbursement for AlloSure Heart
In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
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
In September 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and we received CE mark authorization on January 20, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
Also in September 2019, we commercially launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than current solutions and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx has a simple NGS workflow that reduces complexity and can reduce errors. AlloSeq Tx 17 received CE mark authorization on May 15, 2020.
In June 2020, we commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology can provide better sensitivity and data analysis compared to current solutions on the market.
Continued Growth of Digital Sales
The growth of our digital revenues is tied to the continued successful implementation of our Ottr and XynQAPI software businesses, as well as continued support and maintenance of existing Ottr, Inc. and XynManagement customers. The Ottr software and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska.
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
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
(In thousands)

	Year Ended December 31,
	2020	2019	Change
Revenue:
Testing services revenue	$163,610	$104,550	$59,060
Product revenue	19,302	18,279	1,023
Digital and other revenue	9,282	4,239	5,043
Total revenue	192,194	127,068	65,126
Operating expenses:
Cost of testing services	43,932	29,622	14,310
Cost of product	13,847	12,919	928
Cost of digital and other	5,338	2,914	2,424
Research and development	48,941	30,711	18,230
Sales and marketing	53,858	38,894	14,964
General and administrative	48,806	36,540	12,266
Total operating expenses	214,722	151,600	63,122
Loss from operations	(22,528)	(24,532)	2,004
Other income (expense):
Interest income (expense), net	271	985	(714)
Change in estimated fair value of common stock warrant liabilities	(1,495)	319	(1,814)
CARES Act Provider Relief Fund	4,813	—	4,813
Other expense, net	(811)	(719)	(92)
Total other income	2,778	585	2,193
Loss before income taxes	(19,750)	(23,947)	4,197
Income tax benefit	1,036	1,979	(943)
Net loss	$(18,714)	$(21,968)	$3,254
Testing Services Revenue
Testing services revenue increased by $59.1 million, or 56%, for the year ended December 31, 2020, compared to the same period in 2019. This increase is primarily due to an increase of more than 29,000 AlloSure Kidney, AlloMap Heart and AlloSure Heart patient results provided during the year ended December 31, 2020, compared to the year ended December 31, 2019.
Product Revenue
Product revenue increased by $1.0 million, or 6%, for the year ended December 31, 2020, compared to the same period in 2019. Our product business was impacted by a reduction in forecasted sales volume throughout the second and third quarters of 2020 due to COVID-19, as there were delays in onsite discussions and demonstrations of recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Sales volumes began to recover in the fourth quarter of 2020.

Digital and Other Revenue
Digital and other revenue increased by $5.0 million, or 119%, during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the new Ottr software implementations and our acquisitions of Ottr, Inc. in May 2019 and XynManagement in August 2019.
Cost of Testing Services
Cost of testing services increased by $14.3 million, or 48%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase in testing volume, the cost of providing RemoTraC and increased utilization of mobile phlebotomy.
Cost of Product
Cost of product increased by $0.9 million, or 7%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase is primarily due to increased sales and amortization of intangibles.
Cost of Digital and Other
Cost of digital and other increased by $2.4 million, or 83%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the acquisitions of Ottr, Inc. in May 2019 and XynManagement in August 2019.
Research and Development
Research and development expenses increased by $18.2 million, or 59%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase in personnel-related costs of $7.8 million, an increase of $4.8 million in clinical studies, an increase in consulting and outside service fees of $2.7 million, an increase in reagents and consumables of $2.4 million and an increase in license and collaboration fees of $1.1 million, partially offset by lower travel costs of $0.4 million.
Sales and Marketing
Sales and marketing expenses increased by approximately $15.0 million, or 38%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase in personnel-related costs of $9.9 million, stock-based compensation expense of $1.8 million, $1.8 million of speaker programs and sponsorships and consulting and outside service fees of $1.1 million.
General and Administrative
General and administrative expenses increased by $12.3 million, or 34%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was primarily due to legal fees of $6.0 million related to litigation and general legal expenses, an increase of $4.5 million in personnel-related costs, an increase of $2.1 million of consulting and outside service fees and $0.5 million of software expense, partially offset by lower stock-based compensation expense of $1.2 million.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from income of $0.3 million for the year ended December 31, 2019 to an expense of $1.5 million for the year ended December 31, 2020, resulting in a net change of $1.8 million.
The $1.5 million expense in the year ended December 31, 2020 reflects a remeasurement gain of $6.2 million for the change in the fair value of our common stock warrant liability and a remeasurement charge of $7.7 million for warrants exercised during the year. In the year ended December 31, 2020, warrants to purchase approximately 314,000 shares of common stock with an average exercise price of $1.12 per share were exercised.
The expense for the change in estimated fair value of common stock warrants decreased by $23.3 million, or 101%, for the year ended December 31, 2019, compared to the same period in 2018. The income in 2019 was $0.3 million, comprised of a $3.4 million remeasurement gain related to the change in fair value of our common stock warrant liability, partially offset by a $3.1 million remeasurement charge for warrants exercised during the period.
CARES Act Provider Relief Fund
The CARES Act Provider Relief Fund increased by $4.8 million, or 100%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the CARES Act payment we received in April 2020.

Income Tax Benefit
For the year ended December 31, 2020, we recorded an income tax benefit of $1.0 million on a loss before income taxes of $19.8 million primarily attributable to the recognition of deferred tax assets from foreign losses and recognition of previous unrecognized tax benefits. The effective tax rate for the year ended December 31, 2020 differs from the federal statutory tax rate as a result of the income tax expense related to non-deductible executive compensation and the increase in valuation allowance.
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
Comparison of the Years Ended December 31, 2019 and 2018
For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, please refer to the discussion under the heading “Results of Operations—Comparison of the Ended December 31, 2019 and 2018” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $352.5 million at December 31, 2020. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $224.7 million, and no debt outstanding.
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
Since March 31, 2020, and in response to the outbreak of the COVID-19 pandemic, we have increased our cash and cash equivalents. With our continuing growth, we may require additional financing in the future to fund working capital and our future products developments. Additional financing might include issuance of equity securities, including through underwritten public offerings or “at-the-market” offerings, debt offerings or financings or a combination of these financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. We believe our existing cash balance and expected cash from existing operations, including cash from current license agreements and future license and collaboration agreements, or a combination of these, will be sufficient to meet our anticipated cash requirements for the next 12 months, as well as beyond the next 12 months.
CMS Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020, the U.S. government enacted the CARES Act. Pursuant to the CARES Act, CMS expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS was authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, we received an advance payment from CMS of approximately $20.5 million and recorded the payment as Deferred revenue - CMS advance payment on our consolidated balance sheet.
During December 2020, we reassessed the Deferred revenue - CMS advance payment and determined to repay the entire amount in January 2021. We recorded the amount as Refund liability - CMS advance payment on the consolidated balance sheet as of December 31, 2020. On January 19, 2021, we repaid the CMS advance payment of approximately $20.5 million to CMS in full.
At-the-Market Equity Offering
On August 31, 2018, we entered into a sales agreement, or the Sales Agreement, with Jefferies, LLC, or Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, we issued and sold 1,000,000 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to us of approximately $23.5 million, after deducting sales commissions and offering costs payable by us.

CARES Act Provider Relief Fund for Medicare Providers
Pursuant to the CARES Act, the U.S. Department of Health & Human Services, or HHS, distributed an initial tranche of $30.0 billion in funds to healthcare providers that received Medicare fee-for-service, or FFS, reimbursements in 2019. These payments to healthcare providers are not loans and will not be required to be repaid. As a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Due to the recent enactment of legislation and absence of definitive guidance, there is a high degree of uncertainty around the CARES Act’s implementation and we continue to assess the impact on our business. Furthermore, HHS has indicated that it, along with the Office of Inspector General, will be closely monitoring and auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Providers will be distributed a portion of the initial $30.0 billion of funds based on their share of total Medicare FFS reimbursements made by the U.S. in 2019. During April 2020, we received a payment of approximately $4.8 million, representing our portion of the initial tranche of funds, recorded in other income (expense), net on the consolidated statement of operations.
Underwritten Public Offering of Common Stock
On June 15, 2020, we sold 4,492,187 shares of common stock (which included shares sold pursuant to the underwriters’ full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $32.00 per share for aggregate net proceeds of $134.6 million.
Public Offering of Common Stock
On January 25, 2021, we sold 1,923,077 shares of our common stock through an underwritten public offering at a public offering price of $91.00 per share. The net proceeds to us from the offering were approximately $164.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.
On February 11, 2021, we sold 288,461 shares of our common stock pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the offering. The net proceeds to us from the full exercise of the underwriters' overallotment option were approximately $24.7 million. The aggregate net proceeds to us, including shares sold pursuant to the underwriters' full exercise of the overallotment option, were approximately $188.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$33,431	$(2,769)	$(4,007)
Investing activities	(100,394)	(22,579)	(7,929)
Financing activities	163,149	(132)	50,268
Effect of exchange rate changes on cash, cash equivalents and restricted cash	274	(849)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$96,460	$(26,329)	$38,334

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities consists of net loss, adjusted for certain noncash items in the consolidated statements of operations and changes in operating assets and liabilities.
Net cash provided by operating activities for the year ended December 31, 2020 was $33.4 million. Our net loss of $18.7 million was our primary use of cash in operating activities and included $4.8 million of cash provided by the CARES Act Provider Relief Fund. Our net loss also included the following noncash items: $23.4 million in stock-based compensation expense, $7.0 million of depreciation and amortization expense, amortization of right-of-use assets of $2.5 million and a $1.5 million loss on the revaluation of common stock warrant liability to estimated fair value. Net operating assets decreased by $3.1 million, offset by an increase in Refund liability - CMS advance payment of $20.5 million.

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
Cash Flows from Investing Activities
For the year ended December 31, 2020, net cash used in investing activities was $100.4 million and consisted of $90.0 million related to the purchase of marketable securities, $7.1 million related to additions of capital expenditures, net, $2.0 million related to payments for the license and commercialization agreement with Cibiltech and $1.3 million related to payments for acquired intangibles.
For the year ended December 31, 2019, net cash used in investing activities was $22.6 million and consisted of $18.2 million for the acquisition of Ottr, Inc. and XynManagement, $2.2 million related to additions of capital expenditures, $1.2 million related to the acquisition of intangible assets, and $1.0 million related to our investment in equity securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2020 was $163.1 million and primarily related to $134.7 million of proceeds from the issuance of shares of common stock in an underwritten offering, net of issuance costs, $23.5 million of proceeds from the issuance of shares of common stock in an “at-the-market” equity offering, net of issuance costs, proceeds from exercises of stock options of $8.0 million, proceeds from issuances of shares of common stock under our employee stock purchase plan of $1.4 million and proceeds from exercises of warrants of $0.4 million. These proceeds were partially offset by taxes paid related to net share settlements of restricted stock units of $4.5 million.
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
For a discussion regarding our cash flows for the year ended December 31, 2018, please refer to the discussion under the heading “Results of Operations—Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the consolidated financial statements, and “Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Not required.
Foreign Operations
The accompanying consolidated balance sheets contain certain recorded assets in foreign countries, namely Sweden, Austria and Australia. Although these countries are considered economically stable and we have experienced no notable burden from foreign exchange transactions, export duties or government regulations, unanticipated events in foreign countries could have a material adverse effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and marketable securities of $224.7 million and $38.2 million at December 31, 2020 and December 31, 2019, respectively, which consisted of bank deposits, money market funds and corporate debt securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.2 million on our consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden, Austria and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2020, would have negatively impacted our financial results for the year ended December 31, 2020 by $0.3 million and our product revenue by $1.0 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CareDx, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareDx, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Testing Services Revenue – Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
During the year ended December 31, 2020, the Company’s revenue from testing services was $163.6 million. As discussed in Note 2, the Company’s testing services revenue is recognized upon the delivery of test results to the prescribing physician, at which time the Company bills for its services. The Company recognizes revenue related to billings based on transaction prices estimated as the amount that will ultimately be realized.
The transaction price estimate represents differences between amounts billed and the estimated consideration the Company expects to receive based on historical collection experience and other anticipated adjustments, including anticipated payer denials. In determining the amount to recognize for a delivered test, the Company considers factors such as payment history, amount collected per test, payer coverage, and whether there is a reimbursement contract between the payer and the Company. The Company also considers whether historical collections per test are indicative of future collections or if there are any current or expected developments or changes that could affect reimbursement rates, which is an estimate that requires significant judgment by the Company.

We identified management’s estimation of the transaction price for revenue recorded as a critical audit matter due to the significant judgments required by management to estimate payer behavior. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of more experienced engagement team members, when performing audit procedures to evaluate the estimated transaction prices.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management judgments in the estimate of transaction prices for testing services revenue, included the following, among others:
•We understood and tested the design, implementation, and operating effectiveness of controls over management’s determination of the assumptions used and the related review and approval of the transaction price estimate.
•We tested the methodology used by the Company to estimate transaction prices.
•We tested the assumptions used by management to calculate transaction prices by:
•Testing the mathematical accuracy of management’s calculation.
•Testing the historical cash receipts from payers used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
•Testing management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2020.
•Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding estimated transaction price.
/s/ Deloitte & Touche LLP
San Jose, California
February 24, 2021
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareDx, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Jose, California
February 24, 2021

CareDx, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$134,669	$38,223
Marketable securities	90,034	—
Accounts receivable	34,624	24,057
Inventory	10,012	6,014
Prepaid and other current assets	3,758	3,628
Total current assets	273,097	71,922
Property and equipment, net	10,704	4,430
Operating leases right-of-use assets	15,228	4,730
Intangible assets, net	44,355	45,541
Goodwill	23,857	23,857
Restricted cash	270	256
Other assets	1,000	1,000
Total assets	$368,511	$151,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,653	$5,506
Accrued compensation	18,466	12,484
Accrued and other liabilities	20,602	16,838
Refund liability - CMS advance payment (Note 1)	20,496	—
Total current liabilities	69,217	34,828
Deferred tax liability	1,299	1,973
Common stock warrant liability	447	6,607
Deferred payments for intangible assets	3,560	5,207
Operating lease liability, less current portion	16,069	2,370
Other liabilities	240	1,751
Total liabilities	90,832	52,736
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and 2019; 49,441,166 and 42,498,430 shares issued and outstanding at December 31, 2020 and 2019, respectively	49	42
Additional paid-in capital	632,253	437,976
Accumulated other comprehensive loss	(2,096)	(5,205)
Accumulated deficit	(352,527)	(333,813)
Total stockholders’ equity	277,679	99,000
Total liabilities and stockholders’ equity	$368,511	$151,736
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Testing services revenue	$163,610	$104,550	$60,300
Product revenue	19,302	18,279	15,674
Digital and other revenue	9,282	4,239	595
Total revenue	192,194	127,068	76,569
Operating expenses:
Cost of testing services	43,932	29,622	21,456
Cost of product	13,847	12,919	11,531
Cost of digital and other	5,338	2,914	—
Research and development	48,941	30,711	14,514
Sales and marketing	53,858	38,894	21,670
General and administrative	48,806	36,540	22,976
Total operating expenses	214,722	151,600	92,147
Loss from operations	(22,528)	(24,532)	(15,578)
Other income (expense):
Interest income (expense), net	271	985	(3,701)
Debt extinguishment expenses	—	—	(5,780)
Change in estimated fair value of common stock warrant and derivative liabilities	(1,495)	319	(22,978)
CARES Act Provider Relief Fund	4,813	—	—
Other expense, net	(811)	(719)	(178)
Total other income (expense)	2,778	585	(32,637)
Loss before income taxes	(19,750)	(23,947)	(48,215)
Income tax benefit	1,036	1,979	1,434
Net loss	(18,714)	(21,968)	(46,781)
Net loss attributable to noncontrolling interest	—	—	(25)
Net loss attributable to CareDx, Inc.	$(18,714)	$(21,968)	$(46,756)
Net loss per share attributable to CareDx, Inc. (Note 3):
Basic	$(0.40)	$(0.52)	$(1.31)
Diluted	$(0.40)	$(0.52)	$(1.31)
Weighted-average shares used to compute net loss per share attributable to CareDx, Inc.:
Basic	46,481,772	42,151,617	35,638,956
Diluted	46,481,772	42,151,617	35,638,956
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(18,714)	$(21,968)	$(46,781)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	3,109	(927)	(1,933)
Net comprehensive loss	(15,605)	(22,895)	(48,714)
Comprehensive loss attributable to noncontrolling interest, net of tax	—	—	(25)
Comprehensive loss attributable to CareDx, Inc.	$(15,605)	$(22,895)	$(48,689)
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	28,825,019	$29	$264,204	$(2,345)	$(268,022)	$180	$(5,954)
Adoption of ASC 606	—	—	—	—	2,933	—	2,933
Reclassification of warrants from liability to equity	—	—	6,550	—	—	—	6,550
Issuance of common stock in connection with public offering, net of offering costs of $3,800	2,300,000	2	52,547	—	—	—	52,549
Conversion of convertible debt	6,161,331	6	38,846	—	—	—	38,852
Issuance of common stock under ESPP	76,710	—	287	—	—	—	287
RSU settlements, net of shares withheld	178,150	—	(698)	—	—	—	(698)
Issuance of common stock for services	50,509	—	273	—	—	—	273
Issuance of common stock for cash upon exercise of stock options	473,812	1	1,479	—	—	—	1,480
Issuance of common stock for cash upon exercise of warrants	3,091,581	3	38,709	—	—	—	38,712
Employee stock-based compensation expense	—	—	5,868	—	—	—	5,868
Non-employee stock-based compensation expense	—	—	1,009	—	—	—	1,009
Noncontrolling interests upon acquisition	—	—	(537)	—	—	(155)	(692)
Issuance of common stock for contingent consideration	227,848	—	2,689	—	—	—	2,689
Issuance of warrants in connection with debt	—	—	784	—	—	—	784
Foreign currency translation adjustment	—	—	—	(1,933)	—	—	(1,933)
Net loss	—	—	—	—	(46,756)	(25)	(46,781)
Balance at December 31, 2018	41,384,960	$41	$412,010	$(4,278)	$(311,845)	$—	$95,928
Contingent consideration classified as equity	—	—	222	—	—	—	222
Issuance of common stock under ESPP	51,712	—	759	—	—	—	759
RSU settlements, net of shares withheld	285,963	—	(4,152)	—	—	—	(4,152)
Issuance of common stock for services	7,569	—	209	—	—	—	209
Issuance of common stock for cash upon exercise of stock options	625,685	1	3,552	—	—	—	3,553
Issuance of common stock upon exercise of warrants	142,541	—	3,181	—	—	—	3,181
Employee stock-based compensation expense	—	—	22,195	—	—	—	22,195
Foreign currency translation adjustment	—	—	—	(927)	—	—	(927)
Net loss	—	—	—	—	(21,968)	—	(21,968)
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$—	$99,000
Issuance of common shares through public equity offering, net of commissions and offering costs of $9,166	4,492,187	4	134,580	—	—	—	134,584
Issuance of common shares in connection with "at-the-market" equity offering, net of commissions and offering costs of $785	1,000,000	1	23,450	—	—	—	23,451
Issuance of common stock under ESPP	76,723	—	1,393	—	—	—	1,393
RSU settlements, net of shares withheld	333,178	—	(4,529)	—	—	—	(4,529)
Issuance of common stock for services	11,116	—	315	—	—	—	315
Issuance of common stock for cash upon exercise of stock options	691,318	1	8,006	—	—	—	8,007
Issuance of common stock upon exercise of warrants	338,214	1	8,007	—	—	—	8,008
Employee stock-based compensation expense	—	—	23,055	—	—	—	23,055
Foreign currency translation adjustment	—	—	—	3,109	—	—	3,109
Net loss	—	—	—	—	(18,714)	—	(18,714)
Balance at December 31, 2020	49,441,166	$49	$632,253	$(2,096)	$(352,527)	$—	$277,679
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(18,714)	$(21,968)	$(46,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	23,401	22,417	7,138
Amortization of inventory fair market value adjustment	—	—	234
Loss on disposal of property and equipment	—	160	—
Depreciation and amortization	7,006	5,523	4,215
Amortization of right-of-use assets	2,538	1,621	—
Revaluation of warrants and derivative liabilities to estimated fair value	1,495	(319)	22,978
Revaluation of contingent consideration to estimated fair value	309	210	1,017
Amortization of debt discount and noncash interest expense	—	—	2,232
Debt extinguishment expenses	—	—	5,831
Changes in operating assets and liabilities:
Accounts receivable	(10,402)	(12,675)	(3,967)
Inventory	(3,196)	(1,270)	363
Prepaid and other assets	(41)	(829)	(502)
Accounts payable	4,389	1,351	(168)
Accrued compensation	5,737	3,115	4,291
Accrued and other liabilities	2,911	3,029	719
Operating lease liabilities, net	(1,475)	(1,854)	—
Refund liability - CMS advance payment	20,496	—	—
Change in deferred taxes	(1,023)	(1,280)	(1,607)
Net cash provided by (used in) operating activities	33,431	(2,769)	(4,007)
Investing activities:
Purchases of marketable securities	(90,034)	—	—
Additions of capital expenditures, net	(7,110)	(2,201)	(2,035)
Acquisition of intangible assets	(3,250)	(1,148)	(5,202)
Acquisition of business	—	(18,230)	(692)
Investment in equity securities	—	(1,000)	—
Net cash used in investing activities	(100,394)	(22,579)	(7,929)
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	134,684	—	52,910
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	23,451	—	—
Proceeds from debt, net of issuance costs	—	—	14,282
Principal payments on debt and finance lease obligations	(183)	(172)	(28,089)
Contingent payments related to acquisition of Conexio Genomics Pty Ltd.	—	(225)	(225)
Change in short-term credit facility	—	—	(677)
Proceeds from exercise of warrants	352	105	10,998
Proceeds from exercise of stock options	8,006	3,553	1,480
Proceeds from issuance of common stock under employee stock purchase plan	1,368	760	287
Taxes paid related to net share settlement of restricted stock units	(4,529)	(4,153)	(698)
Net cash provided by (used in) financing activities	163,149	(132)	50,268
Effect of exchange rate changes on cash and cash equivalents	274	(849)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	96,460	(26,329)	38,334
Cash, cash equivalents, and restricted cash at beginning of period	38,479	64,808	26,474
Cash, cash equivalents, and restricted cash at end of period	$134,939	$38,479	$64,808
Supplemental disclosures of cash information
Cash paid for interest	$10	$22	$1,774
Cash paid for income taxes	$80	$—	$—
Supplemental disclosures of cash flow information
Shares issued in lieu of payment	$315	$209	$—
Deferred payments for intangible assets	$—	$7,207	$—
Operating lease right-of-use assets	$55	$6,138	$—
Purchases of capital expenditures in accounts payable and accrued liabilities	$274	$576	$—
Issuance of common stock upon conversion of convertible debt	$—	$—	$38,852
Offering costs included in accounts payable	$—	$—	$361
ESPP shares included in accrued compensation	$800	$703	$341
Common stock warrants issued upon debt financing	$—	$—	$784
Contingent consideration	$—	$1,442	$2,689
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx, Inc. (“CareDx” or the “Company”) together with its subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value healthcare diagnostic solutions for transplant patients and caregivers. The Company’s headquarters are in South San Francisco, California. The primary operations are in Brisbane, California; Omaha, Nebraska; Fremantle, Australia and Stockholm, Sweden.
The Company’s commercially available testing services consist of AlloSure® Kidney, which is a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, which is a gene expression solution for heart transplant patients, and AlloSure® Heart, a dd-cfDNA test which can identify underlying cell injury leading to organ rejection. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, the Company began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr, Inc.”) and XynManagement, Inc. (“XynManagement”).
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
In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, the Company's Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
Clinical Studies
In January 2018, the Company initiated the Kidney Allograft Outcomes AlloSure Kidney Registry study (“K-OAR”), to develop additional data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,700 renal transplant patients who will receive AlloSure Kidney long-term surveillance.
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
In September 2019, the Company announced the commencement of the Outcomes of KidneyCare on Renal Allografts (“OKRA”) study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox developing a multimodality surveillance solution. The Company has not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox. Enrollment for OKRA was negatively affected by the COVID-19 restrictions during the year 2020, and the study has been delayed by six months; however, the collection of samples are at normal levels as a result of the introduction of RemoTraC.

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
Digital and Other
Following the acquisitions of both Ottr, Inc. and XynManagement, the Company is a leading provider of transplant patient tracking software (“Ottr software”), as well as of transplant quality tracking and waitlist management solutions. Ottr software provides comprehensive solutions for transplant patient management and enables integration with electronic medical record ("EMR") systems providing patient surveillance management tools and outcomes data to transplant centers. XynManagement provides two unique solutions, XynQAPI software (“XynQAPI”) and XynCare. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients (“SRTR”) reporting. XynCare includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
In September 2020, the Company launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
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
In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, the Company experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020, the Company launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 150 transplant centers can offer RemoTraC to their patients and over 6,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and through December 31, 2020, volumes continued to be at or above those levels since May 2020.
In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, the Company did not experience a decrease in testing services volumes. The Company’s product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. The Company's product business maintained normal sales volumes during the fourth quarter of 2020.

The Company is maintaining its testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among employees. In areas where COVID-19 impacts healthcare operations, the Company’s field-based sales and clinical support teams are supporting providers through telephone and online platforms. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the updated executive orders, San Mateo County, where the Company's laboratory and headquarters are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors.
In addition, the Company has created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in its offices for employees that do not work from home.
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $352.5 million at December 31, 2020. As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $224.7 million.
On March 27, 2020 the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to the CARES Act, the Centers for Medicare & Medicaid Services (“CMS”) expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, the Company received an advance payment from CMS of approximately $20.5 million, and recorded the payment as Deferred revenue - CMS advance payment on the Company's consolidated balance sheet.
During December 2020, the Company reassessed the Deferred revenue - CMS advance payment and determined to repay the entire amount in January 2021. The Company recorded the amount as Refund liability - CMS advance payment on the consolidated balance sheet as of December 31, 2020. Refer to Note 8, Balance Sheet Components, for further explanation.
At-the-Market Equity Offering
On August 31, 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies, LLC, as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of its common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, the Company issued and sold 1,000,000 shares of its common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to the Company of approximately $23.5 million, after deducting sales commissions and offering costs payable by the Company.
CARES Act Provider Relief Fund for Medicare Providers
Pursuant to the CARES Act, the U.S. Department of Health & Human Services (“HHS”) distributed an initial tranche of $30.0 billion in funds to healthcare providers that received Medicare fee-for-service (“FFS”) reimbursements in 2019. These payments to healthcare providers are not loans and will not be required to be repaid. As a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Due to the recent enactment of legislation and absence of definitive guidance, there is a high degree of uncertainty around the CARES Act’s implementation and the Company continues to assess the impact on its business. Furthermore, HHS has indicated that it, along with the Office of Inspector General, will be closely monitoring and auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Providers will be distributed a portion of the initial $30.0 billion of funds based on their share of total Medicare FFS reimbursements made by the U.S. in 2019. During April 2020, the Company received a payment of approximately $4.8 million, representing its portion of the initial tranche of funds, recorded in other income (expense), net on the consolidated statement of operations.
Underwritten Public Offering of Common Stock
On June 15, 2020, the Company sold 4,492,187 shares of common stock (which included shares sold pursuant to the underwriters’ full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $32.00 per share for aggregate net proceeds of $134.6 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.
Correction to Presentation
The presentation of certain prior period amounts within the accompanying consolidated statements of operations have been corrected, including creating separate line items for the presentation of cost of testing services, cost of product and cost of digital and other, which were previously reported, in aggregate, in total cost of revenue of $45.5 million and $33.0 million for the years ended December 31, 2019 and 2018, respectively. These corrections had no effect on loss from operations, loss before taxes, or net loss. The Company evaluated these corrections, considering both qualitative and quantitative factors, and concluded they are immaterial to previously issued financial statements.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, marketable securities and accounts receivable. The Company’s policy is to invest its cash and cash equivalents in money market funds, obligations of U.S. government agencies and government-sponsored entities, commercial paper, corporate debt securities and various bank deposit accounts. These financial instruments are held in Company accounts at nineteen financial institutions. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets that may be in excess of insured limits.
The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloSure Kidney and AlloMap Heart tests provided for patients located in the U.S. and billed to various third-party payers, from sales of products to distributors, strategic partners and transplant laboratories in Europe, Asia, the Middle East, Africa, the U.S., Latin America and other geographic regions, and from sales of digital solutions software. The Company has not experienced any significant credit losses and does not require collateral on receivables. For the years ended December 31, 2020, 2019 and 2018, approximately 57%, 55% and 48%, respectively, of total revenue was billed to Medicare. No other payers represented more than 10% of total revenue for the years ended December 31, 2020, 2019 and 2018.
As of December 31, 2020 and 2019, approximately 28% and 36%, respectively, of accounts receivable was due from Medicare. No other payer represented more than 10% of accounts receivable at either December 31, 2020 or 2019.
Cash and Cash Equivalents
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

Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of December 31, 2020, the Company’s marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase. These marketable securities are classified as current assets on the consolidated balance sheet.
The Company classifies its marketable securities as held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date. The Company has the positive intent and ability to hold these marketable securities to maturity. Marketable securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income (expense), net on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income (expense), net. The cost of securities sold will be determined using specific identification.
Inventory
Inventory is finished goods, work in progress, and raw materials and consists of reagent plates, laboratory supplies, reagents and finished goods kits. Inventories are used in connection with tests performed, and kits produced and may also be used for research and product development efforts. Laboratory supplies subsequently designated for research and product development use are expensed. Obsolete or damaged inventories are written off and excluded from the physical inventory. Certain inventories are stated at the lower of purchased cost, determined on an average cost basis, or net realizable value. Other inventories are stated at the lower of actual purchased cost, determined on a first-in, first-out basis, or net realizable value.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful life is generally five years for machinery, computer and office equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.
The Company capitalizes certain costs incurred for software developed or obtained for internal use (including hosting arrangements). These costs include software licenses and consulting services, as well as employee payroll and payroll-related costs. Capitalized internal-use software costs are usually amortized over a period of three to five years.
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

Acquired Intangible Assets
Amortizable intangible assets include customer relationships, developed technology, trademarks, contracts and assets acquired as part of a business combination or asset acquisition. Intangible assets subject to amortization are amortized over their estimated useful lives. Acquired in-process technology assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
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
In connection with the Company’s annual goodwill assessment on December 1, 2020, the Company performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and its market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2020, no impairment of goodwill has been identified.
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
As of December 31, 2020, no impairment of acquired in-process technology assets has been identified.
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
As of December 31, 2020, the Company’s leases have remaining terms of 0.01 years to 8.17 years, some of which include options to extend the lease term. The Company’s lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Certain finance leases also include bargain purchase options of the leased equipment.
Revenue
The Company recognizes revenue from testing services, product sales, and digital and other revenue in the amount that reflects the consideration that it expects to be entitled in exchange for goods or services as it transfers control to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

Testing Services Revenue
AlloSure Kidney, AlloMap Heart and AlloSure Heart patient tests are ordered by healthcare providers. The Company receives a test requisition form with payer information along with a collected patient blood sample. The Company considers the patient to be its customer and the test requisition form to be the contract. Testing services are performed in the Company’s laboratory. Testing services represent one performance obligation in a contract and are performed when results of the test are provided to the healthcare provider, at a point in time.
The healthcare providers that order the tests and on whose behalf the Company provides testing services are generally not responsible for the payment of these services. The first and second revenue recognition criteria are satisfied when the Company receives a test requisition form with payer information from the healthcare provider. Generally, the Company bills third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart or AlloSure Heart test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer. The Company has used the portfolio approach, a practical expedient under ASC Topic 606, Revenue from Contracts with Customers, to identify financial classes of payers. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable. The Company estimates revenue for non-contracted payers and self-payers using transaction prices determined for each financial class of payers using history of reimbursements. This includes analysis of an average reimbursement per test and a percentage of tests reimbursed. This estimate requires significant judgment.
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
Digital and Other Revenue
Digital revenue is mainly derived from perpetual software license agreements entered into with various transplant centers (customers). The main performance obligations in connection with the Company's perpetual software license agreement are the following: (i) implementation services and delivery of the perpetual software license are considered a single performance obligation, and (ii) post contract support ("PCS"). The Company allocates the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on the Company’s satisfaction of each distinct performance obligation in each agreement.
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

Cost of Digital and Other
Cost of digital and other primarily consists of personnel-related costs associated with developing, installing and maintaining software, depreciation of servers and equipment, amortization of acquired intangible assets, support of the functionality of the software's platforms, including stock-based compensation expenses, and allocated costs of facilities and information technology.
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
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the local currency for each entity, including the Swedish Krona, Australian dollar and the Euro. The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting cumulative translation adjustments are reported in other comprehensive loss. Foreign currency translation gains and losses on revenue and expenses are recognized in the consolidated statements of operations.
Comprehensive Loss
Comprehensive loss consists of net loss and other losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income or loss. For the Company, such items consist of foreign currency losses on the translation of foreign assets and liabilities.

Recent Accounting Pronouncements
In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-10, Codification Improvements, which contains amendments that improve the consistency of the ASC by including all disclosure guidance in the appropriate Disclosure Section (Section 50). The FASB provided transition guidance for all the amendments in this ASU. The amendments in Sections B and C (Section A has been removed) of this ASU are effective for annual periods beginning after December 15, 2020 for public business entities. Early application of the amendments in this ASU is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The amendments in this ASU should be applied retrospectively. The Company plans to adopt this new standard on January 1, 2021. The Company is in the process of assessing the impact that this new standard will have in its consolidated financial statements and disclosures.
In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements - Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers) (“ASU 2018-18”), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal – Use Software (ASC Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 became effective for fiscal years beginning after December 15, 2019 and interim periods therein. Early adoption of ASU 2018-15 is permitted, including adoption in any interim period. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC Topic 820) (“ASU 2018-13”), which modifies, removes and adds certain disclosure requirements on fair value measurements based on the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. ASU 2018-13 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2020, and all annual and interim reporting period thereafter. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASC Topic 326) (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model known as the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. The new CECL standard is effective for public companies for annual reporting periods beginning after December 15, 2019, and interim periods therein. ASU 2016-13 has a greater impact on banks. However, nonbank entities that have financial instruments or other assets such as trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity debt securities are subject to the CECL model. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

3. NET LOSS PER SHARE ATTRIBUTABLE TO CAREDX, INC.
Basic and diluted net loss per share attributable to CareDx, Inc. have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
For the years ended December 31, 2020, 2019 and 2018, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to CareDx, Inc. used to compute basic net loss per share	$(18,714)	$(21,968)	$(46,756)
Net loss attributable to CareDx, Inc. used to compute diluted net loss per share	$(18,714)	$(21,968)	$(46,756)
Denominator:
Weighted-average shares used to compute basic net loss per share attributable to CareDx, Inc.	46,481,772	42,151,617	35,638,956
Weighted-average shares used to compute diluted net loss per share attributable to CareDx, Inc.	46,481,772	42,151,617	35,638,956
Net loss per share attributable to CareDx, Inc.:
Basic	$(0.40)	$(0.52)	$(1.31)
Diluted	$(0.40)	$(0.52)	$(1.31)
The following potentially dilutive securities have been excluded from diluted net loss per share because their effect would be antidilutive:

	Year Ended December 31,
	2020	2019	2018
Shares of common stock subject to outstanding options	2,670,398	2,609,848	2,501,057
Shares of common stock subject to outstanding common stock warrants	6,264	355,240	656,289
Shares of common stock subject to contingent consideration	—	10	—
Restricted stock units	1,878,866	1,516,285	968,364
Total common stock equivalents	4,555,528	4,481,383	4,125,710
During 2017 and the three months ended March 31, 2018, 6,415,039 shares of common stock were issued due to the conversion of the JGB Debt (as defined below). In the three months ended June 30, 2018, the Company achieved the milestone of performing 2,500 commercial AlloSure Kidney tests resulting in the issuance of 227,848 shares of common stock to the former owners of ImmuMetrix, Inc. (“IMX”) that was accounted for as contingent consideration.
On November 13, 2018, the Company completed an underwritten public offering (the “2018 Public Offering”) pursuant to which the Company issued and sold an aggregate of 2,300,000 shares.
During April 2020, the Company issued and sold 1,000,000 shares of its common stock under the Sales Agreement pursuant to an “at-the-market” equity offering.
On June 15, 2020, the Company completed an underwritten public offering (the “2020 Public Offering”) pursuant to which the Company sold 4,492,187 shares of common stock.

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
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$85,797	$—	$—	$85,797
Liabilities
Common stock warrant liability	$—	$—	$447	$447

	December 31, 2019
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$29,177	$—	$—	$29,177
Liabilities
Common stock warrant liability	$—	$—	$6,607	$6,607

The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Common Stock Warrant Liability	(Level 3)
Balance as December 31, 2018	$10,003
Exercise of warrants	(3,077)
Change in estimated fair value	(319)
Balance as December 31, 2019	$6,607
Exercise of warrants	(7,655)
Change in estimated fair value	1,495
Balance as December 31, 2020	$447

As of December 31, 2020, the Company had one investment in convertible preferred shares carried at cost. See Note 7, "Goodwill and Intangible Assets”. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds—Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At December 31, 2020 and 2019, money market funds were included as cash and cash equivalents in the consolidated balance sheets.
•Marketable securities—Investments in marketable securities are classified within Level 2. The securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
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
Common Stock Warrant Liability Valuation Assumptions:

	December 31,
	2020	2019
Private Placement Common Stock Warrant Liability
Stock Price	$72.45	$21.57
Exercise Price	$1.12	$1.12
Remaining term (in years)	2.28	3.29
Volatility	73.00%	81.00%
Risk-free interest rate	0.14%	1.62%
Warrants liabilities exercised during 2020 and 2019 were remeasured at the exercise date. Their fair value approximates their intrinsic value, which was recorded to additional paid in capital in the consolidated statements of stockholders’ equity.
The Company’s liabilities classified as Level 3 were valued based on unobservable inputs and management’s judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of the financial instruments.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is shown in the table below (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$134,669	$38,223	$64,616
Restricted cash	270	256	192
Total cash, cash equivalents, and restricted cash at the end of the period	$134,939	$38,479	$64,808
Marketable Securities
All marketable securities were considered held-to-maturity at December 31, 2020. There were no marketable securities at December 31, 2019. As of December 31, 2020 some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of December 31, 2020. All marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the table below (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
Corporate debt securities	$90,034	$(136)	$89,898
Total short-term marketable securities	$90,034	$(136)	$89,898

Contractual maturities of the short-term marketable securities as of December 31, 2020 are as follows (in thousands):

Within one year	$90,034
After one year through five years	—
After five years through ten years	—
After ten years	—
Total	$90,034

6. BUSINESS COMBINATIONS
Ottr, Inc.
On May 7, 2019, the Company acquired 100% of the outstanding common stock of Ottr, Inc. for total consideration of $16.1 million. Ottr, Inc. was formed in 1993 and is a leading provider of organ transplant patient tracking software. The Ottr software provides comprehensive solutions for transplant patient management and enables integration with EMR systems providing patient surveillance management tools and outcomes data to transplant centers.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. Results of operations of Ottr, Inc. have been included with the Company’s results since the date of the acquisition. Acquisition-related costs of $0.6 million associated with the acquisition were expensed as incurred, and classified as part of general and administrative expenses in the consolidated statement of operations.
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
The following table summarizes the consideration paid for Ottr, Inc. and the provisional amounts of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date (in thousands):

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
At the acquisition date, the Company estimated net deferred tax assets of approximately $0.2 million arising from temporary differences related to assets acquired and liabilities assumed. The Company estimated that Ottr, Inc. had net operating losses (“NOLs”) carryforward of approximately $6.9 million, $4.3 million of which will begin to expire in 2033, and the remaining $2.6 million will be carried forward indefinitely. A full valuation allowance of $0.2 million was recognized as of the acquisition date resulting in no impact from deferred taxes to Ottr, Inc.’s opening balance. An Internal Revenue Code Section 382 study for NOLs was finalized during the third quarter of 2019 and deferred taxes acquired were finalized as of December 31, 2019.

The following table summarizes the fair values of the intangible assets acquired as of the acquisition date ($ in thousands):

	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$4,200	15
Developed technology	2,300	10
Trademark	100	2
Total	$6,600
Customer relationships acquired by the Company represent the fair value of future projected revenue that is expected to be derived from sales of Ottr, Inc.’s products to existing customers. The customer relationships’ fair value has been estimated utilizing a multi-period excess earnings method under the income approach, which reflects the present value of the projected cash flows that are expected to be generated by the customer relationships, less charges representing the contribution of other assets to those cash flows that use projected cash flows with and without the intangible asset in place. The economic useful life was determined based on the distribution of the present value of the cash flows attributable to the intangible asset.
The acquired developed technology represents the fair value of Ottr, Inc.’s proprietary software. The trademark acquired consists primarily of the Ottr, Inc. brand and markings. The fair value of both the developed technology and the trademark were determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved due to its ownership of the asset. The royalty rates of 15.0% and 1.0% were used to estimate the fair value of the developed technology and the trademark, respectively.
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

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the year ended December 31, 2020.
The following table presents details of the Company’s goodwill as of December 31, 2020 and 2019 ($ in thousands):

	2020	2019
Balance as of January 1,	$23,857	$12,005
Goodwill acquired	—	11,852
Balance as of December 31,	$23,857	$23,857
On December 1, 2020, the Company performed a qualitative assessment of its reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions, and its market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at this time. As of December 31, 2020, no impairment of goodwill has been identified.
Intangible Assets
The following tables present details of the Company’s intangible assets as of December 31, 2020 (dollar amounts in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$31,209	$(8,991)	$(725)	$21,493	9.1
Customer relationships	18,168	(4,684)	(449)	13,035	10.9
Commercialization rights	8,079	(1,039)	—	7,040	8.7
Trademarks and tradenames	2,360	(804)	(19)	1,537	9.9
Total intangible assets with finite lives	59,816	(15,518)	(1,193)	43,105
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$61,066	$(15,518)	$(1,193)	$44,355
The following tables present details of the Company’s intangible assets as of December 31, 2019 (dollar amounts in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$29,106	$(6,473)	$(1,852)	$20,781	8.2
Customer relationships	18,168	(3,397)	(1,498)	13,273	10.1
Commercialization rights	8,079	(231)	—	7,848	9.7
Trademarks and tradenames	2,360	(618)	(206)	1,536	9.1
Total intangible assets with finite lives	57,713	(10,719)	(3,556)	43,438
Acquired in-process technology	2,103	—	—	2,103
Total intangible assets	$59,816	$(10,719)	$(3,556)	$45,541

Acquisition of intangible assets
In June 2020, the Company commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology can provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT, previously included in Acquired in-process technology as of December 31, 2019, is included in Acquired and developed technology as of December 31, 2020.
Illumina License and Commercialization Agreement
On May 4, 2018, the Company entered into a license agreement with Illumina, which provides the Company with certain worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in the field of bone marrow and solid organ transplantation diagnostic testing (the “Field”). As a result, from June 1, 2018, the Company is the exclusive worldwide distributor of Illumina’s TruSight HLA product line. In addition, the Company was also granted the exclusive right to develop and commercialize other NGS product lines for use in the Field.
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
Amortization of Intangible Assets
Amortization expense was $4.8 million, $3.6 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2020, $1.3 million, $1.7 million, $0.3 million and $1.5 million were amortized to cost of testing services, cost of product, cost of digital and other and sales and marketing, respectively. For the year ended December 31, 2019, $0.7 million, $1.4 million, $0.2 million and $1.3 million were amortized to cost of testing services, cost of product, cost of digital and other and sales and marketing, respectively. For the year ended December 31, 2018, $0.5 million, $1.5 million, $0.0 million and $1.0 million were amortized to cost of testing services, cost of product, cost of digital and other and sales and marketing, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of digital and other and sales and marketing expenses in the consolidated statements of operations.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2020 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Digital and Other	Sales and Marketing	Total
2021	$1,316	$1,847	$345	$1,392	$4,900
2022	1,316	1,847	345	1,374	4,882
2023	1,316	1,847	345	1,374	4,882
2024	1,316	1,847	345	1,374	4,882
2025	1,316	1,847	345	1,374	4,882
Thereafter	5,457	4,340	1,192	7,688	18,677
Total future amortization expense	$12,037	$13,575	$2,917	$14,576	$43,105

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$1,702	$1,236
Work in progress	2,936	1,189
Raw materials	5,374	3,589
Total inventory	$10,012	$6,014
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$9,325	$7,546
Leasehold improvements	8,096	5,458
Computer and office equipment	5,414	4,996
Internally developed software	2,312	—
Furniture and fixtures	683	683
Construction in progress	1,873	840
Property and equipment	$27,703	$19,523
Less: Accumulated depreciation and amortization	(16,999)	(15,093)
Property and equipment, net	$10,704	$4,430
Depreciation expense was $1.9 million, $1.6 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Assets purchased under finance leases, included above in machinery and equipment, and computer and office equipment, were $0.6 million at each of December 31, 2020 and 2019. Accumulated depreciation was $0.4 million at each of December 31, 2020 and 2019. Related amortization expense, included in depreciation and amortization expense, was $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Clinical studies	$6,733	$3,068
Deferred revenue	3,530	3,686
Short-term lease liability	2,033	3,017
Deferred payments for intangible assets	2,000	2,098
Professional fees	1,529	766
Accrued royalty	1,072	547
Contingent consideration	738	810
Test sample processing fees	416	835
Other accrued expenses	2,551	2,011
Total accrued and other liabilities	$20,602	$16,838

CMS Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020, the U.S. government enacted the CARES Act. Pursuant to the CARES Act, CMS expanded its current Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS was authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submits a request to the appropriate Medicare Administrative Contractor and meets the required qualifications. During April 2020, the Company received an advance payment from CMS of approximately $20.5 million and recorded the payment as Deferred revenue - CMS advance payment on the Company's consolidated balance sheet.
During December 2020, the Company reassessed the Deferred revenue - CMS advance payment and determined to repay the entire amount in January 2021. The Company recorded the amount as Refund liability - CMS advance payment on the consolidated balance sheet as of December 31, 2020.
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in South San Francisco, California; Brisbane, California; West Chester, Pennsylvania; Fremantle, Australia; and Stockholm, Sweden; and Vienna, Austria. The Company also leases equipment under finance lease agreements.
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
As of December 31, 2020, the carrying value of the ROU asset was $15.2 million. The related current and non-current liabilities as of December 31, 2020 were $2.0 million and $16.1 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the consolidated balance sheets.
The following table summarizes the lease cost for the year ended December 31, 2020 (in thousands):

Operating lease cost	$4,441
Finance lease cost	205
Total lease cost	$4,646
Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

Other information:
Weighted-average remaining lease term - Operating leases (in years)	7.30
Weighted-average remaining lease term - Finance leases (in years)	0.42
Weighted-average discount rate - Operating leases (%)	10.5%
Weighted-average discount rate - Finance leases (%)	5.4%
Rent expense under the non-cancelable operating leases was $4.9 million, $2.3 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum lease commitments under these operating and finance leases on December 31, 2020, are as follows (in thousands):

Years ending December 31,	Finance Leases	Operating Leases
2021	$71	$4,562
2022	—	5,014
2023	—	3,769
2024	—	3,892
2025	—	4,037
Thereafter	—	10,256
Total minimum lease payments	$71	$31,530
The current portion of obligations under finance leases is included in accrued and other liabilities, and the long-term portion of finance leases are included in other liabilities within the consolidated balance sheets.
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
Illumina
On May 4, 2018, the Company entered into the License Agreement with Illumina (the “Illumina Agreement”). The Illumina Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of products covered by the Illumina Agreement.
Cibiltech Commitments
Pursuant to the Cibiltech Agreement, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from KidneyCare iBox.
Tax Commitments
As of December 31, 2020, the Company had gross unrecognized tax benefits of $4.4 million, which include penalties and interest of $0.2 million. Approximately $0.2 million has been recorded as a noncurrent liability. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Other Commitments
Pursuant to the Illumina Agreement, the Company has agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023.
The Company has also committed to make potential future payments to third parties as part of its collaboration and licensing agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones.
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure; the Court granted Natera’s request. Trial is currently scheduled to begin on July 26, 2021.

In addition, in response to the Company's patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
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
10. DEBT
The Company did not have any outstanding debt as of December 31, 2020.
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
11. STOCKHOLDERS’ EQUITY
JGB Debt
On October 5, 2017, JGB converted $1.3 million of outstanding principal under certain debentures into shares of common stock. Accordingly, the Company issued 288,022 shares of common stock to JGB at a price per share of $4.34. In 2018, JGB converted the remaining $26.7 million of outstanding principal and accrued interest for a total issuance of 6,161,331 shares of the Company’s common stock at a price per share of $4.33.
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

At-the-Market Equity Offering
On August 31, 2018, the Company entered into the Sales Agreement with Jefferies, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of its common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, the Company issued and sold 1,000,000 shares of its common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to the Company of approximately $23.5 million, after deducting sales commissions and offering costs payable by the Company.
Underwritten Public Offering of Common Stock
On June 15, 2020, the Company sold in the 2020 Public Offering an aggregate of 4,492,187 shares of its common stock, including 585,937 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $32.00 per share. Total net proceeds received were $134.6 million net of underwriter's fees and issuance costs.
The Company did not issue preferred stock during the years ended December 31, 2020, 2019 and 2018.
12. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the employee plan. The Company incurred expenses related to contributions to the plan of $0.7 million, $0.6 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
13. WARRANTS
The Company issues common stock warrants in connection with debt or equity financings to lenders, placement agents and investors. Issued warrants are considered standalone financial instruments and the terms of each warrant are analyzed for equity or liability classification in accordance with U.S. GAAP. Warrants that are classified as liabilities usually have various features that would require net-cash settlement by the Company. Warrants that are not liabilities, derivatives and/or meet the exception criteria are classified as equity. Warrants liabilities are remeasured at fair value at each period end with changes in fair value recorded in the consolidated statements of operations until expired or exercised. Warrants that are classified as equity are valued at their relative fair value on the date of issuance, recorded in additional paid in capital and not remeasured.
During the year ended December 31, 2020, warrants to purchase approximately 314,000 shares of common stock were exercised for cash proceeds of $0.4 million. During the year ended December 31, 2020, a warrant to purchase approximately 34,000 shares of common stock was exercised on a cashless basis and approximately 24,000 shares were issued pursuant to the exercise.
During the year ended December 31, 2019, warrants to purchase approximately 94,000 shares of common stock were exercised for cash proceeds of $0.1 million. During the year ended December 31, 2019, approximately 207,400 warrants were exercised on a cashless basis and approximately 49,000 shares were issued pursuant to the exercises.
As of December 31, 2020, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
April 2016	Liability	7 years	$1.12	6,264
				6,264

14. STOCK INCENTIVE PLANS
2014 Equity Incentive Plan
The Company grants stock based awards under 2014 Equity Inceptive Plan (the “2014 Plan”) that allows for issuance of stock options, restricted stock units (“RSUs”) and other stock awards to the Company’s employees, directors, and consultants. Stock options granted under the 2014 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. There were 513,437 shares of common stock reserved for future issuance under the 2014 Plan as of December 31, 2020.
2016 Inducement Plan
On April 21, 2016, the Company adopted the 2016 Inducement Equity Incentive Plan (the “2016 Plan”), pursuant to which the Company may grant stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The 2016 Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex AB. The terms in the 2016 Plan are substantially similar to the 2014 Plan. There were 62,752 shares of common stock reserved for future issuance under the 2016 Plan as of December 31, 2020.
The 2016 Plan allows RSUs to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs pursuant to the 2016 Plan starting June 2016.
2019 Inducement Equity Incentive Plan
The Company grants stock based awards under 2019 Inducement Equity Incentive Plan (the “2019 Plan”) that allows for issuance of stock options, RSUs and other stock awards to new employees of the Company. Stock options granted under the 2019 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. The terms in the 2019 Plan are substantially similar to the 2014 Plan. There were 96,779 shares of common stock reserved for future issuance under the 2019 Plan as of December 31, 2020.
Stock Options and RSUs
The following table summarizes option and RSUs activity under the Company’s 2014 Plan, 2016 Plan and 2019 Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2019	504,775	2,609,848	$16.47	1,516,285	$22.51
Additional options authorized	1,699,549	—	—	—	—
Common stock awards for services	(11,116)	—	—	—	—
RSUs granted	(1,287,234)	—	—	1,287,234	31.71
RSUs vested	—	—	—	(577,997)	22.28
Options granted	(1,082,339)	1,082,339	29.11	—	—
Options exercised	—	(688,818)	11.58	—	—
Repurchases of common stock under employee incentive plans	169,706	—	—	—	—
RSUs forfeited	346,656	—	—	(346,656)	25.06
Options forfeited	306,075	(306,075)	24.46	—	—
Options expired	26,896	(26,896)	19.18	—	—
Balance—December 31, 2020	672,968	2,670,398	$21.92	1,878,866	$28.42

The total intrinsic value of options exercised was $19.2 million, $15.1 million and $6.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The total fair value of RSUs vested during 2020 was $15.7 million. As of December 31, 2020, the total intrinsic value of outstanding RSUs was approximately $136.0 million and there were $39.8 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.00 years.
Options outstanding that have vested and are expected to vest at December 31, 2020 are as follows:

	Number of Shares Issued (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	987,653	$14.64	6.47	$57,101
Expected to Vest	1,553,039	26.16	8.76	71,883
Total	2,540,692			$128,984
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2020 for stock options that were in-the-money.
The weighted-average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2020, 2019 and 2018 using the Black-Scholes Model was $18.97, $17.74 and $9.05, respectively.
The total fair value of options that vested during 2020 was $9.0 million. As of December 31, 2020, there were approximately $23.9 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.85 years.
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
During the offering period in 2020 that ended on June 30, 2020, 38,576 shares were purchased for aggregate proceeds of $0.7 million from the issuance of shares, which occurred on July 1, 2020. The Company issued 76,723 shares and 51,712 shares of common stock during the years ended December 31, 2020 and December 31, 2019, respectively, pursuant to the ESPP. The Company received proceeds of $1.4 million and $0.8 million from the purchases of shares during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had 511,933 shares available for issuance under the ESPP.
Board of Directors Stock Awards Granted for Services
For the years ended December 31, 2020, 2019 and 2018, the Company paid a portion of its directors’ compensation through the award of fully vested common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares at the grant date price per share, which is the fair value. As of December 31, 2020, there were a total of 265,083 shares issued to the Company’s directors, for a total fair value of $1.7 million. Stock-based compensation expense associated with the awards was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, which was included in general and administrative expense in the consolidated statements of operations.

Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Employee stock options
Expected term (in years)	5.98	5.97	5.90
Expected volatility	75.56%	70.78%	69.69%
Risk-free interest rate	0.69%	2.32%	2.77%
Expected dividend yield	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Expected volatility	62.56% – 93.17%	70.80% – 76.66%	59.94% – 105.32%
Risk-free interest rate	0.17% – 1.57%	2.10% – 2.51%	1.61% – 2.14%
Expected dividend yield	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the years ended December 31, 2020, 2019 and 2018, included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of testing services	$1,493	$1,751	$761
Cost of product	391	280	60
Cost of digital and other	449	152	—
Research and development	4,676	4,422	1,631
Sales and marketing	5,795	4,008	986
General and administrative	10,597	11,804	3,700
Total	$23,401	$22,417	$7,138
No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of stock-based compensation costs were capitalized for the periods presented.

15. INCOME TAXES
Loss before income taxes for the years ended December 31, 2020, 2019 and 2018 is summarized as follows (in thousands):

	As of December 31,
	2020	2019	2018
United States	$(14,233)	$(19,386)	$(41,109)
Foreign	(5,517)	(4,561)	(7,106)
Total loss before income taxes	$(19,750)	$(23,947)	$(48,215)
The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2020	2019	2018
Current
Federal	$(58)	$(571)	$24
State	1	1	—
Foreign	160	83	139
Total current income tax expense (income tax benefit)	103	(487)	163
Deferred
Federal	91	(558)	13
State	(52)	(47)	4
Foreign	(1,178)	(887)	(1,614)
Total deferred income tax benefit	(1,139)	(1,492)	(1,597)
Income tax benefit	$(1,036)	$(1,979)	$(1,434)
The Company's actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rates of 21% in each of the years ended 2020, 2019 and 2018, to loss before income taxes as a result of the following:

	Year Ended December 31,
	2020	2019	2018
Federal tax statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	13.5%	9.9%	1.3%
Change in valuation allowance	(34.4)%	(16.6)%	(9.4)%
Foreign rate differential	1.8%	0.3%	2.4%
Warrant revaluation	(1.7)%	0.3%	(10.0)%
Interest expense	(0.3)%	(0.2)%	(1.7)%
Non-deductible executive compensation	(6.8)%	(7.6)%	(0.7)%
Research credits	3.9%	2.6%	0.4%
Changes in net operating loss carryforwards, including expirations	6.9%	(1.5)%	—%
Other	1.2%	0.1%	(0.3)%
Effective income tax rate	5.2%	8.3%	3.0%

Deferred income tax assets and liabilities consist of the following: (in thousands):

	As of December 31, 2020
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$60,578	$56,735
Tax credit carryforwards	8,507	7,239
Accruals	4,598	2,649
Property and equipment	1,047	1,078
Lease liability	4,408	1,015
Other	4,302	2,224
Gross deferred tax assets	83,440	70,940
Valuation allowance	(72,860)	(64,412)
Total deferred tax assets	10,580	6,528

Deferred tax liabilities:
Purchased intangibles	(7,683)	(7,589)
Operating leases right-of-use assets	(3,708)	(878)
Other	(488)	(34)
Total deferred tax liabilities	(11,879)	(8,501)
Net deferred tax liabilities	$(1,299)	$(1,973)
The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance. The valuation allowance increased by $8.4 million and $4.1 million during the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Company had domestic federal net operating loss carryforwards of $239.0 million, domestic state net operating loss carryforwards of $93.9 million, and foreign net operating loss carryforwards of $15.3 million that can reduce future taxable income. Of the $239.0 million of federal net operating losses, $32.6 million is carried forward indefinitely. The remaining domestic federal and state net operating loss carryforwards will begin to expire in 2021 and 2029, respectively. The foreign net operating loss carryforwards can be carried forward indefinitely.
As of December 31, 2020, the Company had credit carryforwards of approximately $6.9 million and $7.6 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards begin to expire in 2021. California credits have no expiration date.
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
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$3,650	$3,449	$3,164
Additions based on tax positions related to the current year	824	667	285
Decreases based on tax positions related to prior years	(58)	(466)	—
Balance at the end of the year	$4,416	$3,650	$3,449

None of the $4.4 million net unrecognized tax benefit as of December 31, 2020, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2020, given the Company's valuation allowance, the uncertain tax benefits would not have impacted the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2020 and December 31, 2019, the Company had in each year $0.2 million of cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next twelve months.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to net operating loss and credit carryovers, the domestic federal and state income tax returns are subject to tax authority examination from inception. In foreign jurisdictions where the Company files income tax returns, the statutes of limitations with respect to these jurisdictions vary from jurisdiction to jurisdiction and range from 3 to 6 years.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. The Company calculated the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, which did not result in any additional income tax expense in the fourth quarter of 2017. The enactment of the Tax Act also requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. Consequently, the Company accounted for a provisional estimated reduction of the U.S. deferred tax assets from $72.5 million to approximately $45.9 million with a corresponding decrease of $27.0 million to the Company’s valuation allowance in 2018. The Company completed its analysis of the impacts of the 2017 Tax Act in the fourth quarter of 2018 with no net change to its provisional estimates.
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

16. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company's Chief Operating Decision Maker (“CODM”), or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its Chief Executive Officer as the CODM. In determining its reportable segments, the Company considered the markets and types of customers served and the products or services provided in those markets. The Company operates in a single reportable segment.
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Year Ended December 31,
	2020	2019	2018
Testing services revenue
United States	$163,221	$104,056	$59,683
Rest of World	389	494	617
	$163,610	$104,550	$60,300
Product revenue
United States	$9,219	$8,078	$5,881
Europe	7,475	7,690	7,506
Rest of World	2,608	2,511	2,287
	$19,302	$18,279	$15,674
Digital and other revenue
United States	$9,063	$4,062	$499
Europe	87	100	96
Rest of World	132	77	—
	$9,282	$4,239	$595

Total United States	$181,503	$116,196	$66,063
Total Europe	$7,562	$7,790	$7,602
Total Rest of World	$3,129	$3,082	$2,904

Total	$192,194	$127,068	$76,569
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2020	December 31, 2019
Long-lived assets:
United States	$9,888	$3,346
Europe	351	509
Rest of World	465	575
Total	$10,704	$4,430

17. SUBSEQUENT EVENTS
CMS Accelerated and Advance Payment Program for Medicare Providers
As discussed in Note 8, on January 19, 2021, the Company repaid the $20.5 million Refund liability - CMS advance payment. After repayment, the remaining balance was $0.0 million.
Underwritten Public Offering of Common Stock
On January 25, 2021, the Company sold 1,923,077 shares of its common stock through an underwritten public offering at a public offering price of $91.00 per share. The net proceeds to the Company from the offering were approximately $164.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.
On February 11, 2021, the Company sold 288,461 shares of its common stock pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the offering. The net proceeds to the Company from the full exercise of the underwriters' overallotment option were approximately $24.7 million. The aggregate net proceeds to the Company, including the shares sold pursuant to the underwriters' full exercise of the overallotment option, were approximately $188.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.
TransChart LLC
In January 2021, the Company acquired TransChart LLC (“TransChart”) for cash. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. TransChart builds on the Company's digital offerings, which include Ottr, Inc. transplant electronic medical record software and XynQAPI transplant quality management solutions.
Given the timing of the closing of this transaction, the Company is currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, the Company is not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. The Company will disclose this and other related information in the Company's Form 10-Q for the quarter ended March 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 2013 Internal Control-Integrated Framework. Based on our assessment, management has concluded the Company maintained effective internal control over financial reporting as of December 31, 2020.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
None.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 in connection with the Annual Meeting of Stockholders to be held in 2021, or the 2021 Proxy Statement. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to from the information contained in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file our 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to from the information contained in our 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	8/28/2014
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36536	3.4	8/28/2014
4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	3/31/2015
4.2#	2014 Equity Incentive Plan and forms of agreements, as amended.	8-K	001-36536	10.1	6/26/2018
4.3#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.	SC TO-I	005-88252	99(d)(3)	10/12/2017
4.4#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	7/18/2014
4.5#	2016 Inducement Equity Incentive Plan.	S-8	333-211538	4.1	5/23/2016
4.6	Form of Warrant.	8-K	001-36536	10.3	4/14/2016
4.7#	2019 Inducement Equity Incentive Plan.	8-K	001-36536	10.1	9/4/2019
4.8*	Description of Securities of CareDx, Inc.
10.1#	Executive Chair Agreement, dated October 29, 2020, by and between the Registrant and Peter K. Maag, Ph.D.	8-K	001-36536	10.2	10/29/2020
10.2#	Offer Letter, dated October 18, 2011, by and between the Registrant and Michael D. Goldberg.	10-K	001-36536	10.15	3/31/2015
10.3#	Offer Letter, dated April 8, 2014, by and between the Registrant and George Bickerstaff, III.	10-K	001-36536	10.14	3/31/2015
10.4#	Offer Letter, between the Registrant and Sasha King, dated October 20, 2017.	10-K	001-36536	10.6	3/22/2018
10.5#	Offer Letter, dated November 13, 2018, between the Registrant and Reginald Seeto, MBBS.	8-K	001-36536	10.1	11/26/2018
10.6#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	6/3/2014
10.7#	Amendment to Change of Control and Severance Agreement, dated October 29, 2020, by and between CareDx, Inc. and Reginald Seeto, MBBS.	8-K	001-36536	10.1	10/29/2020
10.8#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	6/3/2014
10.9#	Executive Incentive Compensation Plan.	10-K	001-36536	10.19	3/31/2015
10.10#	Outside Director Compensation Policy.
10.11	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	6/3/2014

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.12+	Second Amendment to Lease, dated January 2, 2020, by and between the Registrant and BMR-Bayshore Boulevard LP (formerly known as BMR-Bayshore Boulevard LLC), for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	10-Q	001-36536	10.1	4/30/2020
10.13+	Consent to Sub-Sublease Agreement, dated as of October 30, 2019, by and among AP3-SF2 CT South, LLC, SuccessFactors, Inc., Medeor Therapeutics, Inc. and CareDx, Inc. for office space located at One Tower Place, 9th Floor, South San Francisco, California 94080.	10-Q	001-36536	10.2	4/30/2020
10.14†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	S-1/A	333-196494	10.17	7/15/2014
10.15	Sales Agreement, dated August 31, 2018 by and between the Registrant and Jeffries LLC.	S-3	333-227168	1.2	8/31/2018
10.16†	License and Commercialization Agreement, dated May 4, 2018, between the Registrant and Illumina, Inc.	10-Q/A	001-36536	10.3	10/9/2018
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 115 of this Annual Report on Form 10-K).
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL
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

CAREDX, INC.

By:	/s/ Reginald Seeto, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
Date: February 24, 2021
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reginald Seeto and Marcel Konrad, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date
/s/ REGINALD SEETO, MBBS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Reginald Seeto, MBBS

/s/ MARCEL KONRAD	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021
Marcel Konrad

/s/ PETER MAAG, PH.D.	Executive Chair and Director	February 24, 2021
Peter Maag, Ph.D.

/s/ GEORGE W. BICKERSTAFF, III	Director	February 24, 2021
George W. Bickerstaff, III

/s/ FRED E. COHEN	Director	February 24, 2021
Fred E. Cohen

/s/ GRACE COLÓN	Director	February 24, 2021
Grace Colón

/s/ CHRISTINE M. COURNOYER	Director	February 24, 2021
Christine M. Cournoyer

/s/ MICHAEL D. GOLDBERG	Director	February 24, 2021
Michael D. Goldberg

/s/ RALPH SNYDERMAN	Director	February 24, 2021
Ralph Snyderman

/s/ WILLIAM HAGSTROM	Director	February 24, 2021
William Hagstrom