Form 10-Q
period 2021-06-30
CareDx, Inc.
filed 2021-07-29
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
There were 52,627,165 shares of the registrant’s Common Stock issued and outstanding as of July 27, 2021.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$335,625	$134,669
Marketable securities	34,317	90,034
Accounts receivable	48,066	34,624
Inventory	15,060	10,012
Prepaid and other current assets	7,928	3,758
Total current assets	440,996	273,097
Property and equipment, net	14,219	10,704
Operating leases right-of-use assets	17,859	15,228
Intangible assets, net	48,432	44,355
Goodwill	26,051	23,857
Restricted cash	268	270
Other assets	9,590	1,000
Total assets	$557,415	$368,511
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,563	$9,653
Accrued compensation	16,710	18,466
Accrued and other liabilities	26,982	20,602
Refund liability - CMS advance payment (Note 1)	—	20,496
Total current liabilities	56,255	69,217
Deferred tax liability	810	1,299
Common stock warrant liability	283	447
Deferred payments for intangible assets	1,968	3,560
Operating lease liability, less current portion	17,783	16,069
Other liabilities	473	240
Total liabilities	77,572	90,832
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 52,552,761 shares and 49,441,166 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	51	49
Additional paid-in capital	838,089	632,253
Accumulated other comprehensive loss	(3,156)	(2,096)
Accumulated deficit	(355,141)	(352,527)
Total stockholders’ equity	479,843	277,679
Total liabilities and stockholders’ equity	$557,415	$368,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Testing services revenue	$64,890	$36,293	$124,171	$67,735
Product revenue	6,861	3,291	12,639	7,986
Digital and other revenue	2,437	2,217	4,778	4,460
Total revenue	74,188	41,801	141,588	80,181
Operating expenses:
Cost of testing services	17,235	10,803	33,718	18,731
Cost of product	5,205	2,731	8,852	5,930
Cost of digital and other	1,533	1,491	2,982	2,756
Research and development	19,036	13,129	35,040	23,142
Sales and marketing	19,599	12,134	35,051	23,857
General and administrative	16,322	12,316	31,545	22,319
Total operating expenses	78,930	52,604	147,188	96,735
Loss from operations	(4,742)	(10,803)	(5,600)	(16,554)
Other income (expense):
Interest income, net	1	21	127	117
Change in estimated fair value of common stock warrant liability	(65)	(664)	(38)	(1,069)
CARES Act Provider Relief Fund	—	4,813	—	4,813
Other income (expense), net	2,779	(255)	2,534	(318)
Total other income	2,715	3,915	2,623	3,543
Loss before income taxes	(2,027)	(6,888)	(2,977)	(13,011)
Income tax benefit	100	330	363	630
Net loss	$(1,927)	$(6,558)	(2,614)	(12,381)
Net loss per share (Note 3):
Basic	$(0.04)	$(0.15)	$(0.05)	$(0.28)
Diluted	$(0.04)	$(0.15)	$(0.05)	$(0.28)
Weighted-average shares used to compute net loss per share:
Basic	52,224,300	44,708,037	51,705,587	43,765,732
Diluted	52,224,300	44,708,037	51,705,587	43,765,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,927)	$(6,558)	$(2,614)	$(12,381)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	443	1,596	(1,060)	(109)
Net comprehensive loss	$(1,484)	$(4,962)	$(3,674)	$(12,490)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	49,441,166	$49	$632,253	$(2,096)	$(352,527)	$277,679
Issuance of common shares through public equity offering, net of commissions and offering costs of $12,495	2,211,538	2	188,753	—	—	188,755
Issuance of common stock under ESPP	24,052	—	838	—	—	838
RSU settlements, net of shares withheld	121,447	—	(2,313)	—	—	(2,313)
Issuance of common stock for services	1,339	—	96	—	—	96
Issuance of common stock for cash upon exercise of stock options	139,579	—	2,193	—	—	2,193
Employee stock-based compensation expense	—	—	6,488	—	—	6,488
Foreign currency translation adjustment	—	—	—	(1,503)	—	(1,503)
Net loss	—	—	—	—	(687)	(687)
Balance at March 31, 2021	51,939,121	$51	$828,308	$(3,599)	$(353,214)	$471,546
Issuance of common stock under ESPP	—	—	—	—	—	—
RSU settlements, net of shares withheld	160,286	—	(6,638)	—	—	(6,638)
Issuance of common stock for services	23,163	—	59	—	—	59
Issuance of common stock for cash upon exercise of stock options	427,059	—	6,833	—	—	6,833
Issuance of common stock for cash upon exercise of warrants	3,132	—	205	—	—	205
Employee stock-based compensation expense	—	—	9,322	—	—	9,322
Foreign currency translation adjustment	—	—	—	443	—	443
Net loss	—	—	—	—	(1,927)	(1,927)
Balance at June 30, 2021	52,552,761	$51	$838,089	$(3,156)	$(355,141)	$479,843
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$99,000
Issuance of common stock under ESPP	38,147	—	699	—	—	699
RSU settlements, net of shares withheld	139,552	—	(1,507)	—	—	(1,507)
Issuance of common stock for services	3,091	—	66	—	—	66
Issuance of common stock for cash upon exercise of stock options	44,861	—	155	—	—	155
Issuance of common stock for cash upon exercise of warrants	295,466	—	6,299	—	—	6,299
Employee stock-based compensation expense	—	—	4,200	—	—	4,200
Foreign currency translation adjustment	—	—	—	(1,705)	—	(1,705)
Net loss	—	—	—	—	(5,823)	(5,823)
Balance at March 31, 2020	43,019,547	$42	$447,888	$(6,910)	$(339,636)	$101,384
Issuance of common shares through public equity offering, net of commissions and offering costs of $9,166	4,492,187	4	134,580	—	—	134,584
Issuance of shares in connection with at-the-market equity offering, net of commissions and offering costs of $785	1,000,000	1	23,450	—	—	23,451
Issuance of common stock under ESPP	—	—	—	—	—	—
RSU settlements, net of shares withheld	143,101	—	(2,030)	—	—	(2,030)
Issuance of common stock for services	2,992	—	58	—	—	58
Issuance of common stock for cash upon exercise of stock options	204,469	—	1,962	—	—	1,962
Issuance of common stock for cash upon exercise of warrants	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	6,320	—	—	6,320
Foreign currency translation adjustment	—	—	—	1,596	—	1,596
Net loss	—	—	—	—	(6,558)	(6,558)
Balance at June 30, 2020	48,862,296	$47	$612,228	$(5,314)	$(346,194)	$260,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(2,614)	$(12,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	15,945	10,676
Revaluation of common stock warrant liability to estimated fair value	38	1,069
Depreciation and amortization	4,102	3,249
Amortization of right-of-use assets	1,366	1,256
Unrealized gain on long-term marketable equity securities	(3,090)	—
Revaluation of contingent consideration to estimated fair value	(191)	266
Amortization of premium on short-term marketable securities, net	637	—
Changes in operating assets and liabilities:
Accounts receivable	(13,419)	(1,900)
Inventory	(5,331)	(2,682)
Prepaid and other assets	(4,203)	(665)
Operating leases liabilities, net	(951)	(721)
Accounts payable	1,559	2,569
Accrued compensation	(1,395)	(1,283)
Accrued and other liabilities	4,646	1,724
Refund liability - CMS advance payment	(20,496)	20,496
Change in deferred taxes	(445)	(630)
Net cash (used in) provided by operating activities	(23,842)	21,043
Investing activities:
Acquisition of business, net of cash acquired	(3,500)	—
Acquisition of intangible assets	(6,700)	(2,250)
Purchases of long-term marketable securities	(5,500)	—
Maturities of short-term marketable securities	55,080	—
Additions of capital expenditures, net	(4,088)	(3,434)
Net cash provided by (used in) investing activities	35,292	(5,684)
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	188,755	135,099
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	—	23,466
Proceeds from issuance of common stock under employee stock purchase plan	838	602
Taxes paid related to net share settlement of restricted stock units	(8,951)	(3,537)
Proceeds from exercise of warrants	4	304
Proceeds from exercise of stock options	9,026	2,117
Principal payments on finance lease obligations	(63)	(90)
Net cash provided by financing activities	189,609	157,961
Effect of exchange rate changes on cash and cash equivalents	(105)	(137)
Net increase in cash, cash equivalents and restricted cash	200,954	173,183
Cash, cash equivalents, and restricted cash at beginning of period	134,939	38,479
Cash, cash equivalents, and restricted cash at end of period	$335,893	$211,662
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
The Company’s commercially available testing services consist of AlloSure® Kidney, which is a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, which is a gene expression solution for heart transplant patients, and AlloSure® Heart, a dd-cf-DNA solution for heart transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, the Company began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr, Inc.”) and XynManagement, Inc. (“XynManagement”), as well as the acquisition of TransChart LLC (“TransChart”) in 2021.
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has received positive coverage decisions from several private payers, including Blue Cross Blue Shield (“BCBS”) of South Carolina, BCBS of Kansas City and Capital Health, and is reimbursed by other private payers on a case-by-case basis.
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
In May 2021, the Company purchased a minority investment of common stock in the biotechnology company Miromatrix Medical, Inc. (“Miromatrix”), for $5.0 million, and the investment is marked to market. Miromatrix works to eliminate the need for an organ transplant waiting list through the development of implantable engineered biological organs.
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
In September 2019, the Company announced the commencement of the Outcomes of KidneyCare on Renal Allografts (“OKRA”) study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox for a multimodality surveillance solution. The Company has not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare iBox.

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
In June 2021, the Company acquired the Transplant Hero patient application. The application helps patients manage their medications through alarms and interactive logging of medication events.
Also in June 2021, the Company entered into a strategic agreement with OrganX to develop clinical decision support tools across the transplant patient journey. Together, the Company and OrganX will develop advanced analytics that integrate AlloSure, the first transplant specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system. The Company has agreed to potential future milestone payments.
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

To date, more than 200 transplant centers can offer RemoTraC to their patients and over 9,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and through June 30, 2021, volumes continued to be at or above those levels since May 2020.
In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, the Company did not experience a decrease in testing services volumes. The Company’s product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. The Company's product business maintained normal sales volumes during the fourth quarter of 2020 and increased sales volumes through the first half of 2021.
The Company is maintaining its testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among employees. In areas where COVID-19 impacts healthcare operations, the Company’s field-based sales and clinical support teams are supporting providers through virtual platforms. Although the executive orders that placed certain restrictions on operations in San Mateo County and the State of California, where the Company's laboratory and headquarters are located, were lifted effective June 15, 2021, new orders or restrictions may be adopted in the future depending upon the COVID-19 transmission rates in the Company's county and state, as well as other factors.
In addition, the Company has created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in its offices for employees that do not work from home.
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $355.1 million at June 30, 2021. As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $369.9 million.
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
June 2020 Underwritten Public Offering of Common Stock
On June 15, 2020, the Company sold 4,492,187 shares of common stock (which included shares sold pursuant to the underwriters’ full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $32.00 per share for aggregate net proceeds of approximately $134.6 million.
January 2021 Underwritten Public Offering of Common Stock
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Correction to Presentation
The presentation of certain prior period amounts within the accompanying condensed consolidated statements of operations have been corrected, including creating separate line items for the presentation of cost of testing services, cost of product and cost of digital and other, which were previously reported, in aggregate, in total cost of revenue of $15.0 million and $27.4 million for the three and six months ended June 30, 2020, respectively. These corrections had no effect on loss from operations, loss before taxes, or net loss. The Company evaluated these corrections, considering both qualitative and quantitative factors, and concluded they are immaterial to previously issued financial statements.
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

Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended June 30, 2021 and 2020, approximately 61% and 56%, respectively, of total revenue was derived from Medicare. For the six months ended June 30, 2021 and 2020, approximately 61% and 55%, respectively, of total revenue was derived from Medicare.
As of June 30, 2021 and December 31, 2020, approximately 30% and 28%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable on either June 30, 2021 or December 31, 2020.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of June 30, 2021, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase. These short-term marketable securities are classified as current assets on the condensed consolidated balance sheet.
The Company classifies its short-term marketable securities as held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date. The Company has the positive intent and ability to hold these marketable securities to maturity. Short-term marketable securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income (expense), net on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term marketable securities are included in interest income (expense), net. The cost of securities sold will be determined using specific identification.
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of June 30, 2021, the Company's long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.
The Company classifies its long-term marketable debt securities as available-for-sale and reevaluates such designation at each balance sheet date. The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other income (expense) in the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on long-term marketable securities are included in interest income (expense), net.
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
As of June 30, 2021, the Company’s leases had remaining terms of 0.92 years to 7.67 years, some of which include options to extend the lease term.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which contains amendments that clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments set forth in this ASU are effective for all entities for annual periods beginning after December 15, 2021. Early application of the amendments in this ASU is permitted for all entities. The amendments in this ASU should be applied prospectively. The Company plans to adopt the standard on January 1, 2022. The Company is in the process of assessing the impact that this new standard will have on its consolidated financial statements and disclosures.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss used to compute basic and diluted net loss per share	$(1,927)	$(6,558)	$(2,614)	$(12,381)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	52,224,300	44,708,037	51,705,587	43,765,732
Net loss per share:
Basic and diluted	$(0.04)	$(0.15)	$(0.05)	$(0.28)
The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2021 and 2020 because their effect would be antidilutive:

	Three and Six Months Ended
	2021	2020
Shares of common stock subject to outstanding options	2,117,516	2,939,893
Shares of common stock subject to outstanding common stock warrants	3,132	49,006
Restricted stock units	1,868,980	1,762,420
Total common stock equivalents	3,989,628	4,751,319

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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$310,765	$—	$—	$310,765
Long-term marketable securities:
Corporate equity securities	8,090	—	—	8,090
Corporate debt securities	—	500	—	500
Total	$318,855	$500	$—	$319,355
Liabilities
Common stock warrant liability	$—	$—	$283	$283

	December 31, 2020
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$85,797	$—	$—	$85,797
Liabilities
Common stock warrant liability	$—	$—	$447	$447
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability
Balance as of December 31, 2020	$447
Exercise of warrants	(202)
Change in estimated fair value	38
Balance as of June 30, 2021	$283
As of June 30, 2021, the Company had one investment in convertible preferred shares carried at cost. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's condensed consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At June 30, 2021 and December 31, 2020, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Short-term marketable securities – Investments in short-term marketable securities are classified within Level 2. The securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
•Long-term marketable equity and debt securities – Investments in long-term marketable equity securities are classified within Level 1. The securities are recorded at fair value based on readily available quoted market prices in active markets. Investments in long-term marketable debt securities are classified within Level 2. The securities are recorded at fair value based on observable inputs for quoted prices for identical or similar assets in markets that are not active. Long-term marketable securities are located within other assets on the condensed consolidated balance sheets.
•Common stock warrant liability – Common stock warrant liability is classified within Level 3. The Company utilizes a binomial-lattice pricing model (the “Monte Carlo Simulation Model”) that involves a market condition simulation to estimate the fair value of the warrants.  The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions, including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants.  Increases (decreases) in the assumptions discussed above result in a directionally similar impact to the fair value of the common stock warrant liability.
Common Stock Warrant Liability Valuation Assumptions:

	June 30, 2021	December 31, 2020
Private Placement Common Stock Warrant Liability
Stock Price	$91.52	$72.45
Exercise Price	$1.12	$1.12
Remaining term (in years)	1.79	2.28
Volatility	70.00%	73.00%
Risk-free interest rate	0.21%	0.14%

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$335,625	$134,669	$211,409	$38,223
Restricted cash	268	270	253	256
Total cash, cash equivalents, and restricted cash at the end of the period	$335,893	$134,939	$211,662	$38,479
Marketable Securities
All short-term marketable securities were considered held-to-maturity at June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of June 30, 2021 and December 31, 2020. All short-term marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities are within one year or less as of June 30, 2021.
The long-term marketable equity securities were recorded at fair market value. The long-term marketable debt securities were considered available-for-sale at June 30, 2021. The contractual maturity of the long-term marketable debt securities are less than three years.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the table below (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
Corporate debt securities	$34,317	$(18)	$34,299
Total short-term marketable securities	34,317	(18)	34,299
Long-term marketable securities:
Corporate equity securities	5,000	3,090	8,090
Corporate debt securities	500	—	500
Total long-term marketable securities	5,500	3,090	8,590
Total	$39,817	$3,072	$42,889

	December 31, 2020
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
Corporate debt securities	$90,034	$(136)	$89,898
Total short-term marketable securities	$90,034	$(136)	$89,898

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	June 30, 2021	December 31, 2020
Within one year	$34,317	$90,034
After one year through five years	500	—
Total	$34,817	$90,034

6. BUSINESS COMBINATIONS
TransChart LLC
In January 2021, the Company acquired TransChart for cash. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. TransChart builds on the Company's digital offerings, which include Ottr, Inc. transplant electronic medical record software and XynQAPI transplant quality management solutions. As a result of the acquisition, the Company recognized goodwill of $2.2 million and intangible assets of $2.0 million.
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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and six months ended June 30, 2021. The balance of the Company's goodwill as of June 30, 2021 and December 31, 2020 was $26.1 million and $23.9 million, respectively.
Intangible Assets
The following tables present details of the Company’s intangible assets as of June 30, 2021 ($ in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$34,784	$(10,449)	$(1,057)	$23,278	8.4
Customer relationships	19,308	(5,343)	(763)	13,202	10.3
Commercialization rights	10,579	(1,469)	—	9,110	8.1
Trademarks and tradenames	2,380	(900)	(75)	1,405	9.4
Other	250	(63)	—	187	0.8
Total intangible assets with finite lives	$67,301	$(18,224)	$(1,895)	$47,182
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$68,551	$(18,224)	$(1,895)	$48,432
The following table presents details of the Company’s intangible assets as of December 31, 2020 ($ in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$31,209	$(8,991)	$(725)	$21,493	9.1
Customer relationships	18,168	(4,684)	(449)	13,035	10.9
Commercialization rights	8,079	(1,039)	—	7,040	8.7
Trademarks and tradenames	2,360	(804)	(19)	1,537	9.9
Total intangible assets with finite lives	$59,816	$(15,518)	$(1,193)	$43,105
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$61,066	$(15,518)	$(1,193)	$44,355
Acquisition of Intangible Assets
In June 2021, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. This is included within Commercialization rights as of June 30, 2021.
Also in June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of June 30, 2021.
As of June 30, 2021, the Company included acquisitions of $7.5 million, which included $3.6 million of Acquired and developed technology, $2.5 million of Commercialization rights, $1.1 million of Customer relationships and $0.3 million of Other intangible assets.

Amortization of Intangible Assets
Amortization expense was $1.4 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, expenses of $0.4 million, $0.5 million, $0.1 million and $0.4 million were amortized to cost of testing services, cost of product, cost of digital and other and sales and marketing, respectively. For the three months ended June 30, 2020, expenses of $0.3 million, $0.4 million, $0.1 million and $0.4 million were amortized to cost of testing services, cost of product, cost of digital and other and sales and marketing, respectively. Amortization expense was $2.7 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, expenses of $0.7 million, $1.0 million, $0.2 million and $0.8 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively. For the six months ended June 30, 2020, expenses of $0.7 million, $0.8 million, $0.1 million and $0.7 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2021 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Digital and Other	Sales and Marketing	Total
Remainder of 2021	$658	$970	$418	$1,011	$3,057
2022	1,316	1,941	836	1,835	5,928
2023	1,316	1,941	836	1,763	5,856
2024	1,316	1,941	600	1,763	5,620
2025	1,316	1,941	431	1,763	5,451
Thereafter	5,457	5,056	1,622	9,135	21,270
Total future amortization expense	$11,379	$13,790	$4,743	$17,270	$47,182

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$2,532	$1,702
Work in progress	3,098	2,936
Raw materials	9,430	5,374
Total inventory	$15,060	$10,012
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Clinical studies	$8,793	$6,733
Deferred revenue	3,916	3,530
Short-term lease liability	3,363	2,033
Deferred payments for intangible assets	2,000	2,000
Accrued royalty	1,539	1,072
Professional fees	1,340	1,529
Test sample processing fees	926	416
Contingent consideration	548	738
Other accrued expenses	4,557	2,551
Total accrued and other liabilities	$26,982	$20,602

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
As of June 30, 2021, the carrying value of the ROU asset was $17.9 million. The related current and non-current liabilities as of June 30, 2021 were $3.4 million and $17.8 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,207	$1,114	$2,412	$2,233
Finance lease cost	23	51	53	104
Total lease cost	$1,230	$1,165	$2,465	$2,337

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

June 30, 2021
Other information:
Weighted-average remaining lease term - Operating leases (in years)	6.56
Weighted-average remaining lease term - Finance leases (in years)	0.00
Weighted-average discount rate - Operating leases (%)	10.5%
Weighted-average discount rate - Finance leases (%)	—%

Maturities of operating and finance lease liabilities as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
Remainder of 2021	$3	$2,556
2022	—	5,095
2023	—	3,747
2024	—	3,869
2025	—	4,012
Thereafter	—	10,256
Total lease payments	3	29,535
Less imputed interest	—	8,389
Present value of future minimum lease payments	$3	21,146
Less operating lease liability, current portion		3,363
Operating lease liability, long-term portion		$17,783
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
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. Trial is currently scheduled to begin on October 25, 2021.
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
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the plan of $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. The Company incurred expenses related to contributions to the plan of $0.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
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
In the three and six months ended June 30, 2021, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4 thousand.
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
As of June 30, 2021, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
April 2016	Liability	7 years	$1.12	3,132
				3,132

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2020	672,968	2,670,398	$21.92	1,878,866	$28.42
Additional shares authorized	1,977,647	—	—	—	—
Common stock awards for services	(2,179)	—	—	—	—
RSUs granted	(623,738)	—	—	623,738	79.91
RSUs vested	—	—	—	(487,479)	23.57
Options granted	(163,629)	163,629	80.62	—	—
Options exercised	—	(566,638)	16.11	—	—
Repurchase of common stock under employee incentive plans	171,423	—	—	—	—
RSUs forfeited	146,145	—	—	(146,145)	34.16
Options forfeited	143,649	(143,649)	26.40	—	—
Options expired	6,224	(6,224)	24.74	—	—
Balance—June 30, 2021	2,328,510	2,117,516	$27.70	1,868,980	$46.49
The total intrinsic value of options exercised was $25.9 million and $35.0 million for the three and six months ended June 30, 2021, respectively. The total intrinsic value of options exercised was $3.3 million and $4.0 million for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, the total intrinsic value of outstanding RSUs was approximately $170.9 million and there were $69.3 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.16 years.
Options outstanding that have vested and are expected to vest at June 30, 2021 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	811	$17.44	6.70	$60,108
Expected to vest	1,173	34.23	8.50	67,179
Total	1,984			$127,287

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at June 30, 2021 for stock options that were in-the-money.
The total fair value of options that vested during the three and six months ended June 30, 2021 was $3.0 million and $5.7 million, respectively. As of June 30, 2021, there were approximately $24.3 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.73 years.
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
During the offering period in 2021 that ended on June 30, 2021, 21,412 shares were purchased for aggregate proceeds of $1.3 million from the issuance of shares, which occurred on July 2, 2021.  During the offering period in 2020 that ended on

December 31, 2020, 24,052 shares were purchased for aggregate proceeds of $0.8 million from the issuance of shares, which occurred on January 4, 2021.
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock options
Expected term (in years)	5.6	5.9	5.9	5.9
Expected volatility	78.07%	77.00%	77.78%	77.00%
Risk-free interest rate	1.03%	0.12%	0.76%	0.12%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	53.10%	62.56%	53.10%	62.56%
Risk-free interest rate	0.09%	1.57%	0.09%	1.57%
Expected dividend yield	—%	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and six months ended June 30, 2021 and 2020, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of testing services	$570	$423	$965	$670
Cost of product	214	133	289	192
Cost of digital and other	230	155	338	213
Research and development	1,940	1,456	3,298	2,267
Sales and marketing	2,632	1,580	4,292	2,550
General and administrative	3,811	2,670	6,763	4,784
Total	$9,397	$6,417	$15,945	$10,676
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

For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $0.1 million and $0.4 million, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively. The income tax benefit of $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses and acquired deferred tax liabilities that generate a source of income for the recognition of deferred tax assets previously not recognized. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Testing services revenue
United States	$64,839	$36,208	$123,860	$67,537
Rest of World	51	85	311	198
	$64,890	$36,293	$124,171	$67,735
Product revenue
United States	$3,465	$1,216	$5,960	$3,277
Europe	2,659	1,496	4,911	3,498
Rest of World	737	579	1,768	1,211
	$6,861	$3,291	$12,639	$7,986
Digital and other revenue
United States	$2,407	$2,153	$4,695	$4,336
Europe	10	10	41	40
Rest of World	20	54	42	84
	$2,437	$2,217	$4,778	$4,460

Total United States	$70,711	$39,577	$134,515	$75,150
Total Europe	$2,669	$1,506	$4,952	$3,538
Total Rest of World	$808	$718	$2,121	$1,493

Total	$74,188	$41,801	$141,588	$80,181

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2021	December 31, 2020
Long-lived assets:
United States	$13,592	$9,888
Europe	283	351
Rest of World	344	465
Total	$14,219	$10,704

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
Highlights for the Three and Six Months Ended June 30, 2021 and Recent Highlights
•Achieved total revenue of $74.2 million for the three months ended June 30, 2021, increasing 77% year-over-year
•Total AlloSure and AlloMap patient results provided in the quarter were approximately 37,400, which includes approximately 6,600 AlloSure Heart patient results
•As of June 30, 2021, over 65 U.S.-based transplant centers have adopted an AlloSure Kidney testing protocol. In addition, through TX Connect we now manage more than 29,000 transplant referrals to over 50 transplant centers from more than 800 dialysis centers and community nephrology practices
•Presented positive data from first 1,000 patients from KOAR Study demonstrating higher 1-year graft survival and reduction in biopsies through ARTS surveillance
Testing Services
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
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is $2,841. AlloSure Kidney is covered for use within Kaiser and has received positive coverage decisions from BCBS of South Carolina, BCBS of Kansas City, Capital Blue and BCBS Vermont. Additional coverage by other private payers occurs on a contractual or case-by-case basis.
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
In March 2021, the Company acquired certain assets of BFS Molecular S.R.L. (“BFS Molecular”), a software company focused on NGS-based patient testing solutions. BFS Molecular brings extensive software and algorithm development capabilities for NGS transplant surveillance products.
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
In June 2021, we acquired the Transplant Hero patient application. The application helps patients manage their medications through alarms and interactive logging of medication events.
Also in June 2021, we entered into a strategic agreement with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX will develop advanced analytics that integrate AlloSure, the first transplant specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system.
COVID-19 Impact
In the final weeks of March 2020 and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March 2020 and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020, we launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 200 transplant centers can offer RemoTraC to their patients and over 9,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, our testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic, and, through June 30, 2021, volumes continued to be at or above those levels since May 2020. In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, we did not experience a decrease in testing services volumes. Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business maintained normal sales volumes during the fourth quarter of 2020 and increased sales volumes through the first half of 2021.
We are maintaining our testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among our employees. In areas where COVID-19 impacts healthcare operations, our field-based sales and clinical support teams are supporting providers through virtual platforms.
Although the executive orders that placed certain restrictions on operations in San Mateo County and the State of California, where our laboratory and headquarters are located, were lifted effective June 15, 2021, new orders or restrictions may be adopted in the future depending upon the COVID-19 transmission rates in our county and state, as well as other factors. In addition, we have created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in our offices for employees that do not work from home.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart and AlloSure Heart tests, which represented 87% and 88% of our total revenue for the three and six months ended June 30, 2021, respectively, and 87% and 84% of our total revenue for the three and six months ended June 30, 2020, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
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
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9% of our total revenue for each of the three and six months ended June 30, 2021, respectively, and 8% and 10% of our total revenue for the three and six months ended June 30, 2020, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Digital and Other Revenue
Our digital and other revenue is mainly derived from sales of our Ottr software, XynQAPI, TransChart and TX Connect licenses, services and SaaS agreements across the digital portfolio. Digital and other revenue represented 3% of our total revenue for each of the three and six months ended June 30, 2021, and 5% and 6% of our total revenue for the three and six months ended June 30, 2020, respectively.

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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
(In thousands)

	Three Months Ended June 30,
	2021	2020	Change
Revenue:
Testing services revenue	$64,890	$36,293	$28,597
Product revenue	6,861	3,291	3,570
Digital and other revenue	2,437	2,217	220
Total revenue	74,188	41,801	32,387
Operating expenses:
Cost of testing services	17,235	10,803	6,432
Cost of product	5,205	2,731	2,474
Cost of digital and other	1,533	1,491	42
Research and development	19,036	13,129	5,907
Sales and marketing	19,599	12,134	7,465
General and administrative	16,322	12,316	4,006
Total operating expenses	78,930	52,604	26,326
Loss from operations	(4,742)	(10,803)	6,061
Other income (expense):
Interest income, net	1	21	(20)
Change in estimated fair value of common stock warrant liability	(65)	(664)	599
CARES Act Provider Relief Fund	—	4,813	(4,813)
Other income (expense), net	2,779	(255)	3,034
Total other income	2,715	3,915	(1,200)
Loss before income taxes	(2,027)	(6,888)	4,861
Income tax benefit	100	330	(230)
Net loss	$(1,927)	$(6,558)	$4,631

Testing Services Revenue
Testing services revenue increased by $28.6 million, or 79%, for the three months ended June 30, 2021 compared to the same period in 2020. This increase is primarily due to an increase of more than 20,000 AlloSure Kidney, AlloMap Heart and AlloSure Heart patient results provided in the three months ended June 30, 2021, compared to the same period in 2020.
Product Revenue
Product revenue increased by $3.6 million, or 108%, for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to growth from the NGS typing products.
Digital and Other Revenue
Digital and other revenue increased by $0.2 million, or 10%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to the acquisition of TransChart in January 2021.
Cost of Testing Services
Cost of testing services increased by $6.4 million, or 60%, for the three months ended June 30, 2021, compared to the same period in 2020. The increase is primarily due to increased reagents, consumables and shipping expenses of $4.8 million and personnel-related costs and stock-based compensation expense of $1.7 million.

Cost of Product
Cost of product increased by $2.5 million, or 91%, for the three months ended June 30, 2021, compared to the same period in 2020. The increase is primarily due to increased product revenue, personnel-related costs and stock-based compensation expense.
Cost of Digital and Other
Cost of digital and other increased by less than $0.1 million, or 3%, for the three months ended June 30, 2021, compared to the same period in 2020.
Research and Development
Research and development expenses increased by $5.9 million, or 45%, for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in research and development services and other expenses of $2.2 million, an increase in personnel-related costs of $1.7 million, an increase in reagents and consumables of $1.1 million and an increase in stock-based compensation expense of $0.5 million.
Sales and Marketing
Sales and marketing expenses increased by $7.5 million, or 62%, for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in personnel-related costs of $3.7 million, an increase in marketing programs and travel costs of $2.5 million and an increase in stock-based compensation expense of $1.1 million.
General and Administrative
General and administrative expenses increased by $4.0 million, or 33%, for the three months ended June 30, 2021, compared to the same period in 2020. This increase was primarily due to an increase in personnel-related expenses of $1.5 million, an increase in stock-based compensation expense of $1.1 million and an increase in legal expenses of $1.1 million.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from a loss of $0.7 million for the three months ended June 30, 2020 to a loss of $0.1 million for the three months ended June 30, 2021, resulting in a net change of $0.6 million, or 90%.
The loss of $0.1 million in the three months ended June 30, 2021 is comprised of a $0.2 million remeasurement charge for warrants exercised during the period and a $0.1 million remeasurement gain related to the change in fair value of our common stock warrant liability.
CARES Act Provider Relief Fund
The CARES Act Provider Relief Fund decreased by $4.8 million, or 100%, for the three months ended June 30, 2021, compared to the same period in 2020, due to the CARES Act payment we received in April 2020.
Other income (expense), net
Other income (expense), net increased $3.0 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to the unrealized gain on the investment in Miromatrix.

Comparison of the Six Months Ended June 30, 2021 and 2020
(In thousands)

	Six Months Ended June 30,
	2021	2020	Change
Revenue:
Testing services revenue	$124,171	$67,735	$56,436
Product revenue	12,639	7,986	4,653
Digital and other revenue	4,778	4,460	318
Total revenue	141,588	80,181	61,407
Operating expenses:
Cost of testing services	33,718	18,731	14,987
Cost of product	8,852	5,930	2,922
Cost of digital and other	2,982	2,756	226
Research and development	35,040	23,142	11,898
Sales and marketing	35,051	23,857	11,194
General and administrative	31,545	22,319	9,226
Total operating expenses	147,188	96,735	50,453
Loss from operations	(5,600)	(16,554)	10,954
Other income (expense):
Interest income, net	127	117	10
Change in estimated fair value of common stock warrant liability	(38)	(1,069)	1,031
CARES Act Provider Relief Fund	—	4,813	(4,813)
Other income (expense), net	2,534	(318)	2,852
Total other income	2,623	3,543	(920)
Loss before income taxes	(2,977)	(13,011)	10,034
Income tax benefit	363	630	(267)
Net loss	$(2,614)	$(12,381)	$9,767

Testing Services Revenue
Testing services revenue increased by $56.4 million, or 83%, for the six months ended June 30, 2021 compared to the same period in 2020. This increase is primarily due to an increase of more than 38,000 AlloSure Kidney, AlloMap Heart and AlloSure Heart patient results provided in the six months ended June 30, 2021, compared to the same period in 2020.
Product Revenue
Product revenue increased by $4.7 million, or 58%, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to growth from the NGS typing products.
Digital and Other Revenue
Digital and other revenue increased by $0.3 million, or 7%, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the acquisition of TransChart in January 2021.
Cost of Testing Services
Cost of testing services increased by $15.0 million, or 80%, for the six months ended June 30, 2021, compared to the same period in 2020. The increase is primarily due to increased reagents, consumables and shipping expenses of $11.3 million and personnel-related costs and stock-based compensation expense of $3.5 million.
Cost of Product
Cost of product increased by $2.9 million, or 49%, for the six months ended June 30, 2021, compared to the same period in 2020. The increase is primarily due to increased product revenue, personnel-related costs and stock-based compensation expense.

Cost of Digital and Other
Cost of digital and other increased by $0.2 million, or 8%, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in personnel-related costs.
Research and Development
Research and development expenses increased by $11.9 million, or 51%, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in personnel-related costs of $4.7 million, an increase in research and development services and other expenses of $4.2 million, an increase in reagents and consumables of $1.5 million, an increase in software expense of $0.7 million and an increase in stock-based compensation expense of $0.5 million.
Sales and Marketing
Sales and marketing expenses increased by $11.2 million, or 47%, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in personnel-related costs of $7.5 million, an increase in marketing programs and travel costs of $2.2 million and an increase in stock-based compensation expense of $1.1 million.
General and Administrative
General and administrative expenses increased by $9.2 million, or 41%, for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in legal expenses of $3.2 million, an increase in personnel-related costs of $3.1 million, an increase in stock-based compensation expense of $2.0 million and an increase in corporate events of $0.3 million.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability decreased from a loss of $1.1 million for the six months ended June 30, 2020 to a loss of less than $0.1 million for the six months ended June 30, 2021, resulting in a net change of $1.0 million, or 96%.
The loss of less than $0.1 million in the six months ended June 30, 2021 is comprised of a $0.2 million remeasurement charge for warrants exercised during the period and a less than $0.2 million remeasurement gain related to the change in fair value of our common stock warrant liability.
CARES Act Provider Relief Fund
The CARES Act Provider Relief Fund decreased by $4.8 million, or 100%, for the six months ended June 30, 2021, compared to the same period in 2020, due to the CARES Act payment we received in April 2020.
Other income (expense), net
Other income (expense), net increased $2.9 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the unrealized gain on the investment in Miromatrix.

Cash Flows for the Six Months Ended June 30, 2021 and 2020
The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,842)	$21,043
Investing activities	35,292	(5,684)
Financing activities	189,609	157,961
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(105)	(137)
Net increase in cash, cash equivalents and restricted cash	$200,954	$173,183

Operating Activities
Net cash provided by (used in) operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the six months ended June 30, 2021 was $23.8 million. Our net loss of $2.6 million was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included $15.9 million in stock-based compensation expense, $4.1 million of depreciation and amortization expense and $3.1 million of unrealized gain on long-term marketable equity securities. Net operating assets decreased by $19.5 million, and Refund liability - CMS advance payment decreased by $20.5 million.
Cash provided by operating activities for the six months ended June 30, 2020 was $21.0 million. Our net loss of $12.4 million included $4.8 million of cash provided by the CARES Act Provider Relief Fund, and our net loss was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included a $10.7 million stock-based compensation expense, a $1.1 million loss on the revaluation of common stock warrant liability to estimated fair value and $3.2 million of depreciation and amortization expense. Net operating assets decreased by $16.9 million, primarily due to the increase in Refund liability - CMS advance payment of $20.5 million.
Investing Activities
For the six months ended June 30, 2021, net cash provided by investing activities of $35.3 million was primarily related to the maturities of marketable securities of $55.1 million. These proceeds were partially offset by the acquisition of TransChart, net of cash acquired of $3.5 million, $6.7 million related to payments for acquired intangibles, $5.5 million related to purchases of long-term marketable securities and $4.1 million related to additions of capital expenditures, net.
For the six months ended June 30, 2020, net cash used in investing activities of $5.7 million consisted of $3.4 million related to additions of capital expenditures, net, $1.0 million related to payments for the license and commercialization agreement with Cibiltech and $1.3 million related to payments for acquired intangibles.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 of $189.6 million was primarily related to $188.8 million of proceeds from the issuance of shares of common stock in an underwritten offering, net of issuance costs, proceeds from exercises of stock options of $9.0 million and proceeds from issuances of common stock under our employee stock purchase plan of $0.8 million. These proceeds were partially offset by taxes paid related to net share settlements of restricted stock units of $9.0 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $355.1 million at June 30, 2021. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $369.9 million and no debt outstanding.
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
June 2020 Underwritten Public Offering of Common Stock
On June 15, 2020, we sold 4,492,187 shares of common stock (which included shares sold pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $32.00 per share for aggregate net proceeds of approximately $134.6 million.
January 2021 Underwritten Public Offering of Common Stock
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
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. The CARES Act freezes current (2020) CMS CLFS rates through 2021. Further, the CARES Act delays the reporting cycle under PAMA to January 1 and March 31, 2022. The next data collection period will become January 1 through June 30, 2024.
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
Continued Growth of Digital Sales
The growth of our digital revenues is tied to the continued successful implementation of our Ottr and XynQAPI software businesses, as well as continued support and maintenance of existing Ottr, Inc. and XynManagement customers. The Ottr software, TransChart, TX Connect and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of June 30, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements, and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $369.9 million and $224.7 million at June 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $1.8 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at June 30, 2021, would have negatively impacted our financial results for the six months ended June 30, 2021 by $0.2 million and our product revenue by $0.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations” is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission or the “SEC,” on February 24, 2021, or the Form 10-K, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, other than those listed below.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
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
Management is actively monitoring the effect of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. While there have recently been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the continued efficacy of such vaccines, and we do not yet know how businesses, clinics, patients or our partners will operate in a post COVID-19 environment. The ultimate impact of the COVID-19 pandemic on our business, operations, or the global economy as a whole, remains highly uncertain, and a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended June 30, 2021, our net loss was $1.9 million. As of June 30, 2021, we had an accumulated deficit of $355.1 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
We may require additional financing.
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $369.9 million and an accumulated deficit of $355.1 million. On January 25, 2021, we completed an underwritten public offering of common stock, and on February 11, 2021, we sold additional shares of common stock pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the offering. The aggregate net proceeds to us, including the shares sold pursuant to the underwriters' full exercise of the overallotment option, were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. We may require additional financing in the future to fund working capital, pay our obligations as they come due and fund our acquisitions of complementary businesses and assets. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.
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
At June 30, 2021, we had $34.3 million in marketable securities invested through a professional investment management firm. These investments are primarily in corporate debt securities, but our investments also include money market funds that meet the criteria of our investment policy, which is focused on the preservation of our capital, maintaining liquidity and providing diversification. Changes in the value of this portfolio could adversely affect our earnings, and these investments are subject to general credit, liquidity and market and interest rate risks. In particular, the value of our investments may decline due to increases or decreases in interest rates, downgrades of debt securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio and other factors, including unexpected or unprecedented events such as the COVID-19 pandemic. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost, and could have a material adverse impact on our financial condition and operating results.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and resting leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of July 16, 2021, we had 28 issued U.S. patents related to transplant rejection and autoimmunity. We have five issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2021 to 2024. We have five additional patents covering additional genes or gene variants for diagnosing transplant rejection.
In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030. A second patent included in the license from Stanford was issued in December 2017 and further covers the use of dd-cfDNA to diagnose and predict transplant status or outcome. A third and fourth patent were issued from this Stanford set in June 2019 and December 2019, respectively, covering the use of dd-cfDNA to diagnose and predict transplant status or outcome. Both patents have the same 2030 expiration date as the original Stanford patent. In April 2021, three additional patents were issued from the license from Stanford, each of which expires in 2030.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 4, 2021 to June 30, 2021, our closing stock price has ranged from $57.62 to $95.60 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. From January 4, 2021 to June 30, 2021, our closing stock price has ranged from $57.62 to $95.60 per share. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our common stock include the following:
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

Our amended and restated bylaws designate the federal district courts of the United States of America as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. This provision does not apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended, or the rules and regulations promulgated thereunder, or any other claim for which the U.S. federal courts have exclusive jurisdiction. Any person or entity holding, owning or otherwise acquiring any interest in any security of our company shall be deemed to have notice of and consented to this provision. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to this exclusive forum provision, particularly if the stockholder does not reside in or near Delaware. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended June 30, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
April 1, 2021 - April 30, 2021	51,365	(1)	$25.11
May 1, 2021 - May 31, 2021	8,784	(1)	25.80
June 1, 2021 - June 30, 2021	42,542	(1)	29.34
Total	102,691		—
(1)    Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.2(3)	Amended and Restated Bylaws.

4.1(4)	Form of Registrant’s common stock certificate.

4.2*#	2014 Equity Incentive Plan, as amended.

4.3(5)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(6)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5*#	2016 Inducement Equity Incentive Plan.

4.6(7)	Form of Warrant.

4.7*#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1(8)#	Promotion Letter, dated July 12, 2021, between CareDx, Inc. and Alex Johnson.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant's Form SC TO-I filed with the SEC on October 12, 2017.
(6)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on July 20, 2021.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: July 29, 2021	By:	/s/ REGINALD SEETO, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ANKUR DHINGRA
Ankur Dhingra
Chief Financial Officer
(Principal Accounting and Financial Officer)