Form 10-Q
period 2021-09-30
CareDx, Inc.
filed 2021-10-28
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
There were 52,802,200 shares of the registrant’s Common Stock issued and outstanding as of October 26, 2021.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$353,082	$134,669
Marketable securities	10,199	90,034
Accounts receivable	56,181	34,624
Inventory	18,800	10,012
Prepaid and other current assets	6,413	3,758
Total current assets	444,675	273,097
Property and equipment, net	18,719	10,704
Operating leases right-of-use assets	18,316	15,228
Intangible assets, net	48,367	44,355
Goodwill	26,051	23,857
Restricted cash	210	270
Other assets	6,834	1,000
Total assets	$563,172	$368,511
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,894	$9,653
Accrued compensation	24,243	18,466
Accrued and other liabilities	30,599	20,602
Refund liability - CMS advance payment (Note 1)	—	20,496
Total current liabilities	69,736	69,217
Deferred tax liability	678	1,299
Common stock warrant liability	195	447
Deferred payments for intangible assets	2,084	3,560
Operating lease liability, less current portion	17,876	16,069
Other liabilities	456	240
Total liabilities	91,025	90,832
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 52,776,733 shares and 49,441,166 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	52	49
Additional paid-in capital	843,226	632,253
Accumulated other comprehensive loss	(4,093)	(2,096)
Accumulated deficit	(367,038)	(352,527)
Total stockholders’ equity	472,147	277,679
Total liabilities and stockholders’ equity	$563,172	$368,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Testing services revenue	$66,464	$45,529	$190,635	$113,264
Product revenue	6,521	5,383	19,160	13,369
Digital and other revenue	2,604	2,457	7,382	6,917
Total revenue	75,589	53,369	217,177	133,550
Operating expenses:
Cost of testing services	18,038	11,900	51,756	30,631
Cost of product	4,919	3,705	13,771	9,635
Cost of digital and other	1,879	1,210	4,861	3,966
Research and development	19,439	12,474	54,479	35,616
Sales and marketing	21,370	13,870	56,421	37,727
General and administrative	18,671	13,117	50,216	35,436
Total operating expenses	84,316	56,276	231,504	153,011
Loss from operations	(8,727)	(2,907)	(14,327)	(19,461)
Other income (expense):
Interest income, net	20	29	147	146
Change in estimated fair value of common stock warrant liability	88	79	50	(990)
CARES Act Provider Relief Fund	—	—	—	4,813
Other expense, net	(3,440)	(254)	(906)	(572)
Total other (expense) income	(3,332)	(146)	(709)	3,397
Loss before income taxes	(12,059)	(3,053)	(15,036)	(16,064)
Income tax benefit	162	235	525	865
Net loss	$(11,897)	$(2,818)	$(14,511)	$(15,199)
Net loss per share (Note 3):
Basic	$(0.23)	$(0.06)	$(0.28)	$(0.33)
Diluted	$(0.23)	$(0.06)	$(0.28)	$(0.33)
Weighted-average shares used to compute net loss per share:
Basic	52,681,451	49,010,680	52,034,450	45,526,810
Diluted	52,681,451	49,010,680	52,034,450	45,526,810
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,897)	$(2,818)	$(14,511)	$(15,199)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(937)	962	(1,997)	853
Net comprehensive loss	$(12,834)	$(1,856)	$(16,508)	$(14,346)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	49,441,166	$49	$632,253	$(2,096)	$(352,527)	$277,679
Issuance of common shares through public equity offering, net of commissions and offering costs of $12,495	2,211,538	2	188,753	—	—	188,755
Issuance of common stock under ESPP	24,052	—	838	—	—	838
RSU settlements, net of shares withheld	121,447	—	(2,313)	—	—	(2,313)
Issuance of common stock for services	1,339	—	96	—	—	96
Issuance of common stock for cash upon exercise of stock options	139,579	—	2,193	—	—	2,193
Employee stock-based compensation expense	—	—	6,488	—	—	6,488
Foreign currency translation adjustment	—	—	—	(1,503)	—	(1,503)
Net loss	—	—	—	—	(687)	(687)
Balance at March 31, 2021	51,939,121	51	828,308	(3,599)	(353,214)	471,546
RSU settlements, net of shares withheld	160,286	—	(6,638)	—	—	(6,638)
Issuance of common stock for services	23,163	—	59	—	—	59
Issuance of common stock for cash upon exercise of stock options	427,059	—	6,833	—	—	6,833
Issuance of common stock for cash upon exercise of warrants	3,132	—	205	—	—	205
Employee stock-based compensation expense	—	—	9,322	—	—	9,322
Foreign currency translation adjustment	—	—	—	443	—	443
Net loss	—	—	—	—	(1,927)	(1,927)
Balance at June 30, 2021	52,552,761	51	838,089	(3,156)	(355,141)	479,843
Issuance of common stock under ESPP	21,412	—	1,301	—	—	1,301
RSU settlements, net of shares withheld	118,466	—	(8,707)	—	—	(8,707)
Issuance of common stock for services	4,008	—	75	—	—	75
Issuance of common stock for cash upon exercise of stock options	80,086	1	1,894	—	—	1,895
Employee stock-based compensation expense	—	—	10,574	—		10,574
Foreign currency translation adjustment	—	—	—	(937)	—	(937)
Net loss	—	—	—	—	(11,897)	(11,897)
Balance at September 30, 2021	52,776,733	$52	$843,226	$(4,093)	$(367,038)	$472,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$99,000
Issuance of common stock under ESPP	38,147	—	699	—	—	699
RSU settlements, net of shares withheld	139,552	—	(1,507)	—	—	(1,507)
Issuance of common stock for services	3,091	—	66	—	—	66
Issuance of common stock for cash upon exercise of stock options	44,861	—	155	—	—	155
Issuance of common stock for cash upon exercise of warrants	295,466	—	6,299	—	—	6,299
Employee stock-based compensation expense	—	—	4,200	—	—	4,200
Foreign currency translation adjustment	—	—	—	(1,705)	—	(1,705)
Net loss	—	—	—	—	(5,823)	(5,823)
Balance at March 31, 2020	43,019,547	$42	$447,888	$(6,910)	$(339,636)	$101,384
Issuance of common shares through public equity offering, net of commissions and offering costs of $9,166	4,492,187	4	134,580	—	—	134,584
Issuance of shares in connection with at-the-market equity offering, net of commissions and offering costs of $785	1,000,000	1	23,450	—	—	23,451
RSU settlements, net of shares withheld	143,101	—	(2,030)	—	—	(2,030)
Issuance of common stock for services	2,992	—	58	—	—	58
Issuance of common stock for cash upon exercise of stock options	204,469	—	1,962	—	—	1,962
Employee stock-based compensation expense	—	—	6,320	—	—	6,320
Foreign currency translation adjustment	—	—	—	1,596	—	1,596
Net loss	—	—	—	—	(6,558)	(6,558)
Balance at June 30, 2020	48,862,296	$47	$612,228	$(5,314)	$(346,194)	$260,767
Issuance of common stock under ESPP	38,576	—	694	—	—	694
RSU settlements, net of shares withheld	34,602	—	(466)	—	—	(466)
Issuance of common stock for services	2,731	—	96	—	—	96
Issuance of common stock for cash upon exercise of stock options	159,576	—	1,647	—	—	1,647
Issuance of common stock upon exercise of warrants	34,567	—	1,109	—	—	1,109
Employee stock-based compensation expense	—	—	6,653	—		6,653
Foreign currency translation adjustment	—	—	—	962	—	962
Net loss	—	—	—	—	(2,818)	(2,818)
Balance at September 30, 2020	49,132,348	$47	$621,961	$(4,352)	$(349,012)	$268,644
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(14,511)	$(15,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	26,583	17,424
Revaluation of common stock warrant liability to estimated fair value	(50)	990
Depreciation and amortization	6,301	5,052
Amortization of right-of-use assets	2,187	1,896
Unrealized loss on long-term marketable equity securities	167	—
Revaluation of contingent consideration to estimated fair value	(35)	301
Amortization of premium on short-term marketable securities, net	930	—
Changes in operating assets and liabilities:
Accounts receivable	(21,580)	(5,359)
Inventory	(9,417)	(3,608)
Prepaid and other assets	(2,072)	(681)
Operating leases liabilities, net	(1,677)	(1,096)
Accounts payable	400	3,831
Accrued compensation	2,711	1,501
Accrued and other liabilities	7,688	1,581
Refund liability - CMS advance payment	(20,496)	20,496
Change in deferred taxes	(589)	(879)
Net cash (used in) provided by operating activities	(23,460)	26,250
Investing activities:
Acquisition of business, net of cash acquired	(3,500)	—
Acquisition of intangible assets	(6,700)	(3,250)
Purchases of long-term marketable securities	(5,500)	—
Maturities of short-term marketable securities	78,905	—
Additions of capital expenditures, net	(7,711)	(6,670)
Net cash provided by (used in) investing activities	55,494	(9,920)
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	188,855	134,684
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	—	23,451
Proceeds from issuance of common stock under employee stock purchase plan	2,139	1,082
Taxes paid related to net share settlement of restricted stock units	(15,376)	(4,003)
Proceeds from exercise of warrants	4	343
Proceeds from exercise of stock options	10,920	3,764
Principal payments on finance lease obligations	(66)	(136)
Net cash provided by financing activities	186,476	159,185
Effect of exchange rate changes on cash and cash equivalents	(157)	64
Net increase in cash, cash equivalents and restricted cash	218,353	175,579
Cash, cash equivalents, and restricted cash at beginning of period	134,939	38,479
Cash, cash equivalents, and restricted cash at end of period	$353,292	$214,058
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
The Company’s commercially available testing services consist of AlloSure® Kidney, which is a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, which is a gene expression solution for heart transplant patients, and AlloSure® Heart, a dd-cfDNA solution for heart transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, the Company began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr, Inc.”) and XynManagement, Inc. (“XynManagement”), as well as the acquisition of TransChart LLC (“TransChart”) in 2021.
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
In September 2019, the Company announced the commencement of the Outcomes of KidneyCare on Renal Allografts (“OKRA”) study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of KidneyCare iBox for a multimodality surveillance solution. The Company has not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare.

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
In January 2021, the Company acquired TransChart LLC for cash. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. As part of its acquisition of TransChart in January 2021, the Company acquired TxAccess, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
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

To date, more than 200 transplant centers can offer RemoTraC to their patients and over 9,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic.
In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, the Company did not experience a decrease in testing services volumes. The Company’s product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. The Company's product business maintained normal sales volumes during the fourth quarter of 2020 and increased sales volumes throughout 2021.
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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $367.0 million at September 30, 2021. As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $363.3 million.
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
The Company is complying with the key terms and provisions of the CARES Act Provider Relief Fund, which includes, among other things, the requirement that the Company maintain appropriate records and cost documentation. During the quarter ended September 30, 2021, the Company was notified by HHS that the Provider Relief Fund Reporting Portal was open for reporting on the use of Provider Relief Fund payments, and the Company completed and submitted a report indicating the use of the funds the Company received pursuant to the CARES Act.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2021 and 2020, approximately 61% and 58%, respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2021 and 2020, approximately 60% and 56%, respectively, of total revenue was derived from Medicare.
As of September 30, 2021 and December 31, 2020, approximately 29% and 28%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable on either September 30, 2021 or December 31, 2020.

Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of September 30, 2021, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase. These short-term marketable securities are classified as current assets on the condensed consolidated balance sheet.
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
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of September 30, 2021, the Company's long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.
The Company classifies its long-term marketable debt securities as available-for-sale and reevaluates such designation at each balance sheet date. The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other expense, net, in the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on long-term marketable securities are included in interest income, net.
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
As of September 30, 2021, the Company’s leases had remaining terms of 0.67 years to 7.42 years, some of which include options to extend the lease term.
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
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss used to compute basic and diluted net loss per share	$(11,897)	$(2,818)	$(14,511)	$(15,199)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	52,681,451	49,010,680	52,034,450	45,526,810
Net loss per share:
Basic and diluted	$(0.23)	$(0.06)	$(0.28)	$(0.33)
The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2021 and 2020 because their effect would be antidilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Shares of common stock subject to outstanding options	1,989,286	3,082,273
Shares of common stock subject to outstanding common stock warrants	3,132	14,445
Restricted stock units	1,810,257	1,912,397
Total common stock equivalents	3,802,675	5,009,115

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

The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$334,895	$—	$—	$334,895
Long-term marketable securities:
Corporate equity securities	4,833	—	—	4,833
Corporate debt securities	—	500	—	500
Total	$339,728	$500	$—	$340,228
Liabilities
Common stock warrant liability	$—	$—	$195	$195

	December 31, 2020
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$85,797	$—	$—	$85,797
Liabilities
Common stock warrant liability	$—	$—	$447	$447
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability
Balance as of December 31, 2020	$447
Exercise of warrants	(202)
Change in estimated fair value	(50)
Balance as of September 30, 2021	$195
As of September 30, 2021, the Company had one investment in convertible preferred shares carried at cost. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's condensed consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At September 30, 2021 and December 31, 2020, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
Common Stock Warrant Liability Valuation Assumptions:

	September 30, 2021	December 31, 2020
Private Placement Common Stock Warrant Liability
Stock Price	$63.37	$72.45
Exercise Price	$1.12	$1.12
Remaining term (in years)	1.54	2.28
Volatility	66.00%	73.00%
Risk-free interest rate	0.19%	0.14%

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$353,082	$134,669	$213,798	$38,223
Restricted cash	210	270	260	256
Total cash, cash equivalents, and restricted cash at the end of the period	$353,292	$134,939	$214,058	$38,479
Marketable Securities
All short-term marketable securities were considered held-to-maturity at September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of September 30, 2021 and December 31, 2020. All short-term marketable securities with unrealized losses as of each balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities are within one year or less as of September 30, 2021.
The long-term marketable equity securities were recorded at fair market value. The long-term marketable debt securities were considered available-for-sale at September 30, 2021. The contractual maturity of the long-term marketable debt securities are less than three years.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
Corporate debt securities	$10,199	$(2)	$10,197
Total short-term marketable securities	10,199	(2)	10,197
Long-term marketable securities:
Corporate equity securities	5,000	(167)	4,833
Corporate debt securities	500	—	500
Total long-term marketable securities	5,500	(167)	5,333
Total	$15,699	$(169)	$15,530

	December 31, 2020
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
Corporate debt securities	$90,034	$(136)	$89,898
Total short-term marketable securities	$90,034	$(136)	$89,898

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	September 30, 2021	December 31, 2020
Within one year	$10,199	$90,034
After one year through five years	500	—
Total	$10,699	$90,034

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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and nine months ended September 30, 2021. The balance of the Company's goodwill as of September 30, 2021 and December 31, 2020 was $26.1 million and $23.9 million, respectively.
Intangible Assets
The following table presents details of the Company’s intangible assets as of September 30, 2021 ($ in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$34,784	$(11,264)	$(1,312)	$22,208	8.3
Customer relationships	19,308	(5,666)	(1,010)	12,632	10.2
Commercialization rights	10,579	(1,749)	—	8,830	7.9
Trademarks and tradenames	2,380	(939)	(119)	1,322	9.2
Other	250	(125)	—	125	0.5
Total intangible assets with finite lives	$67,301	$(19,743)	$(2,441)	$45,117
Acquired in-process technology	3,250	—	—	3,250
Total intangible assets	$70,551	$(19,743)	$(2,441)	$48,367
The following table presents details of the Company’s intangible assets as of December 31, 2020 ($ in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$31,209	$(8,991)	$(725)	$21,493	9.1
Customer relationships	18,168	(4,684)	(449)	13,035	10.9
Commercialization rights	8,079	(1,039)	—	7,040	8.7
Trademarks and tradenames	2,360	(804)	(19)	1,537	9.9
Total intangible assets with finite lives	$59,816	$(15,518)	$(1,193)	$43,105
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$61,066	$(15,518)	$(1,193)	$44,355
Acquisition of Intangible Assets
In June 2021, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. This is included within Commercialization rights as of September 30, 2021.
In June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of September 30, 2021.
Also in June 2021, the Company entered into a strategic agreement with OrganX to develop clinical decision support tools across the transplant patient journey. As of September 30, 2021, the Company included $2.0 million in Acquired in-process technology for milestones related to the strategic agreement.

As of September 30, 2021, the Company included acquisitions of $7.5 million, which included $3.6 million of Acquired and developed technology, $2.5 million of Commercialization rights, $1.1 million of Customer relationships and $0.3 million of Other intangible assets.
Amortization of Intangible Assets
Amortization expense was $1.5 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, expenses of $0.3 million, $0.4 million, $0.3 million and $0.5 million were amortized to cost of testing services, cost of product, cost of digital and other and sales and marketing, respectively. For the three months ended September 30, 2020, expenses of $0.3 million, $0.4 million, $0.1 million and $0.4 million were amortized to cost of testing services, cost of product, cost of digital and other and sales and marketing, respectively.
Amortization expense was $4.2 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, expenses of $1.0 million, $1.4 million, $0.5 million and $1.3 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively. For the nine months ended September 30, 2020, expenses of $1.0 million, $1.2 million, $0.2 million and $1.1 million were amortized to cost of testing, cost of product, cost of digital and other and sales and marketing, respectively.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2021 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Digital and Other	Sales and Marketing	Total
Remainder of 2021	$329	$473	$209	$498	$1,509
2022	1,316	1,894	836	1,804	5,850
2023	1,316	1,894	836	1,732	5,778
2024	1,316	1,894	600	1,732	5,542
2025	1,316	1,894	431	1,732	5,373
Thereafter	5,457	5,008	1,622	8,978	21,065
Total future amortization expense	$11,050	$13,057	$4,534	$16,476	$45,117

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$2,871	$1,702
Work in progress	2,806	2,936
Raw materials	13,123	5,374
Total inventory	$18,800	$10,012
Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Clinical studies	$9,632	$6,733
Short-term lease liability	3,822	2,033
Deferred revenue	3,409	3,530
Professional fees	2,980	1,529
Deferred payments for intangible assets	2,000	2,000
Capital expenditures	1,648	—
Accrued royalty	1,598	1,072
Test sample processing fees	1,295	416
Contingent consideration	642	738
Other accrued expenses	3,573	2,551
Total accrued and other liabilities	$30,599	$20,602
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
As of September 30, 2021, the carrying value of the ROU asset was $18.3 million. The related current and non-current liabilities as of September 30, 2021 were $3.8 million and $17.9 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,345	$1,120	$3,757	$3,353
Finance lease cost	—	51	53	155
Total lease cost	$1,345	$1,171	$3,810	$3,508

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

September 30, 2021
Other information:
Weighted-average remaining lease term - Operating leases (in years)	6.18
Weighted-average remaining lease term - Finance leases (in years)	0.00
Weighted-average discount rate - Operating leases (%)	10.1%
Weighted-average discount rate - Finance leases (%)	—%

Maturities of operating lease liabilities as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2021	$1,387
2022	5,539
2023	4,209
2024	4,216
2025	3,980
Thereafter	10,256
Total lease payments	29,587
Less imputed interest	7,889
Present value of future minimum lease payments	21,698
Less operating lease liability, current portion	3,822
Operating lease liability, long-term portion	$17,876
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
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial date is not currently set.
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
United States Department of Justice and United States Securities and Exchange Commission Investigations
The Company recently received a civil investigative demand (CID) from the United States Department of Justice (DOJ) requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (SEC) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. The Company also received an information request from a state regulatory agency and may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or efficacy of any of the Company's products or services and are cooperating fully with the investigations. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ or SEC investigations, the state law information request, or any other requests or investigations that may arise in the future regarding these or other subject matters.
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

10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the plan of $0.4 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The Company incurred expenses related to contributions to the plan of $1.2 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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
In the three months ended September 30, 2021, no warrants to purchase shares of common stock were exercised. In the nine months ended September 30, 2021, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4 thousand.

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
As of September 30, 2021, outstanding warrants to purchase common stock were:

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
				3,132

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2020	672,968	2,670,398	$21.92	1,878,866	$28.42
Additional shares authorized	1,977,647	—	—	—	—
Common stock awards for services	(2,998)	—	—	—	—
RSUs granted	(797,290)	—	—	797,290	79.36
RSUs vested	—	—	—	(639,335)	24.82
Options granted	(187,514)	187,514	80.40	—	—
Options exercised	—	(646,724)	17.05	—	—
Repurchase of common stock under employee incentive plans	216,813	—	—	—	—
RSUs forfeited	226,564	—	—	(226,564)	40.29
Options forfeited	214,115	(214,115)	27.67	—	—
Options expired	7,787	(7,787)	24.66	—	—
Balance—September 30, 2021	2,328,092	1,989,286	$28.42	1,810,257	$50.94
The total intrinsic value of options exercised was $4.2 million and $39.2 million for the three and nine months ended September 30, 2021, respectively. The total intrinsic value of options exercised was $4.0 million and $8.0 million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, the total intrinsic value of outstanding RSUs was approximately $114.7 million and there were $74.4 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.09 years.
Options outstanding that have vested and are expected to vest at September 30, 2021 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	930	$19.07	6.69	$41,278
Expected to vest	954	36.87	8.34	28,184
Total	1,884			$69,462

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2021 for stock options that were in-the-money.
The total fair value of options that vested during the three and nine months ended September 30, 2021 was $3.6 million and $9.3 million, respectively. As of September 30, 2021, there were approximately $21.9 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.59 years.
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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options
Expected term (in years)	6.0	6.0	5.9	6.0
Expected volatility	78.27%	77.24%	77.84%	76.12%
Risk-free interest rate	0.85%	0.36%	0.77%	0.69%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	68.73%	93.17%	58.31%	75.36%
Risk-free interest rate	0.05%	0.17%	0.08%	0.98%
Expected dividend yield	—%	—%	—%	—%
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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and nine months ended September 30, 2021 and 2020, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of testing services	$750	$431	$1,715	$1,101
Cost of product	156	97	446	289
Cost of digital and other	217	124	555	338
Research and development	1,986	1,224	5,284	3,490
Sales and marketing	3,853	1,623	8,144	4,175
General and administrative	3,677	3,249	10,439	8,031
Total	$10,639	$6,748	$26,583	$17,424
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
For the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. The income tax benefit of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, is primarily attributable to the recognition of deferred tax assets from foreign losses. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods.  The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Testing services revenue
United States	$66,096	$45,439	$189,956	$112,976
Rest of World	368	90	679	288
	$66,464	$45,529	$190,635	$113,264
Product revenue
United States	$3,595	$2,755	$9,555	$6,032
Europe	2,227	1,950	7,138	5,448
Rest of World	699	678	2,467	1,889
	$6,521	$5,383	$19,160	$13,369
Digital and other revenue
United States	$2,530	$2,409	$7,225	$6,745
Europe	31	24	72	64
Rest of World	43	24	85	108
	$2,604	$2,457	$7,382	$6,917

Total United States	$72,221	$50,603	$206,736	$125,753
Total Europe	$2,258	$1,974	$7,210	$5,512
Total Rest of World	$1,110	$792	$3,231	$2,285

Total	$75,589	$53,369	$217,177	$133,550
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2021	December 31, 2020
Long-lived assets:
United States	$17,925	$9,888
Europe	525	351
Rest of World	269	465
Total	$18,719	$10,704

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
These forward-looking statements may include, but are not limited to, statements concerning the following:
•the potential impact to our business, revenue, financial condition and employees, including disruptions to our testing services, laboratories, clinical trials, supply chain and operations due to the COVID-19 global pandemic;
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
Highlights for the Three and Nine Months Ended September 30, 2021 and Recent Highlights
•Achieved revenue of $75.6 million for the three months ended September 30, 2021, increasing 42% year-over-year
•Grew testing services volume 86% year-over-year, with approximately 40,000 AlloSure and AlloMap patient results provided in the quarter - highlighted by an approximately 90% attach rate for HeartCare
•Expanded patient referrals over 30% sequentially through TxAccess, to approximately 38,000
•Received first commercial AlloSure Lung coverage, followed by commercial launch of AlloSure Lung, the first dd-cfDNA test available for lung transplant patients, in October
•Announced publication of KidneyCare validation study in Kidney360 – Multicenter study validating AlloMap and demonstrating the complementary value with AlloSure for detecting rejection
Testing Services
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

Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection has also been published in the AJT.
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
In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with K-OAR, 4,000 patients will be enrolled in the study.
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
On May 4, 2018, we entered into a license agreement with Illumina, Inc. (“Illumina”), or the Illumina Agreement, which provides us with worldwide distribution, development and commercialization rights to Illumina's NGS products and technologies for use in transplantation diagnostic testing.
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
In January 2021, we acquired TransChart LLC, or TransChart, for cash. TransChart provides EMR software to hospitals throughout the United States to care for patients who have or may need an organ transplant. As part of our acquisition of TransChart in January 2021, we acquired TxAccess, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
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
COVID-19 Impact
In the final weeks of March 2020 and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March 2020 and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020, we launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 200 transplant centers can offer RemoTraC to their patients and over 9,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, our testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic. In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, we did not experience a decrease in testing services volumes. Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business maintained normal sales volumes during the fourth quarter of 2020 and increased sales volumes throughout 2021.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart and AlloSure Heart tests, which represented 88% of our total revenue for each of the three and nine months ended September 30, 2021, and 85% of our total revenue for each of the three and nine months ended September 30, 2020, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
We currently market testing services to healthcare providers through our direct sales force that targets transplant centers and their physicians, coordinators and nurse practitioners as well as general nephrologists managing transplant recipients. The healthcare providers that order the tests and on whose behalf we provide our testing services are generally not responsible for the payment of these services. Amounts received by us vary from payer to payer based on each payer’s internal coverage practices and policies. We generally bill third-party payers upon delivery of a test result report to the ordering physician. As such, we take the assignment of benefits and the risk of collection from the third-party payer and individual patients.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9% of our total revenue for each of the three and nine months ended September 30, 2021, and 10% of our total revenue for each of the three and nine months ended September 30, 2020, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.

Digital and Other Revenue
Our digital and other revenue is mainly derived from sales of our Ottr software, XynQAPI, TransChart and TxAccess licenses, services and SaaS agreements across the digital portfolio. Digital and other revenue represented 3% of our total revenue for each of the three and nine months ended September 30, 2021, and 5% of our total revenue for each of the three and nine months ended September 30, 2020, respectively.

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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
(In thousands)

	Three Months Ended September 30,
	2021	2020	Change
Revenue:
Testing services revenue	$66,464	$45,529	$20,935
Product revenue	6,521	5,383	1,138
Digital and other revenue	2,604	2,457	147
Total revenue	75,589	53,369	22,220
Operating expenses:
Cost of testing services	18,038	11,900	6,138
Cost of product	4,919	3,705	1,214
Cost of digital and other	1,879	1,210	669
Research and development	19,439	12,474	6,965
Sales and marketing	21,370	13,870	7,500
General and administrative	18,671	13,117	5,554
Total operating expenses	84,316	56,276	28,040
Loss from operations	(8,727)	(2,907)	(5,820)
Other income (expense):
Interest income, net	20	29	(9)
Change in estimated fair value of common stock warrant liability	88	79	9
Other expense, net	(3,440)	(254)	(3,186)
Total other expense	(3,332)	(146)	(3,186)
Loss before income taxes	(12,059)	(3,053)	(9,006)
Income tax benefit	162	235	(73)
Net loss	$(11,897)	$(2,818)	$(9,079)

Testing Services Revenue
Testing services revenue increased by $20.9 million, or 46%, for the three months ended September 30, 2021 compared to the same period in 2020. This increase is primarily due to an increase of more than 18,000 AlloSure Kidney, AlloMap Heart and AlloSure Heart patient results provided in the three months ended September 30, 2021, compared to the same period in 2020.
Product Revenue
Product revenue increased by $1.1 million, or 21%, for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to growth from the NGS typing products.
Digital and Other Revenue
Digital and other revenue increased by $0.1 million, or 6%, for the three months ended September 30, 2021 compared to the same period in 2020.
Cost of Testing Services
Cost of testing services increased by $6.1 million, or 52%, for the three months ended September 30, 2021, compared to the same period in 2020. The increase is primarily due to increased testing volume, the related increased reagents, consumables and shipping expenses and personnel-related costs and stock-based compensation expense.
Cost of Product
Cost of product increased by $1.2 million, or 33%, for the three months ended September 30, 2021, compared to the same period in 2020. The increase is primarily due to increased product revenue, personnel-related costs and stock-based compensation expense.

Cost of Digital and Other
Cost of digital and other increased by $0.7 million, or 55%, for the three months ended September 30, 2021, compared to the same period in 2020. The increase is primarily due to increased personnel-related costs of $0.4 million, stock-based compensation expense of $0.1 million and amortization expense of $0.1 million related to new intangibles added during 2021.
Research and Development
Research and development expenses increased by $7.0 million, or 56%, for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in headcount and personnel-related costs of $2.9 million, an increase in research and development services and other expenses of $2.0 million, an increase in stock-based compensation expense of $0.8 million, an increase in reagents and consumables of $0.7 million, and an increase in clinical studies of $0.4 million.
Sales and Marketing
Sales and marketing expenses increased by $7.5 million, or 54%, for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in headcount and personnel-related costs of $2.8 million, an increase in stock-based compensation expense of $2.2 million and an increase in marketing programs and travel costs of $1.9 million.
General and Administrative
General and administrative expenses increased by $5.6 million, or 42%, for the three months ended September 30, 2021, compared to the same period in 2020. This increase was primarily due to an increase in legal expenses of $1.7 million, an increase in headcount and personnel-related expenses of $1.2 million, an increase in consulting expenses of $1.0 million, an increase in travel and other costs of $0.7 million and an increase in stock-based compensation expense of $0.4 million.
Other income (expense)
Other expense, net decreased by $3.2 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to the unrealized loss on the investment in Miromatrix.

Comparison of the Nine Months Ended September 30, 2021 and 2020
(In thousands)

	Nine Months Ended September 30,
	2021	2020	Change
Revenue:
Testing services revenue	$190,635	$113,264	$77,371
Product revenue	19,160	13,369	5,791
Digital and other revenue	7,382	6,917	465
Total revenue	217,177	133,550	83,627
Operating expenses:
Cost of testing services	51,756	30,631	21,125
Cost of product	13,771	9,635	4,136
Cost of digital and other	4,861	3,966	895
Research and development	54,479	35,616	18,863
Sales and marketing	56,421	37,727	18,694
General and administrative	50,216	35,436	14,780
Total operating expenses	231,504	153,011	78,493
Loss from operations	(14,327)	(19,461)	5,134
Other income (expense):
Interest income, net	147	146	1
Change in estimated fair value of common stock warrant liability	50	(990)	1,040
CARES Act Provider Relief Fund	—	4,813	(4,813)
Other expense, net	(906)	(572)	(334)
Total other (expense) income	(709)	3,397	(4,106)
Loss before income taxes	(15,036)	(16,064)	1,028
Income tax benefit	525	865	(340)
Net loss	$(14,511)	$(15,199)	$688

Testing Services Revenue
Testing services revenue increased by $77.4 million, or 68%, for the nine months ended September 30, 2021 compared to the same period in 2020. This increase is primarily due to an increase of more than 56,000 AlloSure Kidney, AlloMap Heart and AlloSure Heart patient results provided in the nine months ended September 30, 2021, compared to the same period in 2020.
Product Revenue
Product revenue increased by $5.8 million, or 43%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to growth from the NGS typing products.
Digital and Other Revenue
Digital and other revenue increased by $0.5 million, or 7%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the acquisition of TransChart in January 2021.
Cost of Testing Services
Cost of testing services increased by $21.1 million, or 69%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase is primarily due to increased testing volume, the related increased reagents, consumables and shipping expenses, and personnel-related costs and stock-based compensation expense.
Cost of Product
Cost of product increased by $4.1 million, or 43%, for the nine months ended September 30, 2021, compared to the same period in 2020. The increase is primarily due to increased product revenue, personnel-related costs and stock-based compensation expense.

Cost of Digital and Other
Cost of digital and other increased by $0.9 million, or 23%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in personnel-related costs and amortization of newly acquired intangibles.
Research and Development
Research and development expenses increased by $18.9 million, or 53%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in headcount and personnel-related costs of $7.1 million, an increase in reagents and consumables of $2.5 million, an increase in consulting and professional fees of $2.4 million, an increase in clinical studies of $2.2 million, an increase in stock-based compensation expense of $1.8 million, an increase in research and development and other costs of $1.4 million and an increase in software expense of $1.2 million.
Sales and Marketing
Sales and marketing expenses increased by $18.7 million, or 50%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in headcount and personnel-related costs of $9.6 million, an increase in stock-based compensation expense of $4.0 million, an increase in marketing programs and travel costs of $3.2 million and an increase in consulting and professional fees of $1.2 million.
General and Administrative
General and administrative expenses increased by $14.8 million, or 42%, for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in legal expenses of $4.9 million, an increase in headcount and personnel-related costs of $4.4 million, an increase in stock-based compensation expense of $2.4 million, an increase in consulting and professional fees of $1.8 million and an increase in software expense of $0.6 million.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability increased from a loss of $1.0 million for the nine months ended September 30, 2020 to a gain of less than $0.1 million for the nine months ended September 30, 2021, resulting in a net change of $1.0 million, or 105%.
The gain of less than $0.1 million in the nine months ended September 30, 2021 is comprised of a remeasurement gain of $0.3 million for the change in the fair value of our common stock warrant liability and a remeasurement charge of $0.2 million for warrants exercised during the period.
CARES Act Provider Relief Fund
The CARES Act Provider Relief Fund decreased by $4.8 million, or 100%, for the nine months ended September 30, 2021, compared to the same period in 2020, due to the CARES Act payment we received in April 2020.
Other income (expense)
Other expense, net decreased $0.3 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to the unrealized loss on the investment in Miromatrix and foreign currency exchange rate losses.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,460)	$26,250
Investing activities	55,494	(9,920)
Financing activities	186,476	159,185
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(157)	64
Net increase in cash, cash equivalents and restricted cash	$218,353	$175,579

Operating Activities
Net cash provided by (used in) operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the nine months ended September 30, 2021 was $23.5 million. Our net loss of $14.5 million was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included $26.6 million in stock-based compensation expense, $6.3 million of depreciation and amortization expense and $2.2 million of amortization of right-of-use assets. Cash used in operating activities was also due to an increase in accounts receivable of $21.6 million, a decrease in Refund liability - CMS advance payment of $20.5 million and a decrease in net operating assets of $3.0 million.
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
Investing Activities
For the nine months ended September 30, 2021, net cash provided by investing activities of $55.5 million was primarily related to the maturities of marketable securities of $78.9 million. These proceeds were partially offset by the acquisition of TransChart, net of cash acquired of $3.5 million, $6.7 million related to payments for acquired intangibles, $5.5 million related to purchases of long-term marketable securities and $7.7 million related to additions of capital expenditures, net.
For the nine months ended September 30, 2020, net cash used in investing activities of $9.9 million consisted of $6.7 million related to additions of capital expenditures, net, $2.0 million related to payments for the license and commercialization agreement with Cibiltech and $1.3 million related to payments for acquired intangibles.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 of $186.5 million was primarily related to $188.9 million of proceeds from the issuance of shares of common stock in an underwritten offering, net of issuance costs, proceeds from exercises of stock options of $10.9 million and proceeds from issuances of common stock under our employee stock purchase plan of $2.1 million. These proceeds were partially offset by taxes paid related to net share settlements of restricted stock units of $15.4 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $367.0 million at September 30, 2021. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $363.3 million and no debt outstanding.
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
We are complying with the key terms and provisions of the CARES Act Provider Relief Fund which includes, among other things, the requirement that we maintain appropriate records and cost documentation. During the quarter ended September 30, 2021, we were notified by HHS that the Provider Relief Fund Reporting Portal was open for reporting on the use of Provider Relief Fund payments, and we completed and submitted a report indicating our use of the funds we received pursuant to the CARES Act.
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
Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as the ISHLT included AlloMap in guidelines, payers adopted coverage policies and no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has, and is expected to continue to vary by payer. Revenue growth depends on our ability to maintain Medicare and third party payer reimbursement, and to expand utilization by healthcare providers.
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
AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers, including Aetna, Anthem, Cigna, HCSC, Humana, Kaiser, UnitedHealthcare, several BCBS plans and regional plans across the US.
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
On May 4, 2018, we entered into the Illumina Agreement, which provides us with worldwide distribution, development and commercialization rights to Illumina's NGS product line for use in transplantation diagnostic testing. As a result, on June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA is a high-resolution solution that uses NGS methodology. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines for use in the field of bone marrow and solid organ transplantation diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
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
Continued Growth of Digital Sales
The growth of our digital revenues is tied to the continued successful implementation of our Ottr and XynQAPI software businesses, as well as continued support and maintenance of existing Ottr, Inc. and XynManagement customers. The Ottr software, TransChart, TxAccess and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of September 30, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements, and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $363.3 million and $224.7 million at September 30, 2021 and December 31, 2020, respectively, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.7 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2021, would have negatively impacted our financial results for the nine months ended September 30, 2021 by $0.2 million and our product revenue by $0.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations” is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission or the SEC, on February 24, 2021, or the Form 10-K, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, other than those listed below.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
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
As the administration of the vaccine program increases and cases decline, we continue to evaluate and refine our return to work strategy. We also continue to monitor the World Health Organization and Centers for Disease Control and Prevention

guidelines, as well as other federal, state and local guidance, as we adapt and as some of our employees have returned to in-person work.
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended September 30, 2021, our net loss was $11.9 million. As of September 30, 2021, we had an accumulated deficit of $367.0 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
We may require additional financing.
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $363.3 million and an accumulated deficit of $367.0 million. On January 25, 2021, we completed an underwritten public offering of common stock, and on February 11, 2021, we sold additional shares of common stock pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the offering. The aggregate net proceeds to us, including the shares sold pursuant to the underwriters' full exercise of the overallotment option, were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. We may require additional financing in the future to fund working capital, pay our obligations as they come due and fund our acquisitions of complementary businesses and assets. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.
We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18,

2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. On September 28, 2021, the Court confirmed that the false advertising case against Natera will proceed to trial. The trial date is not currently set.
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. Trial is not currently scheduled. We intend to defend both of these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
We perform all of our testing services for the U.S. in our laboratory located in Brisbane, California. We do not have redundant laboratory facilities. Brisbane, California is situated on or near earthquake fault lines. Our facility and the equipment we use to perform testing services would be costly to replace and could require substantial lead time to repair or replace if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change and may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, we do not have earthquake insurance and thus coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
Since the onset of the COVID-19 pandemic, federal, state and local governments have imposed various quarantines, shelter-in-place and similar government orders, including several orders that have impacted operations in. San Mateo County, where our laboratory and headquarters are located. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our laboratory are deemed non-essential, or if sufficient numbers of our laboratory staff are infected with COVID-19 and are unable to perform their roles, we may not be able to perform our tests for the duration of any shelter-in-place order or while we have insufficient numbers of laboratory staff, either of which could negatively impact our business, operating results and financial condition.
Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, these investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.
We face four primary risks relative to protecting critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of our being unable to identify and audit our controls over the first three risks.
In addition, an application, data security or network incident may allow unauthorized access to our systems or data or our customers’ data, disable access to our service, harm our reputation, create additional liability and adversely impact our financial results.
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store our critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology which may create additional opportunities for cybercriminals to exploit vulnerabilities. While we maintain monitoring practices and protections for our information technology to reduce these risks and test our systems on an ongoing basis for any potential threats, there can be no assurance that these efforts will prevent a cyber-attack or other security breach.
Third parties have attempted, and may in the future attempt, to fraudulently induce employees, contractors or consumers into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our critical information, which could result in significant legal and financial exposure. In addition, a contractor or other third party with whom we do business, as well as parties with which we do not do business, may attempt to circumvent our security measures or obtain such information, and may purposefully or inadvertently cause a breach involving sensitive information. While we still continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures
(including employee and third party training regarding phishing, malware, and other cyber risks, monitoring of networks and systems and maintenance of back up of protective systems), which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shut downs due to attack by hackers or breaches, phishing scams, ransomware, systems failures, computer viruses or other malfeasance. A security breach or privacy violation that leads to disclosure or modification of or prevents access to consumer information (including personally identifiable information or protected health information) could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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
At September 30, 2021, we had $10.2 million in marketable securities invested through a professional investment management firm. These investments are primarily in corporate debt securities, but our investments also include money market funds that meet the criteria of our investment policy, which is focused on the preservation of our capital, maintaining liquidity and providing diversification. Changes in the value of this portfolio could adversely affect our earnings, and these investments are subject to general credit, liquidity and market and interest rate risks. In particular, the value of our investments may decline due to increases or decreases in interest rates, downgrades of debt securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio and other factors, including unexpected or unprecedented events such as the COVID-19 pandemic. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost, and could have a material adverse impact on our financial condition and operating results.
We are subject to numerous fraud and abuse and other laws and regulations pertaining to our business, the violation of any one of which could harm our business.
The clinical laboratory testing industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Our arrangements with customers may expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products and services. Our employees, consultants, principal investigators, advisors and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. In addition to the CLIA regulation, other federal and state healthcare laws and regulations that may affect our ability to conduct business, include, without limitation:
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. We recently received a civil investigative demand (CID) from the United States Department of Justice (DOJ) requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (SEC) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. We also received an information request from a state regulatory agency and may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or efficacy of any of our products or services and are cooperating fully with the investigations. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of the DOJ or SEC investigations, the state law information request, or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. We may expend significant financial and managerial resources in connection with responding to the CID, the SEC subpoena and other information requests. Any of the foregoing consequences could seriously harm our business and our financial results.
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
Our patents and the patents we exclusively license from others may be successfully challenged by third parties as being invalid or unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure, and we have appealed the decision. However, if the Court’s invalidity ruling is upheld, it may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies, without payment to us. Third parties may independently develop similar or competing technology that avoids the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
For example, we became aware that in October 2020, prior to terminating employment and joining a competitor of ours with which we are in current litigation, a former employee of ours downloaded certain of our confidential and privileged information without permission. After our claims against this former employee were filed, the former employee subsequently brought various claims against us. We are in the process of reviewing and, with the assistance of counsel, are continuing to conduct certain interviews and gather information. We intend to vigorously pursue and defend against these matters. Although we believe we have strong claims against, and good and substantial defenses to the claims made by, the former employee, there is no guarantee that we will prevail in these matters. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 4, 2021 to September 30, 2021, our closing stock price has ranged from $57.62 to $95.60 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. From January 4, 2021 to September 30, 2021, our closing stock price has ranged from $57.62 to $95.60 per share. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, factors that could cause fluctuations in the market price of our common stock include the following:
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended September 30, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
July 1, 2021 - July 31, 2021	18,540	(1)	$32.38
August 1, 2021 -August 31, 2021	16,177	(1)	30.45
September 1, 2021 - September 30, 2021	4,971	(1)	6.24
Total	39,688		—
(1)    Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Amended and Restated Bylaws.

4.1(4)	Form of Registrant’s common stock certificate.

4.2(5)#	2014 Equity Incentive Plan, as amended.

4.3(6)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(7)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(8)#	2016 Inducement Equity Incentive Plan.

4.6(9)	Form of Warrant.

4.7(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1(11)#	Promotion Letter, dated July 12, 2021, between CareDx, Inc. and Alex Johnson.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(6)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant's Form SC TO-I filed with the SEC on October 12, 2017.
(7)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on July 20, 2021.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: October 28, 2021	By:	/s/ REGINALD SEETO, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ANKUR DHINGRA
Ankur Dhingra
Chief Financial Officer
(Principal Accounting and Financial Officer)