Form 10-K
period 2021-12-31
CareDx, Inc.
filed 2022-02-24
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date was approximately $4.6 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s Common Stock outstanding as of February 22, 2022 was 53,025,142.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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
•our ability to generate revenue and increase the commercial success of our current and future testing services, products and patient and digital solutions;
•our ability to obtain, maintain and expand reimbursement coverage from payers for our current and other future testing services, if any;
•our plans and ability to continue updating our testing services, products and patient and digital solutions to maintain our leading position in transplantations;
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

PART I
ITEM 1. BUSINESS
Company Overview
CareDx, Inc., or “CareDx” or the “Company” or “we” or “us” and “our”, together with our subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and patient and digital solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients. Our headquarters are in South San Francisco, California. Our primary operations are in Brisbane, California; Omaha, Nebraska; Fremantle, Australia and Stockholm, Sweden.
Our commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated clinical studies to generate data on our existing and planned future testing services. We have signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. We also offer high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management, or Ottr, Inc. and XynManagement, Inc., or XynManagement. We have since increased our offerings in patient and digital solutions with the 2021 acquisitions of TransChart LLC, or TransChart, MedActionPlan.com, LLC, or MedActionPlan, and The Transplant Pharmacy, or TTP. During 2021, we performed more than 153,000 commercial tests from our Brisbane, California, laboratory. According to the U.S. Department of Health and Human Services’ Organ Procurement and Transplantation Network, there are approximately 232 and 144 centers performing kidney and heart transplants, respectively, in the United States.
Testing Services
We develop and provide diagnostic surveillance testing services for solid organ transplant recipients, hematopoietic stem cell transplant recipients and recipients of engineered cell therapies.
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our dd-cfDNA offering built on a Next Generation Sequencing, or NGS, platform. In transplantation, more than 100 papers from over 50 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This single-nucleotide polymorphism, or SNPs, approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis.
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
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection was published in the American Journal of Transplant, or AJT, and the largest prospective cohort of over 1,000 patients with long term outcomes by Bu et al was published in Kidney International 2022.
The prospective multicenter trial, the Kidney Allograft Outcomes AlloSure Kidney Registry study, or K-OAR study, has enrolled over 1,700 patients, with plans to survey patients with AlloSure Kidney for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients. Preliminary results from the K-OAR study were presented at the CareDx Symposium at the American Transplant Congress held in June 2021 and demonstrated:
•Implementation of AlloSure surveillance does not adversely impact 12-month eGFR.
•AlloSure is not affected by Interstitial Fibrosis and Tubular Atrophy, or IFTA – higher grades of IF/TA were not associated with increased AlloSure scores.
•Fewer biopsies - fewer patients in the KOAR cohort required one or more allograft biopsy compared to the DART surveillance cohort.
•AlloSure-guided biopsies are higher yield – the number of for-cause (clinically indicated) biopsies performed was similar to that seen in DART, but AlloSure-guided biopsies demonstrated higher yield for actionable findings.
•Higher AlloSure with transplant glomerulopathy – Transplant glomerulopathy relatively uncommon on biopsies within 1 year but a trend towards higher AlloSure scores when identified.
•Excellent graft and patient survival - graft survival slightly higher than contemporary United Network for Organ Sharing (UNOS) patient population, despite being a slightly higher risk cohort.
•Validated, reproducible performance - overall performance of AlloSure similar to that seen in other large cohorts, including DART and ADMIRAL.
KidneyCare
KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of iBox in one surveillance solution. We have not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or iBox.
In September 2019, we announced the enrollment of the first patient in the Outcomes of KidneyCare on Renal Allografts, or OKRA, study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with K-OAR, 3,000 patients will be enrolled into the study.
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
We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant, can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and may help to determine the appropriate dosage levels of immunosuppressants. In 2008, AlloMap Heart received 510(k) clearance from the U.S. Food and Drug Administration, or the FDA, for marketing and sale as a test to aid in the identification of heart transplant recipients, who have a low probability of moderate/severe acute cellular rejection at the time of testing, in conjunction with standard clinical assessment. The 510(k) clearance from the FDA is also for an In Vitro Diagnostic Multivariate Index Assay, or IVDMIA. AlloMap Heart Score Variability, or AMV, is an additional service we offer, which provides complementary information to help personalize long-term care of heart transplant recipients. It is available only upon request by clinicians. A patient’s AMV is based on the variability of a patient’s AlloMap Heart scores over time and may be used as a risk stratification tool in estimating the probability that one or more of the clinical events in heart transplant recipients may occur in the future. AMV may be computed from four AlloMap Heart test results within a 24-month period. In addition, the clinical utility of AlloMap Heart is supported by numerous clinical trials that we have sponsored, the results of which have been published in leading peer-reviewed medical journals.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.

In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. AlloSure Heart has received positive coverage decisions from several commercial payers.
We have also successfully completed several landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap Heart for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap Heart based on our Cardiac Allograft Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006), or CARGO study, which was published in the AJT. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), or IMAGE, published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap Heart surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses. AlloMap Heart is now recommended as part of the ISHLT (International Society for Heart and Lung Transplantation) guidelines.
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
Lung
In February 2019, AlloSure® Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies ALARM, published in The Journal of Heart and Lung Transplantation in 2022, highlights the value of AlloSure Lung Allograft Remote Monitoring, in over 100 lung transplant recipients, where the impact of AlloSure Lung was combined with RemoTraC. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In June 2020, we submitted an application to the Palmetto MolDx Technology Assessment program seeking coverage and reimbursement for AlloSure Lung. In October 2021, we launched AlloSure Lung as part of the CHEST 2021 Annual Meeting. We have gained early adoption with some commercial payers.
Cellular Therapy
In April 2020, we initiated a research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. AlloCell is being commercialized through research agreements with biopharma companies developing cell therapies. In 2021, we executed multiple additional agreements with biopharma therapeutics companies to use AlloCell in research and clinical studies.
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/ HCT transplant using AlloHeme Testing, or ACROBAT, study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT.
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
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, Inc., or Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS products and technologies for use in transplantation diagnostic testing.
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
In March 2021, we acquired certain assets of BFS Molecular S.R.L., or BFS Molecular, a software company focused on NGS-based patient testing solutions. BFS Molecular brings extensive software and algorithm development capabilities for NGS transplant surveillance products.
Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisition of Ottr Complete Transplant Management, or Ottr, Inc., and the acquisition of XynManagement.
On May 7, 2019, we acquired 100% of the outstanding common stock of Ottr, Inc. Ottr, Inc. was formed in 1993 and is a leading provider of transplant patient management software, or the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with electronic medical records, or EMR, systems, including Cerner Corporation, or Cerner, and Epic Systems Corporation, or Epic, providing patient surveillance management tools and outcomes data to transplant centers.
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
In January 2021, we acquired TransChart. TransChart provides EMR software to hospitals throughout the United States to care for patients who have or may need an organ transplant. As part of this acquisition of TransChart in January 2021, we acquired Tx Access, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
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
In November 2021, we acquired MedActionPlan, a New Jersey-based provider of medication safety, medication adherence and patient education. MedActionPlan is a leader in patient medication management for transplant patients and beyond.
In December 2021, we acquired TTP, a transplant focused pharmacy located in Mississippi. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S.
COVID-19 Pandemic
The full impact of the continued COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments have taken and continue to take, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on us, but the pandemic may materially affect our financial condition, liquidity and future results of operations.
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
To date, more than 200 transplant centers can offer RemoTraC to their patients and over 11,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, our testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic.
In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, we did not experience a decrease in testing services volumes. Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business regained normalized sales volumes during the fourth quarter of 2020.
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
Our software solutions are currently used in over 150 transplant centers in the U.S.
As of December 31, 2021, substantially all of our revenues came from the United States and Europe, and substantially all of our assets and operations were located in the United States, Sweden and Australia.
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
Clinical Studies for our Testing Services
Kidney
In March 2017, the Journal of the American Society of Nephrology published the article Cell-Free DNA and Active Rejection in Kidney Allografts. The article reported that increased levels of dd-cfDNA detected using AlloSure Kidney are associated with active rejection of the kidney allograft. The Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, study evidence suggests that AlloSure Kidney, a non-invasive blood test, may enable more frequent, quantitative, and safer assessment of allograft rejection and injury. As part of a surveillance strategy, AlloSure Kidney could help identify patients with new or ongoing organ injury. In the DART study, to investigate the use of AlloSure Kidney as a surveillance tool, the investigators prospectively collected blood specimens from renal transplant patients at scheduled intervals and at the time of clinically indicated biopsies. Key findings of the study were as follows:
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
The study cohort will include a minimum of 300 patients from centers that use renal surveillance biopsies showing the value of AlloSure Kidney in subclinical rejection. The remaining patients will be from centers that do not perform protocol surveillance biopsies, but for cause biopsies, which is the more common practice. Outcomes in these cohorts will be compared, showing the performance of AlloSure Kidney in all variations of clinical practice. A prospective propensity matched control cohort of 2,000 patients will be retrospectively analyzed from the subset of centers showing the value of AlloSure Kidney compared to its non-use.
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
In September 2019, we announced the commencement of the “OKRA” study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of iBox for a multimodality surveillance solution. We have not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare.
In December 2021, Kidney International published the article Clinical outcomes from the assessing donor derived cell free DNA monitoring Insights of kidney Allografts with Longitudinal surveillance (ADMIRAL). The article reports that increased levels of dd-cfDNA detected using AlloSure Kidney are associated with active rejection of the kidney allograft. ADMIRAL supports the work of DART further clinically validating the utility in a cohort of 1092 patients. The high-level summary of the manuscript shows:
•Use in both subclinical and clinical rejection: Elevated AlloSure (≥ 0.5%) strongly correlated with clinical and subclinical allograft rejection (p<0.001);
•Predictor of de novo donor-specific antibody (dnDSA): AlloSure associated with a 271% increased risk of development of dnDSA (p=0.001);
•Associated with development of dnDSA: Elevated AlloSure levels ≥ 0.5% was associated with 3 times increase in the risk of development of dnDSA;
•AlloSure as a leading indicator: AlloSure was elevated 91 days (median) ahead of DSA identification;
•AlloSure is superior to serum creatinine (AUC of 80% v 49% respectively);
•Identifies eGFR decline: Persistently elevated AlloSure (>1 result above 0.5%) predicted a > 25% decline in eGFR over 3 years (HR 1.97, p = 0.041), while persistently low levels identify allograft quiescence; and
•AlloSure differentiates rejections which are going to cause long term damage vs short term rejection, which has treatment implications: oral outpatient treatment vs inpatient, expensive and potentially harmful therapies.
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
Products
Our suite of AlloSeq products are commercial “NGS”-based kitted solutions. These products include: AlloSeq™ Tx, a high-resolution “HLA” typing solution, AlloSeq™ cfDNA, a surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq™ HCT, a solution for chimerism testing for stem cell transplant recipients.
Our other HLA typing products include: TruSight HLA, a NGS-based high resolution typing solution; Olerup SSP, based on the “SSP” technology; and QTYPE, which uses real-time “PCR” methodology, to perform HLA typing.
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
Olerup SSP is used to type HLA alleles based on the SSP technology. The Olerup SSP product line comprises products for low to high-resolution HLA typing. The product line includes close to 400 different typing products. We offer one of the most up-to-date and comprehensive libraries of HLA typing kits based on SSP technology.
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
One area of focus for research and development activities has been to integrate acquired technology from the acquisitions of Ottr, Inc., XynManagement, TransChart and MedActionPlan and pursuant to our license and collaboration agreement with Cibiltech SAS. Integration of such technology with our current service offerings aligns a rich data set with augmented intelligence tools to better assess risk and help physicians better manage their daily patient care.
Research and development expenses of $76.5 million, $48.9 million and $30.7 million were incurred during the years ended December 31, 2021, 2020 and 2019, respectively.
Our ongoing efforts include:
•increasing understanding of biological processes of transplant rejection through analysis of genes/metagenes in ongoing clinical trials such as K-OAR and OKRA, and commercial laboratory testing to further improve clinical utility of AlloSure Kidney and KidneyCare;
•validation and clinical utility studies of AlloSure for other organs such as lung, pancreas and liver;
•increasing understanding of biological processes of transplant rejection through analysis of genes/metagenes in archived and ongoing clinical trials, OAR registry, SHORE registry and commercial laboratory testing to further improve clinical utility of AlloMap Heart and AlloSure Heart;
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
•developing solutions to identify allograft rejection in transplant biopsy tissue;
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

•developing and deploying smart analytics and machine learning artificial intelligence that provide clinical utility with respect to patient health such as AiTraC; and
•developing solutions for assessment of infection in transplant recipients.
Testing Services Advancement and Development
Our research and development efforts are not limited to specific technology platforms, biomarkers or methodologies. Instead, we aim to leverage current and future innovations in biomarker identification and measurement, study design and data integration in developing future solutions.
dd-cfDNA for Kidney Transplants
Our published DART and Assessing AlloSure Dd-cfDNA Monitoring Insights of Renal Allografts With Longitudinal Surveillance (ADMIRAL) clinical studies have established the clinical validity of a dd-cfDNA-based solution for kidney transplant patients, AlloSure Kidney. DART was the first report to establish clinical performance characteristics for this molecular biomarker in renal transplant patients with an analytically validated assay of dd-cfDNA (N =398 patients) from a prospective, multicenter observational study of dd-cfDNA. The study population is representative of the spectrum renal transplant recipients in the United States. Elevations in AlloSure Kidney were found to be strongly correlated with active rejection, especially with ABMR. ABMR is increasingly recognized as the form of immune-mediated injury causing long-term graft loss.
K-OAR is the next step in the further development of data to support the clinical utility of AlloSure Kidney. The Centers for Medicare & Medicaid Services, or CMS, Medicare Administrative Contractor, or MAC, Palmetto GBA, or Palmetto, in October 2017, recommended Medicare coverage for AlloSure Kidney. The K-OAR study commenced in January 2018. K-OAR is a 1-2 and 3-year post-transplant clinical outcomes study in approximately 1,700 patients managed with AlloSure Kidney surveillance compared to another 300 patients who will serve as a comparative control group managed without AlloSure Kidney.
OKRA is a multicenter, prospective, observational registry, designed to measure outcomes of kidney transplant recipients managed with KidneyCare. KidneyCare complements AlloSure Kidney to include multimodality testing with the addition of AlloMap Kidney Gene Expression Profiling and prognostic graft assessment using iBox. The patient transplant registry is statistically powered to determine the utility of KidneyCare and provide real world data on the use of KidneyCare and AlloSure Kidney. OKRA targets more than 50 transplant centers and will enroll approximately 1,500 newly transplanted patients, complementing the K-OAR with 1,500 patients, matching both arms with a total of 1,000 control patients.
The ADMIRAL article reports that increased levels of dd-cfDNA detected using AlloSure Kidney are associated with allograft rejection. The long term utility shown in a cohort of 1,092 patients supports the work of all of the publications prior to this. The use of routine monitoring of AlloSure after kidney transplant may allow clinicians to identify subclinical allograft injury and intervene prior to development of a clinically evident graft injury. To evaluate this, data from 1,092 kidney transplant recipients monitored for dd-cfDNA over a three-year period was analyzed to assess the association of dd-cfDNA with histologic evidence of allograft rejection. Elevation of dd-cfDNA (0.5% or more) was significantly correlated with clinical and subclinical allograft rejection. dd-cfDNA values of 0.5% or more were associated with a nearly three-fold increase in risk of development of de novo donor-specific antibodies (hazard ratio 2.71) and were determined to be elevated a median of 91 days (interquartile range of 30-125 days) ahead of donor specific antibody identification. Persistently elevated dd-cfDNA (more than one result above the 0.5% threshold) predicted over a 25% decline in the estimated glomerular filtration rate over three years (hazard ratio 1.97). Therefore, routine monitoring of dd-cfDNA allowed early identification of clinically important graft injury. Biomarker monitoring complemented histology and traditional laboratory surveillance strategies as a prognostic marker and risk-stratification tool post-transplant. Thus, persistently low dd-cfDNA levels may accurately identify allograft quiescence or absence of injury, paving the way for personalization of immunosuppression trials.
dd-cfDNA for Heart Transplants
We believe that the AlloSure Kidney dd-cfDNA-based solution could provide additional value to AlloMap.
Studies have reported that a higher percentage of dd-cfDNA in the bloodstream of patients is found with moderate or severe heart rejection compared to patients without rejection. A dd-cfDNA solution such as AlloSure for the heart could help clinicians identify recipients with a higher probability of rejection and help determine which patients warrant a subsequent biopsy, because the likelihood of detecting rejection in the biopsy specimen would be enhanced.
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
Product Advancement and Development
Our ongoing research and development for our lab products business is focused on kitted products for pre-transplant and post-transplant patient testing. In the last decade of next generation, the ubiquity of sequencing has unveiled significant additional sequence diversity in the HLA region on chromosome 6 of the human genome. While the clinical impact of some of the sequence diversity is unclear, many newly identified HLA alleles need to be integrated into ongoing updates of the QTYPE and AlloSeq Tx kits. We have been updating, and intend to continue to update, our HLA typing kits with newly identified alleles. QTYPE and AlloSeq Tx use technology platforms that can readily accommodate this increase in HLA allele assays.
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
Patient and Digital Solutions Business Development
We acquired Ottr, Inc. and XynManagement in 2019. These acquisitions have strengthened our growing portfolio of transplant software solutions such as Ottr and XynQAPI. In 2021, we acquired TransChart, MedActionPlan and TTP. We are committed to continue upgrading these software programs, including medication adherence management, and further integrating them into our current testing service offerings to provide a unified user experience.
We plan to develop, deploy and promote a rational set of software tools and data-driven services that provide clinical utility with respect to medication adherence and overall patient health. Our vision is to add smart analytics and machine learning to artificial intelligence in transplant. Going forward, we will strive to bring our multi-modality testing solutions and machine learning algorithms to the transplant clinic under our AiTraC umbrella. AiTraC will utilize the large clinical data that are collected through our registry studies to provide caregivers with point of care decision-making support tools that allow them to stratify the patient population.
We are actively working on partnerships and patient-focused service offerings.
Reimbursement

We have been successful in achieving reimbursement for our testing services. Reimbursement for AlloSure Kidney comes primarily from Medicare. Reimbursement for AlloMap Heart comes primarily from Medicare and private third party payers such as insurance companies and managed care organizations.
Medicare
We are reimbursed by Medicare for AlloSure Kidney, AlloMap Heart and AlloSure Heart tests performed on patients covered by Medicare. Tests performed on patients covered by Medicare represented 40%, 48% and 49% of all tests in 2021, 2020 and 2019, respectively. Approximately 68%, 67% and 66% of all testing services revenue was derived from Medicare for the years ended December 31, 2021, 2020 and 2019, respectively.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis.
Following the assignment of a Category 1 Current Procedural Terminology, or CPT code, for AlloMap Heart in September 2015, CMS issued a proposed Clinical Laboratory Fee Schedule, or CLFS, Preliminary Determinations for calendar year 2016. In October 2016, CMS reversed its preliminary gapfill determination for the 2017 CLFS and restored the final pricing determinations for AlloMap Heart in the 2017 CLFS to $2,821. The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. The CARES Act freezes current (2020) CMS CLFS rates through 2021. Further, the CARES Act delays the reporting cycle under PAMA to January 1 and March 31, 2025, and the preceding data collection period will become January 1 through June 30, 2024. In December 2021, Congress passed the Protecting Medicare and Medicare Farmers from Sequester Cuts Act.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
In October 2020, AlloSure Heart received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. AlloSure Heart has received positive coverage decisions from several commercial payers.
Private Payers and Medicaid Payers
Due to End Stage Renal Disease, or ESRD, regulations by Medicare, most ESRD patients are covered by Medicare and Medicare Advantage plans and have access to AlloSure Kidney. Private payers that have adopted a positive coverage policy include BCBS payers as well as other national payers. However, other private payers and Medicaid payers have not yet adopted positive coverage policies for AlloSure Kidney.
We are reimbursed for a substantial portion of the AlloMap Heart tests we perform on patients covered by private payers. Coverage policies approving AlloMap Heart have approached nearly 90% of all covered lives and are published by many of the largest private payers, including several BCBS plans and UnitedHealthcare. Many other payers have positive coverage policies for AlloMap Heart.
AlloSure Heart and AlloSure Kidney are covered by several commercial payers. For all tests performed outside the scope of the payer’s policy, and for tests performed where the payer has not adopted a coverage policy, we pursue reimbursement on a case-by-case basis. If a reimbursement claim is denied, we generally pursue payment through the particular payer’s appeal process.
International
Our lab products have a broad international presence. We sell directly to customers in many regions and also sell through third-party distributors and sub-distributors throughout Europe and the rest of the world.
Testing and Laboratory Operations
AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart testing is performed in our clinical laboratory, which is located in our Brisbane, California location. Our laboratory holds a certificate of accreditation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and is accredited by the College of American Pathologists, or CAP. We believe that our laboratory capacity will be adequate to meet demand for AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and other tests in the development pipeline for the next few years.
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
We rely solely on certain suppliers to provide some of the laboratory instruments and key reagents that we use to perform AlloSure Kidney, AlloSure Lung, AlloMap Heart, and AlloSure Heart testing. These sole source suppliers include Thermo Fisher Scientific, Inc., or Thermo Fisher, which supplies us with instruments, laboratory reagents, a master mix formula and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Hamilton Robotics, which supplies equipment and consumables; Illumina, which supplies us with instruments, laboratory reagents and consumables; Avantor, which supplies us with kitting services, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supply us with cell preparation tubes; Beckman Coulter, which provides laboratory equipment, reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent.
Manufacturing
We have historically purchased many of the components and raw materials used in our product kits from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and critical raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop alternate backup plans to ensure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. Due to the high standards and FDA requirements applicable to the manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials.
In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.
Our manufacturing facility in Stockholm, Sweden is used to support the production, packaging and labeling of our proprietary test kits: Olerup SSP, XM-One, and QTYPE. The facility has a certified Quality Management System, or QMS, to the ISO 13485: 2016 standard. This standard includes a special set of requirements specifically related to the supply of medical devices and related services. ISO is an internationally recognized standard for QMS. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. The facility maintains a valid EC certificate for compliance to Directive 98/79/EC Annex IV, excluding Sections 4 and 6, Full Quality Assurance System In Vitro Diagnostic Medical Devices. Annual surveillance audits are also conducted by the site’s notified body to ensure ongoing compliance.
Additionally, we seek to manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.
Our manufacturing facility in Fremantle, Australia, is used to support the production, packaging and labeling of our proprietary AlloSeq brand kits. The facility maintains a valid EC certificate for compliance to Directive 98/79/EC Annex IV, excluding Sections 4 and 6, Full Quality Assurance System In Vitro Diagnostic Medical Devices, and is certified to standards ISO 13485: 2016 and the Canadian Medical Devices Conformity Assessment System, or CMDCAS, for Medical Devices, undergoing the same certification and surveillance audit requirements.
Sales and Marketing
Testing Services Sales and Marketing Team

We have a direct field team in the United States that interacts with all aspects of the testing services channel, including sales, marketing, medical science liaison, managed care, and patient care management representatives.
Our marketing strategy focuses on the clinical benefits of AlloSure Kidney, AlloSure Lung, AlloSure Heart and AlloMap Heart, and the scientific validation that supports our tests. Our strategy includes education to clinicians and the care team at transplant centers, assistance with scheduling ordered tests for patients, and working with centers to adopt formal protocols.
Product Sales and Marketing Team
The product business has sales offices in Stockholm, Sweden; West Chester Pennsylvania, United States; and Fremantle, Australia, which manage direct sales to customers and sales through third-party distributors.
Patient and Digital Solutions Sales and Marketing Team
Our sales teams are located in the United States. They manage customer sales for Ottr software, XynQAPI, Tx Access and MedActionPlan software. Our strategy includes educating clinicians and care teams at transplant centers through software demos. Our marketing team supporting the product marketing for Ottr, XynQAPI, AlloCare and other digital offerings is based in South San Francisco. Our pharmacy sales support team is located in Flowood, Mississippi.
Competition
With our comprehensive portfolio of surveillance testing services, diagnostic products and patient and digital solutions business offerings, we face many different types of competition.
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
We expect the competition for post-transplant surveillance to increase as there are several established and early-stage companies in the process of developing products and services for the transplant market that may directly or indirectly compete with AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart or our development pipeline. In addition, companies that have not historically focused on transplantation, but have knowledge of dd-cfDNA technology, have indicated they are considering this market.
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

Products
Our competitors within the HLA tissue typing markets comprise a diverse range of manufacturers servicing hospital and commercial reference testing laboratories. The market leader in HLA typing and third party distributors is Thermo Fisher through its acquisition of transplant-focused companies One Lambda and Linkage Biosciences. In certain HLA tissue typing markets that incorporate a wide variety of technology test platforms, such as SSP, SSO and NGS, competitors include Thermo Fisher, Omixon, GenDx, BAG, Qiagen, and Immucor. We also face competition from hospital and commercial reference labs that develop their own in-house testing solutions known in the diagnostics industry as “home brews”. We believe that our product line competes favorably with Thermo Fisher as a leading supplier of HLA test kits based on performance, reputation and service.
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
Patient and Digital Solutions
Our competition for patient solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Competition for our digital solutions include various companies that develop application software and operate in the healthcare field. Our primary competitor in this field is Epic. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
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
As of December 31, 2021, we had 27 issued U.S. patents related to transplant rejection and autoimmunity. We have four issued U.S. patents covering methods of diagnosing transplant rejection that use all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2022 to 2024. We have five additional patents covering additional genes or gene variants for diagnosing transplant rejection. In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from the Board of Trustees of the Leland Stanford Junior University, or Stanford, to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030. A second patent included in the license from Stanford was issued in December 2017 and further covers the use of dd-cfDNA to diagnose and predict transplant status or outcome. Five additional patents were issued from this Stanford set between 2019 and 2021, covering the use of dd-cfDNA to diagnose and predict transplant status or outcome. All of these patents have the same 2030 expiration date as the original Stanford patent.
We have developed trade secrets and know-how since our inception. These trade secrets and know-how are found particularly in technical areas such as optimized systems for making precise and reproducible q-PCR, measurements, and in the analysis of genomic data and algorithm development.
AlloMap, AlloSure, AlloCell, AlloHeme, QTYPE, Ottr and CareDx are registered trademarks of ours in the United States.
License Agreements
We currently rely on license agreements to obtain rights under certain patents that we believe may be necessary to make, use and sell our AlloSure tests and future solutions. We may in the future rely, at least in part, upon licensing agreements with third parties to obtain patent rights and transfers of technology, information and know-how that enable us to further our development of additional solutions for post-transplant surveillance. Of the 27 existing U.S. patents related to transplant rejection and autoimmunity, nine are the product of exclusive licensing agreements.
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
On April 30, 2019, we entered into a license and collaboration agreement with Cibiltech SAS, or Cibiltech, pursuant to which we were granted an irrevocable, non-transferable right to commercialize Cibiltech’s proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation in the U.S. for a period of ten years.
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
The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most laboratory-developed tests and because laboratories, such as ours, certified as high complexity under the CLIA are regulated and reviewed by CMS to ensure that lab expertise and test procedures and correct analyses are followed. In the event the FDA changes their policy in regards to “Enforcement discretion” for LDTs, it could require us to modify our business model and incur higher costs in order to maintain compliance with this new policy. A similar situation may occur if Congress decides to enable newly proposed regulations, such as the updated Verifying Accurate Leading-edge IVCT Development Act of 2021. For AlloSure Kidney and other similar testing solutions, if required by the FDA or if new laws are enacted we may be required to conduct additional clinical trials to demonstrate clinical validity and utility of our test, and submit to the FDA a premarket approval application, or PMA, or 510(k) premarket notification application and obtain approval or clearance for the test subsequent to commercialization. There can be no assurance that any of our tests or additional uses of our tests for which we seek clearance or approval in the future will be cleared or approved on a timely basis, or at all, and there can be no assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our current and future tests. Moreover, any new FDA or regulatory requirements could complicate our compliance efforts.
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
We have developed policies and procedures in view of these regulations. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements, business practices change or a significant breach to protected health information, or PHI, occurs.
In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that are applicable to our operations. New laws governing privacy may be adopted in the future as well. We have taken steps intended to address health information privacy requirements to which we are aware that we are subject.
Whether regulators may find our policies, procedures and other privacy initiatives to be compliant with HIPAA is subject to the regulator's assessment.
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
Both the Stark Law and PORA contain exceptions for compensation paid to a physician for personal services rendered by the physician, provided that certain conditions are satisfied. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and clinical advisory boards. We have structured these arrangements with terms intended to address the requirements of the applicable exceptions to the Stark Law, PORA and other similar state laws. However, we cannot be certain that regulators would find these arrangements to be in compliance with the Stark Law, PORA or similar state laws.
Sanctions for a violation of the Stark Law include the following:
•denial of Medicare payment for the services provided in violation of the prohibition;
•refunds of amounts collected by an entity in violation of the Stark Law;
•a civil penalty of up to $26,125 per service for submitting or causing to be submitted a claim in violation of the Stark Law and an assessment of up to three times the amount claimed;
•exclusion from federal health care programs, including the Medicare and Medicaid programs; and
•a civil penalty of up to $174,172 against parties that enter into a scheme to circumvent the Stark Law’s prohibitions.
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
There have previously been public announcements by members of the U.S. Congress regarding their plans to repeal and replace the Affordable Care Act, and the Biden administration has announced plans to expand the federal health care programs, such as Medicare and Medicaid. We cannot predict whether future healthcare initiatives, including at the federal level, will be initiated or the effect any such initiatives could have on our business, financial condition or results of operations.
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
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,803 and $23,607 for each false claim for penalties assessed after December 31, 2021. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of, among other things, causing physicians to order excessive or unnecessary services, providing false documentation in support of claims, kickbacks, off-label promotion of products, and Stark Law violations and other improper referrals, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. Our future activities relating to billing, compliance with certain regulations and Medicare reimbursement requirements, physician and other healthcare provider financial relationships and the sale and marketing of our products may be subject to scrutiny under these laws.
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
For requests to opt-out, businesses must provide a “Do Not Sell My Info” link on their website or mobile app. Under the CCPA, applicable businesses are required to:
•respond to requests from consumers to know, delete and opt-out within specific time frames;
•verify the identity of consumers who make requests to know and to delete, whether or not the consumer maintains a password-protected account;
•maintain records of requests and response for 24 months in order to demonstrate our compliance;
•treat user-enabled privacy settings that signal a consumer’s choice to opt-out as a validly submitted opt-out request;
•disclose financial incentives offered in exchange for the retention or sale of a consumer’s personal information and explain how the value of the personal information is calculated; and
•explain how these incentives are permitted under the CCPA.
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
These CE labeled products are also falling under requirements of the In-Vitro Diagnostic Regulation (2017/746) (IVDR). The IVDR requirements are applied starting May 26, 2022. The European Commission recently confirmed adoption of a proposal for a progressive roll-out of the IVDR to prevent disruption in the supply of In-Vitro Diagnostic products to the market. The proposal does not change any requirements of the IVDR or changes the implementation date but changes the transitional provisions to allow a progressive rollout based on the risk level of the device.
In accordance with these timelines, our current CE marked products will remain available to customers throughout the transition period. There is currently no anticipated supply risk based on the implementation of the IVDR in May 2022. The date of certification for our products under the IVDR is currently under review in consultation with our notified body and certification of these products to the IVDR shall be achieved within the transition timeframes. We are also actively working with our Notified Body to bring the Quality management system at the sites to be compliant to IVDR requirements by May 2026.
Certain of our products also comply with the CMDCAS, which is a system designed to implement Canadian regulations requiring some medical devices be designed and manufactured under a registered QMS. The SCC and Health Canada's Therapeutic Products Directorate developed this system. CMDCAS came into effect January 1, 2003.
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
Controllers and processors of personal data must put in place appropriate technical and organizational measures to implement the data protection principles. Business processes that handle personal data must be designed and built with consideration of the GDPR principles and provide safeguards to protect data. Data controllers and processors must design information systems with privacy in mind. No personal data may be processed unless it is done under one of six lawful bases specified by the regulation (consent, contract, public interest, vital interest, legitimate interest or legal requirement). When the processing is based on consent the data subject has the right to revoke it at any time.
Data controllers and processors must clearly disclose any data collection, declare the lawful basis and purpose for data processing, and state how long data is being retained and if it is being shared with any third parties or outside of the EEA. Data subjects have the right to request a portable copy of the data collected by a data controller or processor in a common format, and, under certain circumstances, the right to have their data erased. Businesses must report data breaches to national supervisory authorities within 72 hours after becoming aware of the breach if they have an adverse effect on user privacy. In some cases, violators of the GDPR may be fined up to €20 million or up to 4% of the annual worldwide turnover of the preceding financial year in case of an enterprise, whichever is greater.
Our business or financial results may be adversely impacted by adhering to these regulatory requirements and the related costs of ensuring and maintaining compliance.

Employees and Human Capital Resources
At December 31, 2021, we had 645 employees, of which 633 were full-time employees. We had 154 employees in manufacturing operations and support, 162 in research and development; 248 in sales and marketing and 81 in general and administrative positions. As of December 31, 2021, 553 employees were located in the United States and 92 were located outside of the United States.
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
We have also created a COVID-19 task force that is responsible for crisis decision making, employee communications, enforcing pre-arrival temperature checking, daily health check-ins and enhanced safety training/protocols in our offices for employees who do not work from home.
From time to time, we also employ independent contractors, consultants and temporary employees to support our operations. Currently, our SSP production group in Sweden is represented by an IF Metall collective bargaining agreement. None of our other employees are represented by a union or are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.
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
•Transplant centers may not adopt AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.
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
•If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, and future testing solutions, if any, and our business will be harmed.
•Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
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
•Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart.
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
Risks Related to Our Business
Our business may be adversely affected by the effects of health epidemics, including the continuing COVID-19 pandemic.
The full impact of the continued COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments have taken and continue to take, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on us, but the pandemic may materially affect our financial condition, liquidity and future results of operations.
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
In addition, our clinical studies may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical study protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. Additionally, collaborators at research hospitals may be subject to limitations with respect to accessing their laboratories and sample banks, which could impact timelines for research and product development dependent on external collaborations. Limits on the ability of individuals to move freely during a pandemic may also negatively impact recruiting new staff necessary to expand our operations.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.
Management is actively monitoring the effect of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. While the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the continued efficacy of such vaccines, and we do not yet know how businesses, clinics, patients or our partners will operate in a post COVID-19 environment. The ultimate impact of the COVID-19 pandemic on our business, operations, or the global economy as a whole, remains highly uncertain, and a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.
Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19’s impacts, the impact of the Delta or Omicron variants or other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta or Omicron variants or such other variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. We continue to evaluate and refine our return to work strategy. We also continue to monitor the World Health Organization and Centers for Disease Control and Prevention guidelines, as well as other federal, state and local guidance, as we adapt and as some of our employees have returned to in-person work.
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the year ended December 31, 2021, our net loss was $30.7 million. As of December 31, 2021, we had an accumulated deficit of $383.2 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

•researching, developing, validating and commercializing potential new testing services, products and patient and digital solutions, including additional expenses in connection with our continuing development and commercialization of KidneyCare, HeartCare, AlloSeq, AiTraC and other future solutions;
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
We may require additional financing.
As of December 31, 2021, we had cash and cash equivalents of $348.5 million and an accumulated deficit of $383.2 million. In the first quarter of 2021, we completed an underwritten public offering of common stock resulting in aggregate net proceeds to us of approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. We may require additional financing in the future to fund working capital, pay our obligations as they come due and fund our acquisitions of complementary businesses and assets. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.
We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.
For the year ended December 31, 2021, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 68% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart and AlloSure Heart tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
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
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. The trial date is currently set to start March 7, 2022.
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. Trial is currently scheduled for July 24, 2023. We intend to defend both of these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets in this Form 10-K. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control, including the continued impact of the COVID-19 pandemic. We cannot be certain that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.
The field of diagnostic testing in transplantation is evolving and is subject to rapid technological change. If we are unable to develop solutions to keep pace with rapid medical and scientific change, our operating results could be harmed.
The field of diagnostic testing in transplantation is evolving. Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations that could make AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our other products and patient and digital solutions, including those in development, outdated. We must continually innovate, expand and update our test offerings to address unmet needs in monitoring transplant related conditions. AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, and our other products and patient and digital solutions, including those in development, could become obsolete unless we continually innovate, enhance and expand our product offerings to include new clinical applications. If we are unable to demonstrate the effectiveness of AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, our other products and patient and digital solutions and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our tests, products and patient and digital solutions could decline, which would harm our business and financial results.
If clinicians, hospital administrators, medical centers and laboratories do not adopt our diagnostic solutions, we will not achieve future sales growth.
Clinicians and healthcare administrators are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we continue to educate clinicians, administrators and laboratory directors about our testing services, products and patient and digital solutions, and demonstrate the clinical and diagnostic benefits of these services, products and patient and digital solutions. We believe that clinicians, transplant centers and laboratories may not use our services, products and patient and digital solutions unless they determine, based on published peer-reviewed journal articles, the experience of other clinicians or laboratory verification, that our services, products and patient and digital solutions provide accurate, reliable and cost-effective information that is useful in pre-transplant matching and monitoring their post-transplant recipients.
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
If the use of AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart or any of our other solutions is not supported by studies published in peer-reviewed scientific and medical publications, and then periodically supplemented with additional support in peer-reviewed journals, the rate of adoption of our current and future solutions by clinicians and treatment centers and the rate of reimbursement of our current and future solutions by payers may be negatively affected.
Transplant, like all specialties, is based on evidence-based medicine. As a result, laying a strong foundation of evidence and improved clinical utility is essential in the adoption of the tools offered by us. The results of our studies involving AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart have been presented at major medical society congresses and published in peer-reviewed publications in leading medical journals. This continued presence in peer-reviewed publications is necessary to promote clinician adoption and favorable reimbursement decisions. We believe that peer-reviewed journal articles that provide evidence of the utility of our solutions or the technology underlying AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our other products and patient and digital solutions are very important to the commercial success of our solutions. Clinicians typically take a significant amount of time to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our future solutions, and demonstrate the clinical benefits of these solutions. Clinicians may not adopt, and third-party payers may not cover or adequately reimburse for, our current and future products and patient and digital solutions unless they determine, based on published peer-reviewed journal articles and the experience of other clinicians, that our diagnostic current and future products and patient and digital solutions provide accurate, reliable and cost-effective information that is useful in monitoring transplant recipients and making informed and timely treatment decisions.
The administration of clinical and economic utility studies is expensive and demands significant attention from our management team. Data collected from these studies may not be positive or consistent with our existing data, or may not be statistically significant or compelling to the medical community. If the results obtained from our ongoing or future studies are inconsistent with certain results obtained from our previous studies, adoption of our current and future products and patient and digital solutions would suffer and our business would be harmed.
While we have had success in generating peer-reviewed publications regarding AlloSure Kidney, AlloSure Lung, AlloMap Heart, and AlloSure Heart, additional peer-reviewed publications regarding AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our future products and patient and digital solutions may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies that would be the subject of the article. If our current and future products and patient and digital solutions or the technology underlying AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, or our future products and patient and digital solutions do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption and positive reimbursement coverage decisions could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for diagnostic solutions such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that is the subject of a study.
To ensure the success of AlloSure Kidney and future tests based on donor-derived cell-free DNA, or dd-cfDNA, we will need to continue our efforts to complete and publicize research and trials, especially the Kidney Allograft Outcomes AlloSure Registry, or K-OAR, registry study, that provides evidence of the utility of dd-cfDNA and validate AlloSure Kidney as a solution.

Transplant centers may not adopt AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.
Due to the historically limited monitoring options and the well-established coverage and reimbursement for biopsies, clinicians are accustomed to monitoring for acute rejection in kidney and heart transplant recipients by utilizing biopsies. Many clinicians use AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart in parallel with biopsies rather than as an alternative to biopsies. While we do not market AlloSure Kidney, AlloSure Lung, AlloMap Heart or AlloSure Heart as biopsy alternatives, per se, if treatment center administrators view our test as an alternative to a biopsy but believe they would derive more revenue from the performance of biopsies, such administrators may be motivated to reduce or avoid the use of our test. While biopsies are less common for monitoring kidney transplant patients, there are transplant centers that manage patients with protocol biopsies, which could impact AlloSure Kidney revenue. We cannot provide assurance that our efforts will increase the use of our test by new or existing customers. Our failure to increase the frequency of use of our test by new and existing customers would adversely affect our growth and revenues.
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
We expect the competition for pre-transplant typing and post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing products and services for the transplant market which may directly or indirectly compete with our existing pre- and post-transplant solutions, or our development pipeline. Competition from other companies, especially those with an eye toward transitioning to more automated typing processes, could impact our ability to maintain market share and its current margins. For example, QTYPE competes with other quantitative polymerase chain reaction, or PCR, products including products offered by Thermo Fisher Scientific, Inc., or Thermo Fisher, as well as alternatives to PCR such as next generation sequencing, or NGS, typing products.
In addition to businesses focused on pre-transplantation such as Thermo Fisher’s One Lambda and Immucor, Inc.’s LIFECODES, companies that have not historically focused on transplantation, but that possesses existing knowledge of dd-cfDNA technology have indicated they are considering this market.
Competition for our patient and digital solutions include various companies that develop application software and operate in the healthcare field. Our competition for patient solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Our primary competitor in the digital solutions field is Epic Systems Corporation, or Epic. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
The field of clinical surveillance of transplantation is evolving. New and well-established companies are devoting substantial resources to the application of molecular diagnostics to the treatment of medical conditions. Some of these companies may elect to develop and market diagnostic solutions in the post-transplant surveillance market.
Many of our potential competitors may have greater brand recognition or substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by clinicians and payers as functionally equivalent to our AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart tests, which could force us to lower the current list price of our test and impact our operating margins and our ability to achieve profitability. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our

products and patient and digital solutions, which could prevent us from increasing or sustaining our revenues or achieving profitability and could cause the market price of our common stock to decline.
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
The value of AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart depends, in large part, on our ability to perform AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart tests on a timely basis and at a high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or hire new personnel could result in higher costs of processing or an inability to meet market demand in a timely manner.
There can be no assurance that we will be able to perform AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, or our future solutions, if any, on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand for our current and future solutions, our reputation could be harmed and our future prospects and our business could suffer.
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
From 2020 to 2021, our revenue grew from $192.2 million to $296.4 million, which represents annual growth of 54%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:
•the continued usage and acceptance of our current and future solutions;
•demand for our testing services, products and patient and digital solutions;
•the introduction and acceptance of new or enhanced products or services by us or by competitors;
•our ability to maintain reimbursement for AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart and secure reimbursement for our future solutions;
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
If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, and future testing solutions, if any, and our business will be harmed.
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
If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, or future solutions following validation and other required procedures. We cannot be certain that we would be able to find another CLIA-certified facility willing or able to adopt AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart or future solutions or able to comply with the required quality and regulatory standards, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.
Since the onset of the COVID-19 pandemic, federal, state and local governments have imposed various quarantines, shelter-in-place and similar government orders, including several orders that have impacted operations in San Mateo County, where our laboratory and headquarters are located. These orders and others may be further modified, amended and adopted or renewed depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our laboratory are deemed non-essential, or if sufficient numbers of our laboratory staff are infected with COVID-19 and are unable to perform their roles, we may not be able to perform our tests for the duration of any shelter-in-place order or while we have insufficient numbers of laboratory staff, either of which could negatively impact our business, operating results and financial condition.
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
We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition or results of operations, including the sustainability of our business over time.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of recipient samples to our laboratory and enhanced tracking of these recipient samples. Should a carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions, including those related or attributable to the COVID-19 pandemic, affecting delivery services we use would adversely affect our ability to receive and process recipient samples on a timely basis.
Our ability to commercialize our testing solutions that we develop is dependent on our relationships with laboratory services providers and their willingness to support our current and future solutions.
We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our Brisbane, California laboratory. Our business will suffer if these service providers do not support AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart or the other solutions that we may develop. For example, these laboratories may determine that processing the samples for our solutions requires too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.
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
•sustain or achieve broader commercialization of AlloSure Kidney, AlloSure Lung, KidneyCare, AlloMap Heart, AlloSure Heart, HeartCare, our products and patient and digital solutions or enhancements to those tests, products and patient and digital solutions;
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
In addition, our success depends on our ability to attract and retain laboratory and field personnel with extensive experience in transplant recipient care and surveillance and close relationships with clinicians, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart or our future solutions, if any.
In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our discovery, development, verification and commercialization programs.
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
In addition, the marketing, sale and use of AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our other products and solutions, or activities related to our research and clinical studies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed. For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis. Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results. A product liability or professional liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot provide assurance that our product liability insurance would adequately protect our assets from the financial impact of defending product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. In addition, any product liability claim brought against us, with or without merit, could increase our product liability insurance rates and prevent us from securing insurance coverage in the future at reasonable coverage levels, or at all. Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.
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

We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the production of our products and/or in the performance of our tests. These sole source suppliers include Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Illumina, Inc., or Illumina, which supplies us with instruments, laboratory reagents, and consumables; Avantor, which supplies us with kitting services, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supplies us with cell preparation tubes; Beckman Coulter, which provides laboratory reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent and reagent kits. We do not have guaranteed supply agreements with Thermo Fisher, Becton, Dickinson and Company or Avantor, which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.
In addition, our ABI 7900 Thermocycler, a real time PCR instrument used in AlloMap Heart, is no longer in production. Thermo Fisher has committed to provide service and support of this instrument through 2022. We believe that there are relatively few suppliers other than Thermo Fisher, Roche, Illumina, Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products and services. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher, Becton, Dickinson and Company or Avantor, or Avantor encounters delays or difficulties in securing from Qiagen N.V., the quality and quantity of reagents, supplies or instruments that we require for our current products and services or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians and customers who order our current products and services rely on the continued and timely availability of our products and services. If we are unable to provide results within a timely manner, clinicians may elect not to use our products or services in the future and our business and operating results could be harmed.
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
Many of the countries in which we operate, including the U.S. and several of the members of the European Union, or EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. On June 23, 2016, the United Kingdom, or the UK, held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the ultimate effects of Brexit have yet to be seen, and the UK is in the process of negotiating trade deals with other countries, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; increased inflation globally and in the U.S. in particular; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition.
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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Ottr Complete Transplant Management, or Ottr, Inc. or XynManagement, Inc., or XynManagement, TransChart, MedActionPlan, or the Transplant Pharmacy, or TTP, or any other businesses or assets that we may acquire.
The integration of any businesses or assets we may acquire will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination or integration and any other businesses or assets we have or may acquire, which includes, with respect to Ottr, Inc., the complementary Ottr software, with respect to XynManagement, XynQAPI, TransChart and MedActionPlan, as well as TTP's services and technologies, and in each case the benefits of any significant cross-selling opportunities. If we are not able to achieve the anticipated strategic benefits of any such combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
Our License and Commercialization Agreement with Illumina may not result in material benefits to our business.
Under the License and Commercialization Agreement, or the License Agreement, with Illumina, we are obligated to complete timely development and commercialization of future products, including meeting certain commercialization milestones. The failure to meet any such milestones could result in the loss of exclusivity for the affected licensed products. Additionally, we agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023 and we are required to pay royalties in the mid-single to low-double digits on sales of future commercialized products.
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
The Cibiltech Agreement provides us an exclusive right to commercialize its proprietary software iBox. We have not yet made any applications to payers for reimbursement coverage of iBox. The failure to obtain reimbursement coverage from payers for iBox could result in material amounts of revenue not being recognized, and failure to successfully integrate predictive artificial intelligence technology with our existing tests.
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

Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. We expect further intensification of the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. We could be forced to expend considerable resources responding to these audits or other inquiries. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart and future solutions, as well as the results of any audits or inquiries evaluating the medical necessity of our services could negatively affect our revenue, cash flows and profitability.
Health insurers and other third-party payers may decide to revoke coverage of our existing test, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects.
Successful commercialization of AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are essential to meeting our immediate objectives and long-term commercial goals.
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
•medically necessary or redundant;
•lead to improved patient outcomes;
•appropriate for the specific recipient;
•cost-saving or cost-effective; and
•supported by peer-reviewed publications.

Third-party payers may disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or were redundant or not coupled with other specified tests or services or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are also subject to claims reviews and/or audits by such payers, including governmental audits of our Medicare claims, and may be required to repay these payers if a finding is made that we were incorrectly reimbursed.
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

Since each payer makes its own decision as to whether to establish a policy to reimburse for a test, seeking payer coverage and other approvals is a time-consuming and costly process. We cannot be certain that adequate coverage and reimbursement for AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, or future solutions will be provided in the future by any third-party payer.
Reimbursement for AlloSure Kidney, AlloMap Heart and AlloSure Heart comes primarily from Medicare and private third party payers such as insurance companies and managed care organizations. The reimbursement process can take six months or more to complete depending on the payer. Coverage policies approving AlloMap Heart have been adopted by many of the largest private payers. Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms. We continue to work with third-party payers to expand and seek such coverage and to appeal denial decisions based on existing and ongoing studies, peer reviewed publications, support from physician and patient groups and the growing number of AlloMap Heart tests that have been reimbursed by public and private payers. There are no assurances that the current policies will not be modified in the future. If our test is considered on a policy-wide level by major third-party payers, whether at our request or on their own initiative, and our test is determined to be ineligible for coverage and reimbursement by such payers, our collection efforts and potential for revenue growth could be adversely impacted.
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
Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart.
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

AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, and our other products and solutions, along with the manufacturing processes, packaging, labeling, distribution, import, export, and advertising and promotional activities for such products and solutions, are or will be subject to continual requirements of, and review by, CMS, state licensing agencies, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising, promotion, recordkeeping and adverse event reporting. Regulatory clearance of a test or device may be subject to limitations by the regulatory body as to the indicated uses for which the product may be marketed or to other conditions of approval. For example, we are exploring utilization of AlloMap Heart in areas that could be considered outside the scope of our current labeling. Broader uses would require FDA clearance as well as changes to the labeling.
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. We previously received a civil investigative demand (CID) from the United States Department of Justice (DOJ) requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. We also previously received an information request from a state regulatory agency and may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or clinical utility of any of our products or services and are cooperating fully with the investigations. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of the DOJ or SEC investigations, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. We may expend significant financial and managerial resources in connection with responding to the CID, the SEC subpoena and other information requests. Any of the foregoing consequences could seriously harm our business and our financial results.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and resting leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of December 31, 2021, we had 27 issued U.S. patents related to transplant rejection and autoimmunity. We have four issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2022 to 2024. We have five additional patents covering additional genes or gene variants for diagnosing transplant rejection.
In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to a U.S. patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This patent has an expiration date of November 5, 2030. A second patent included in the license from Stanford was issued in December 2017 and further covers the use of dd-cfDNA to diagnose and predict transplant status or outcome. Five additional patents were issued from this Stanford set between 2019 and 2021, covering the use of dd-cfDNA to diagnose and predict transplant status or outcome. All of these patents have the same 2030 expiration date as the original Stanford patent. In April 2021, three additional patents were issued from the license from Stanford, each of which expires in 2030.
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
We license technology from third parties necessary to develop and commercialize our products. In connection with our acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This technology is critical to AlloSure Kidney under the terms of the Stanford license, we are required to pay certain fees. This patent has an expiration date of November 5, 2030. A second patent included in the license from Stanford was issued in December 2017 and further covers the use of dd-cfDNA to diagnose and predict transplant status or outcome. Five additional patents were issued from this Stanford set between 2019 and 2021, covering the use of dd-cfDNA to diagnose and predict transplant status or outcome. All of these patents have the same 2030 expiration date as the original Stanford patent. In April 2021, three additional patents were issued from the license from Stanford, each of which expires in 2030.
On May 4, 2018, we entered into the License Agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in transplantation diagnostic testing. As a result, on June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line.
On April 30, 2019, we entered into the Cibiltech Agreement, pursuant to which we were granted an irrevocable, non-transferable right to commercialize Cibiltech’s proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation in the U.S. for a period of ten years.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2021, our closing stock price ranged from $41.20 to $95.60 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 39.3% of our common stock as of February 22, 2022. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
In addition, our executive officers and directors have and may adopt written plans, known as “Rule 10b5-1 Plans,” under which they will contract with a broker to sell shares of our common stock on a periodic basis to diversify their assets and investments. Sales made by our executive officers and directors pursuant to Rule 10b5-1, regardless of the amount of such sales, could adversely affect the market price of our common stock.
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
Based on a review of our equity transactions since inception, a portion of our NOLs have been limited due to the equity financings that we have completed. Future equity transactions may result in further substantial annual limitations on the utilization of our NOLs due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.
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
•special meetings of the stockholders may be called only by the chairman of our board of directors, a majority of our board of directors or by our chief executive officer or president (if at such time we have no chief executive officer); and
•stockholders are not permitted to cumulate their votes for the election of directors.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. This provision does not apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended, or the rules and regulations promulgated thereunder, or any other claim for which the U.S. federal courts have exclusive jurisdiction. Any person or entity holding, owning or otherwise acquiring any interest in any security of our company shall be deemed to have notice of and consented to this provision. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to this exclusive forum provision. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in South San Francisco, California. We lease facilities in North America, Europe, and Australia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2021:

Location	Function	Square Footage
United States
South San Francisco, California	Corporate headquarters	28,968
Brisbane, California	Research & development and clinical laboratories	64,422
West Chester, Pennsylvania	Sales office and distribution	6,336
Omaha, Nebraska	Digital solutions office	13,132
Columbus, Ohio	Digital solutions office	3,806
Flowood, Mississippi	Transplant pharmacy	4,800
Europe
Stockholm, Sweden	Research & development and product manufacturing	24,940
Australia
Fremantle	Research & development and product manufacturing	11,593
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
Holders of Record
As of February 22, 2022, there were approximately 67 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following stock performance graph compares total stockholder returns for CareDx, Inc. from December 31, 2016 through December 31, 2021 against the Nasdaq Market Composite Index and Nasdaq Biotech Index, assuming a $100 investment made on December 31, 2016. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100 on December 31, 2016
Among CareDx, Inc., Nasdaq Composite Index, and Nasdaq Biotech
USD ($)
$3,500
$3,250
$3,000
$2,750
$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
$250
$-
12/31/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/30/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
CareDx
Nasdaq Composite
Nasdaq Biotech

Sales of Unregistered Securities
There were no sales of unregistered securities by us during the fourth quarter of 2021.

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended December 31, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
October 1, 2021 - October 31, 2021	2,853	(1)	$19.73
November 1, 2021 - November 30, 2021	13,262	(1)	$14.53
December 1, 2021 - December 31, 2021	4,846	(1)	$13.58
Total	20,961		—
(1) Represents shares of our common stock withheld from employees for the payment of taxes.

ITEM 6. [RESERVED]

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
Overview and Recent Highlights
We are a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products and patient and digital healthcare solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients.
Testing Services
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our dd-cfDNA offering built on a NGS platform. In transplantation, more than 100 papers from over 50 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This SNP approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
AlloSure Kidney has received positive coverage decisions for reimbursement from Medicare. The Medicare reimbursement rate for AlloSure Kidney is $2,841. AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis.
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
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection was published in the American Journal of Transplant, or AJT, and the outcomes of 1,000 patients was published in Kidney International.
The prospective multicenter trial, the K-OAR study, has enrolled over 1,700 patients, with plans to survey patients with AlloSure Kidney for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients.
KidneyCare
KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of iBox in one surveillance solution. We have not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or iBox.

In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with K-OAR, 3,000 patients will be enrolled into the study.
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
AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
In October 2020, we received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative Contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. AlloSure Heart has received positive coverage decisions from several commercial payers.
We have also successfully completed several landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap Heart for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap Heart based on our Cardiac Allograft Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006) study, which was published in the AJT. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap Heart surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses. AlloMap Heart is now recommended as part of the ISHLT (International Society for Heart and Lung Transplantation) guidelines.
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
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies, launched in April 2020, is the ALARM study, or AlloSure Lung Allograft Remote Monitoring, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC will be measured. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In June 2020, we submitted an application to the Palmetto MolDx Technology Assessment program seeking coverage and reimbursement for AlloSure Lung. In October 2021, we launched AlloSure Lung as part of the CHEST 2021 Annual Meeting. We have gained early adoption with some commercial payers.
Cellular Therapy
In April 2020, we initiated a research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. AlloCell is being commercialized through research agreements with biopharma companies developing cell therapies. In 2021, we executed multiple additional agreements with biopharma therapeutics companies to use AlloCell in research and clinical studies.
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/ HCT transplant using AlloHeme Testing, or ACROBAT, study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT.
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
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, Inc., or Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS products and technologies for use in transplantation diagnostic testing.
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
In March 2021, we acquired certain assets of BFS Molecular S.R.L., or BFS Molecular, a software company focused on NGS-based patient testing solutions. BFS Molecular brings extensive software and algorithm development capabilities for NGS transplant surveillance products.
Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr, Inc. and XynManagement.
On May 7, 2019, we acquired 100% of the outstanding common stock of Ottr, Inc. Ottr, Inc. was formed in 1993 and is a leading provider of transplant patient management software, or the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with electronic medical records, or EMR, systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.

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
In January 2021, we acquired TransChart LLC, or TransChart. TransChart provides EMR software to hospitals throughout the United States to care for patients who have or may need an organ transplant. As part of our acquisition of TransChart in January 2021, we acquired Tx Access, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
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
In November 2021, we acquired MedActionPlan.com LLC, or MedActionPlan, a New Jersey-based provider of medication safety, medication adherence and patient education. MedActionPlan is a leader in patient medication management for transplant patients and beyond.
In December 2021, we acquired the Transplant Pharmacy, or TTP, a transplant focused pharmacy located in Mississippi. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S.
COVID-19 Impact
In the final weeks of March and during April 2020, with hospitals increasingly caring for COVID-19 patients, hospital administrators chose to limit or even defer, non-emergency procedures. Immunosuppressed transplant patients either self-prescribed or were asked to avoid transplant centers and caregiver visits to reduce the risk of contracting COVID-19. As a result, with transplant surveillance visits down, we experienced a slowdown in testing services volumes in the final weeks of March and during April 2020. As a response to the COVID-19 pandemic, and to enable immune-compromised transplant patients to continue to have their blood drawn, in late March 2020, we launched RemoTraC, a remote home-based blood draw solution using mobile phlebotomy for AlloSure and AlloMap surveillance tests, as well as for other standard monitoring tests. To date, more than 200 transplant and nephrology centers can offer RemoTraC to their patients and over 11,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, our testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic. In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, we did not experience a decrease in testing services volumes. Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business regained normalized sales volumes during the fourth quarter of 2020.
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
Financial Operations Overview
Revenue
We derive our revenue from testing services, products sales, patient and digital solutions revenues. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, an entity satisfies a performance obligation.
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart and AlloSure Heart tests, which represented 87%, 85% and 82% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
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
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9%, 10% and 15% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, TTP, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio. Patient and digital solutions revenue represented 3%, 5% and 3% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Revenue Recognition
We recognize revenue from testing services, product sales and patient and digital solutions in the amount that reflects the consideration which it expects to be entitled in exchange for goods or services as it transfers control to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
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
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is mainly derived from a combination of SaaS and perpetual software license agreements entered into with various transplant centers (customers). The main performance obligations in connection with our SaaS and perpetual software license agreement are the following: (i) implementation services and delivery of the perpetual software license are considered a single performance obligation, (ii) post contract support. We allocate the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on our satisfaction of each distinct performance obligation in each agreement.
Perpetual software license agreements typically require advance payments from customers upon the achievement of certain milestones. We record deferred revenue in relation to these agreements when cash payments are received, or invoices are issued in advance of our performance, and generally recognize revenue over the contractual term, as performance obligations are fulfilled.
In addition, we derive patient and digital solutions revenue from software subscriptions and medication sales. We generally bill software subscription fees in advance. Revenue from software subscriptions is deferred and recognized ratably over the subscription term. The medication sales revenue is recognized based on the negotiated contract price with the governmental, commercial and non-commercial payers with any applicable patient co-pay.
Stock-based Compensation
We use the Black-Scholes Model, which requires the use of estimates such as stock price volatility and expected option lives, to value employee stock options. We estimate the expected option lives using historical data, estimate volatility using our own historical stock prices, estimate risk-free rates using the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option lives, and estimate dividend yield using our expectations and historical data. The fair value of each restricted stock unit is calculated based upon the closing price of our common stock on the date of the grant.
We use the straight-line attribution method for recognizing compensation expense. Compensation expense is recognized on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our historical experience.
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
Acquired Intangible Assets
Amortizable intangible assets include customer relationships, developed technology, commercialization rights, trademarks and in-process technology assets acquired as part of a business combination or asset acquisition. Intangible assets subject to amortization are amortized over their estimated useful lives. Acquired in-process technology assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
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
In connection with our annual goodwill assessment on December 1, 2021, we performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and our market capitalization. Based on this analysis, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2021, no impairment of goodwill has been identified.
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
As of December 31, 2021, no impairment of acquired in-process technology assets has been identified.
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
The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report

The growth of our testing services business is tied to the number of AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart patient samples we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.
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
AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
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
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina's NGS product line for use in transplantation diagnostic testing. As a result, on June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA is a high-resolution solution that uses NGS methodology. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines for use in the field of bone marrow and solid organ transplantation diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
In September 2019, we commercially launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, which received CE mark authorization on January 20, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.

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
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr, Inc. and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska.
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

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
(In thousands)

	Year Ended December 31,
	2021	2020	Change
Revenue:
Testing services revenue	$259,285	$163,610	$95,675
Product revenue	26,832	19,302	7,530
Patient and digital solutions	10,280	9,282	998
Total revenue	296,397	192,194	104,203
Operating expenses:
Cost of testing services	71,251	43,932	27,319
Cost of product	18,930	13,847	5,083
Cost of patient and digital solutions	7,208	5,338	1,870
Research and development	76,525	48,941	27,584
Sales and marketing	77,245	53,858	23,387
General and administrative	74,964	48,806	26,158
Total operating expenses	326,123	214,722	111,401
Loss from operations	(29,726)	(22,528)	(7,198)
Other income (expense):
Interest income, net	160	271	(111)
Change in estimated fair value of common stock warrant liabilities	106	(1,495)	1,601
CARES Act Provider Relief Fund	—	4,813	(4,813)
Other expense, net	(2,628)	(811)	(1,817)
Total other (expense) income	(2,362)	2,778	(5,140)
Loss before income taxes	(32,088)	(19,750)	(12,338)
Income tax benefit	1,426	1,036	390
Net loss	$(30,662)	$(18,714)	$(11,948)
Testing Services Revenue
Testing services revenue increased by $95.7 million, or 58%, for the year ended December 31, 2021, compared to the same period in 2020. This increase is primarily due to an increase of more than 74,000 AlloSure Kidney, AlloMap Heart and AlloSure Heart patient results provided during the year ended December 31, 2021, compared to the year ended December 31, 2020.
Product Revenue
Product revenue increased by $7.5 million, or 39%, for the year ended December 31, 2021, compared to the same period in 2020, primarily due to growth from the NGS typing products.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $1.0 million, or 11%, during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the acquisitions of TransChart in January 2021, MedActionPlan in November 2021 and TTP in December 2021.
Cost of Testing Services
Cost of testing services increased by $27.3 million, or 62%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase is primarily due to increased testing volume, the related increased reagents, consumables and shipping expenses, increased personnel-related costs and increased stock-based compensation expense.
Cost of Product

Cost of product increased by $5.1 million, or 37%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increased product revenue, personnel-related costs and stock-based compensation expense.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $1.9 million, or 35%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the acquisitions of TransChart in January 2021, MedActionPlan in November 2021 and TTP in December 2021, and an increase in personnel-related costs and amortization of newly acquired intangibles.
Research and Development
Research and development expenses increased by $27.6 million, or 56%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in headcount and personnel-related costs of $9.8 million, an increase in consulting and professional fees of $3.9 million, an increase in clinical studies of $2.6 million, an increase in stock-based compensation expense of $2.5 million, an increase in software expense of $1.6 million and an increase in partnership and collaboration fees of $1.6 million.
Sales and Marketing
Sales and marketing expenses increased by $23.4 million, or 43%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in headcount and personnel-related costs of $12.1 million, an increase in stock-based compensation expense of $5.5 million, an increase in travel costs of $1.9 million and an increase in consulting and professional fees of $1.9 million.
General and Administrative
General and administrative expenses increased by $26.2 million, or 54%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in legal expenses in connection with litigation related to intellectual property and false advertising matters as well as information requests from the Department of Justice and the SEC, of $10.3 million, an increase in consulting and professional fees of $4.0 million, an increase in stock-based compensation expense of $3.8 million, an increase in headcount and personnel-related costs of $2.4 million, an increase in software expense and IT infrastructure of $1.3 million and an increase in audit fees of $0.9 million.
Change in Estimated Fair Value of Common Stock Warrant Liability
The change in estimated fair value of common stock warrant liability increased from an expense of $1.5 million for the year ended December 31, 2020 to income of $0.1 million for the year ended December 31, 2021, resulting in a net change of $1.6 million.
The $0.1 million income in the year ended December 31, 2021 reflects a remeasurement gain of $0.3 million for the change in the fair value of our common stock warrant liability and a remeasurement charge of $0.2 million for warrants exercised during the year. In the year ended December 31, 2021, warrants to purchase approximately 3,000 shares of common stock with an average exercise price of $1.12 per share were exercised for cash proceeds of $4 thousand.
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
CARES Act Provider Relief Fund
The CARES Act Provider Relief Fund decreased by $4.8 million, or 100%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the CARES Act payment we received in April 2020.
Other Expense, Net
Other expense, net increased by $1.8 million, or 224%, for the year ended December 31, 2021, compared to the same period in 2020, primarily due to the unrealized loss on our minority investment in Miromatrix Medical, Inc. and foreign currency exchange rate losses.
Income Tax Benefit

For the year ended December 31, 2021, we recorded an income tax benefit of $1.4 million on a loss before income taxes of $32.1 million, which was primarily attributable to the recognition of deferred tax assets from foreign losses and the income tax benefit related to the acquisition of TTP. The effective tax rate for the year ended December 31, 2021 differs from the federal statutory tax rate as a result of the income tax expense related to non-deductible executive compensation and the decrease in valuation allowance.
For the year ended December 31, 2020, we recorded an income tax benefit of $1.0 million on a loss before income taxes of $19.8 million, primarily attributable to the recognition of deferred tax assets from foreign losses and recognition of previous unrecognized tax benefits. The effective tax rate for the year ended December 31, 2020 differs from the federal statutory tax rate as a result of the income tax expense related to non-deductible executive compensation and the increase in valuation allowance.
Comparison of the Years Ended December 31, 2020 and 2019
For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please refer to the discussion under the heading “Results of Operations—Comparison of the Years Ended December 31, 2020 and 2019” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $383.2 million at December 31, 2021. As of December 31, 2021, we had cash and cash equivalents of $348.5 million, and no debt outstanding.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.
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
At-the-Market Equity Offering
On August 31, 2018, we entered into a sales agreement, or the Sales Agreement, with Jefferies, LLC, as sales agent, or Jefferies, pursuant to which we could offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, we issued and sold 1,000,000 shares of our common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to us of approximately $23.5 million, after deducting sales commissions and offering costs payable by us.

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
We are complying with the key terms and provisions of the CARES Act Provider Relief Fund, which includes, among other things, the requirement that we maintain appropriate records and cost documentation. During the quarter ended September 30, 2021, we were notified by HHS that the Provider Relief Fund Reporting Portal was open for reporting on the use of Provider Relief Fund payments, and we completed and submitted a report indicating our use of the funds we received pursuant to the CARES Act.
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
On February 11, 2021, we sold 288,461 shares of our common stock pursuant to the underwriters' full exercise of an overallotment option granted to the underwriters in connection with the January 2021 offering. The net proceeds to us from the full exercise of the underwriters' overallotment option were approximately $24.7 million.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(19,294)	$33,431	$(2,769)
Investing activities	47,712	(100,394)	(22,579)
Financing activities	185,642	163,149	(132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(303)	274	(849)
Net increase (decrease) in cash, cash equivalents and restricted cash	$213,757	$96,460	$(26,329)

Cash Flows from Operating Activities
Net cash (used in) provided by operating activities consists of net loss, adjusted for certain noncash items in the consolidated statements of operations and changes in operating assets and liabilities.
Net cash used in operating activities for the year ended December 31, 2021 was $19.3 million. Our net loss of $30.7 million was our primary use of cash in operating activities. Our net loss also included the following noncash items: $36.1 million in stock-based compensation expense, $8.8 million of depreciation and amortization expense, amortization of right-of-use assets of $3.1 million, loss on disposal of property and equipment of $2.4 million, unrealized loss on long-term marketable equity securities of $1.7 million and amortization of premium on short-term marketable securities, net of $1.1 million. Cash used in operating activities was also due to an increase in accounts receivable of $24.4 million and a decrease in Refund liability - CMS advance payment of $20.5 million. Cash used in operating activities was partially offset by an increase in net operating assets of $3.9 million.
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
Cash Flows from Investing Activities
For the year ended December 31, 2021, net cash provided by investing activities was $47.7 million and primarily related to proceeds of $88.9 million for the maturities of short-term marketable securities. These proceeds were partially offset by the acquisitions, net of cash acquired, for TransChart, MedActionPlan and TTP of $15.4 million, $5.5 million related to the purchase of long-term marketable securities, $13.6 million related to additions of capital expenditures, net and $6.7 million related to payments for acquired intangibles.
For the year ended December 31, 2020, net cash used in investing activities was $100.4 million and consisted of $90.0 million related to the purchase of marketable securities, $7.1 million related to additions of capital expenditures, net, $2.0 million related to payments for the license and commercialization agreement with Cibiltech and $1.3 million related to payments for acquired intangibles.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $185.6 million and primarily related to $188.9 million of proceeds from the issuance of shares of common stock in an underwritten offering, net of issuance costs, proceeds from exercises of stock options of $12.8 million and proceeds from issuances of shares of common stock under our employee stock purchase plan of $2.1 million. These proceeds were partially offset by taxes paid related to net share settlements of restricted stock units of $18.1 million.
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
For a discussion regarding our cash flows for the year ended December 31, 2019, please refer to the discussion under the heading “Results of Operations—Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2020.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of December 31, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the consolidated financial statements, and “Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Annual Report on Form 10-K.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $348.5 million at December 31, 2021, which consisted of bank deposits and money market funds, and we had cash, cash equivalents and marketable securities of $224.7 million at December 31, 2020, which consisted of bank deposits, money market funds and corporate debt securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $3.5 million on our consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2021, would have negatively impacted our financial results for the year ended December 31, 2021 by $0.4 million and our product revenue by $1.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CareDx, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareDx, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition - Testing Services Revenue — Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
During the year ended December 31, 2021, the Company’s revenue from testing services was $259.3 million. As discussed in Note 2, the Company’s testing services revenue is recognized upon the delivery of test results to the prescribing physician, at which time the Company bills for its services. The Company recognizes revenue related to billings based on transaction prices estimated as the amount that will ultimately be realized.
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
•We tested the methodology used by the Company to estimate transaction prices by independently recalculating the estimated transaction prices.
•We tested the assumptions used by management to calculate transaction prices by:
•Testing the mathematical accuracy of management’s calculation.
•Testing the historical cash receipts from payers used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
•Testing management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2021.
•Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding estimated transaction price.
/s/ Deloitte & Touche LLP
San Jose, California
February 24, 2022
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareDx, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 24, 2022

CareDx, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$348,485	$134,669
Marketable securities	—	90,034
Accounts receivable	59,761	34,624
Inventory	17,186	10,012
Prepaid and other current assets	7,928	3,758
Total current assets	433,360	273,097
Property and equipment, net	22,044	10,704
Operating leases right-of-use assets	17,993	15,228
Intangible assets, net	50,195	44,355
Goodwill	36,983	23,857
Restricted cash	211	270
Other assets	5,835	1,000
Total assets	$566,621	$368,511
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,337	$9,653
Accrued compensation	26,042	18,466
Accrued and other liabilities	37,922	20,602
Refund liability - CMS advance payment (Note 1)	—	20,496
Total current liabilities	77,301	69,217
Deferred tax liability	415	1,299
Common stock warrant liability	139	447
Deferred payments for intangible assets	5,041	3,560
Operating lease liability, less current portion	17,394	16,069
Other liabilities	455	240
Total liabilities	100,745	90,832
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2021 and 2020; 52,923,360 and 49,441,166 shares issued and outstanding at December 31, 2021 and 2020, respectively	52	49
Additional paid-in capital	853,683	632,253
Accumulated other comprehensive loss	(4,670)	(2,096)
Accumulated deficit	(383,189)	(352,527)
Total stockholders’ equity	465,876	277,679
Total liabilities and stockholders’ equity	$566,621	$368,511
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Testing services revenue	$259,285	$163,610	$104,550
Product revenue	26,832	19,302	18,279
Patient and digital solutions	10,280	9,282	4,239
Total revenue	296,397	192,194	127,068
Operating expenses:
Cost of testing services	71,251	43,932	29,622
Cost of product	18,930	13,847	12,919
Cost of patient and digital solutions	7,208	5,338	2,914
Research and development	76,525	48,941	30,711
Sales and marketing	77,245	53,858	38,894
General and administrative	74,964	48,806	36,540
Total operating expenses	326,123	214,722	151,600
Loss from operations	(29,726)	(22,528)	(24,532)
Other income (expense):
Interest income, net	160	271	985
Change in estimated fair value of common stock warrant liability	106	(1,495)	319
CARES Act Provider Relief Fund	—	4,813	—
Other expense, net	(2,628)	(811)	(719)
Total other (expense) income	(2,362)	2,778	585
Loss before income taxes	(32,088)	(19,750)	(23,947)
Income tax benefit	1,426	1,036	1,979
Net loss	$(30,662)	$(18,714)	$(21,968)
Net loss per share (Note 3):
Basic	$(0.59)	$(0.40)	$(0.52)
Diluted	$(0.59)	$(0.40)	$(0.52)
Weighted-average shares used to compute net loss per share:
Basic	52,241,076	46,481,772	42,151,617
Diluted	52,241,076	46,481,772	42,151,617
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(30,662)	$(18,714)	$(21,968)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(2,574)	3,109	(927)
Net comprehensive loss	$(33,236)	$(15,605)	$(22,895)
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	41,384,960	$41	$412,010	$(4,278)	$(311,845)	$95,928
Contingent consideration classified as equity	—	—	222	—	—	222
Issuance of common stock under ESPP	51,712	—	759	—	—	759
RSU settlements, net of shares withheld	285,963	—	(4,152)	—	—	(4,152)
Issuance of common stock for services	7,569	—	209	—	—	209
Issuance of common stock for cash upon exercise of stock options	625,685	1	3,552	—	—	3,553
Issuance of common stock upon exercise of warrants	142,541	—	3,181	—	—	3,181
Employee stock-based compensation expense	—	—	22,195	—	—	22,195
Foreign currency translation adjustment	—	—	—	(927)	—	(927)
Net loss	—	—	—	—	(21,968)	(21,968)
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$99,000
Issuance of common shares through public equity offering, net of commissions and offering costs of $9,166	4,492,187	4	134,580	—	—	134,584
Issuance of common shares in connection with "at-the-market" equity offering, net of commissions and offering costs of $785	1,000,000	1	23,450	—	—	23,451
Issuance of common stock under ESPP	76,723	—	1,393	—	—	1,393
RSU settlements, net of shares withheld	333,178	—	(4,529)	—	—	(4,529)
Issuance of common stock for services	11,116	—	315	—	—	315
Issuance of common stock for cash upon exercise of stock options	691,318	1	8,006	—	—	8,007
Issuance of common stock for cash upon exercise of warrants	338,214	1	8,007	—	—	8,008
Employee stock-based compensation expense	—	—	23,055	—	—	23,055
Foreign currency translation adjustment	—	—	—	3,109	—	3,109
Net loss	—	—	—	—	(18,714)	(18,714)
Balance at December 31, 2020	49,441,166	$49	$632,253	$(2,096)	$(352,527)	$277,679
Issuance of common shares through public equity offering, net of commissions and offering costs of $12,495	2,211,538	2	188,853	—	—	188,855
Contingent consideration classified as equity	—	—	(222)	—	—	(222)
Issuance of common stock under ESPP	45,464	—	2,139	—	—	2,139
RSU settlements, net of shares withheld	464,693	—	(18,441)	—	—	(18,441)
Issuance of common stock for services	3,984	—	296	—	—	296
Issuance of common stock for cash upon exercise of stock options	753,383	1	12,775	—	—	12,776
Issuance of common stock upon exercise of warrants	3,132	—	205	—	—	205
Employee stock-based compensation expense	—	—	35,825	—	—	35,825
Foreign currency translation adjustment	—	—	—	(2,574)	—	(2,574)
Net loss	—	—	—	—	(30,662)	(30,662)
Balance at December 31, 2021	52,923,360	$52	$853,683	$(4,670)	$(383,189)	$465,876
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(30,662)	$(18,714)	$(21,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	36,081	23,401	22,417
Asset impairments and write-downs	2,437	—	160
Depreciation and amortization	8,797	7,006	5,523
Amortization of right-of-use assets	3,088	2,538	1,621
Unrealized loss on long-term marketable equity securities	1,743	—	—
Revaluation of common stock warrant liability to estimated fair value	(106)	1,495	(319)
Revaluation of contingent consideration to estimated fair value	(609)	309	210
Amortization of premium on short-term marketable securities, net	1,129	—	—
Other non-cash items	(222)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(24,416)	(10,402)	(12,675)
Inventory	(6,927)	(3,196)	(1,270)
Prepaid and other assets	(5,144)	(41)	(829)
Accounts payable	1,789	4,389	1,351
Accrued compensation	7,516	5,737	3,115
Accrued and other liabilities	10,690	2,911	3,029
Operating lease liabilities, net	(2,603)	(1,475)	(1,854)
Refund liability - CMS advance payment	(20,496)	20,496	—
Change in deferred taxes	(1,379)	(1,023)	(1,280)
Net cash (used in) provided by operating activities	(19,294)	33,431	(2,769)
Investing activities:
Maturities of short-term marketable securities	88,905	—	—
Purchases of long-term marketable securities	(5,500)	(90,034)	—
Additions of capital expenditures	(13,559)	(7,110)	(2,201)
Acquisition of intangible assets	(6,700)	(3,250)	(1,148)
Acquisition of business, net of cash acquired	(15,434)	—	(18,230)
Investment in equity securities	—	—	(1,000)
Net cash provided by (used in) investing activities	47,712	(100,394)	(22,579)
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	188,855	134,684	—
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	—	23,451	—
Principal payments on finance lease obligations	(66)	(183)	(172)
Contingent payments related to acquisition of Conexio Genomics Pty Ltd.	—	—	(225)
Proceeds from exercise of warrants	4	352	105
Proceeds from exercise of stock options	12,775	8,006	3,553
Proceeds from issuance of common stock under employee stock purchase plan	2,139	1,368	760
Taxes paid related to net share settlement of restricted stock units	(18,065)	(4,529)	(4,153)
Net cash provided by (used in) financing activities	185,642	163,149	(132)
Effect of exchange rate changes on cash and cash equivalents	(303)	274	(849)
Net increase (decrease) in cash, cash equivalents and restricted cash	213,757	96,460	(26,329)
Cash, cash equivalents, and restricted cash at beginning of period	134,939	38,479	64,808
Cash, cash equivalents, and restricted cash at end of period	$348,696	$134,939	$38,479
Supplemental disclosures of cash information
Cash paid for interest	$1	$10	$22
Cash paid for income taxes	$14	$80	$—
Supplemental disclosures of cash flow information
Shares issued in lieu of payment	$296	$315	$209
Deferred payments for intangible assets	$—	$—	$7,207
Operating lease right-of-use assets	$6,079	$55	$6,138
Purchases of capital expenditures in accounts payable and accrued liabilities	$3,953	$274	$576
ESPP shares included in accrued compensation	$1,521	$800	$703
Contingent consideration	$5,341	$—	$1,442
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
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, the Company began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr, Inc.”) and XynManagement, Inc. (“XynManagement”), as well as the acquisitions of TransChart LLC (“TransChart”), MedActionPlan.com, LLC (“MedActionPlan”) and Transplant Pharmacy (“TTP”) in 2021.
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
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
In September 2019, the Company announced the commencement of the Outcomes of KidneyCare on Renal Allografts (“OKRA”) study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational, registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of iBox for a multimodality surveillance solution. The Company has not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or KidneyCare.

Products
The Company’s suite of AlloSeq products are commercial next generation sequencing (“NGS”)-based kitted solutions. These products include: AlloSeq™ Tx, a high-resolution Human Leukocyte Antigen (“HLA”) typing solution, AlloSeq™ cfDNA, a surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq™ HCT, a solution for chimerism testing for stem cell transplant recipients.
The Company's other HLA typing products include: TruSight HLA, a NGS-based high resolution typing solution; Olerup SSP®, based on the sequence specific primer (“SSP”) technology; and QTYPE®, which uses real-time polymerase chain reaction (“PCR”) methodology, to perform HLA typing.
In March 2021, the Company acquired certain assets of BFS Molecular S.R.L. (“BFS Molecular”), a software company focused on NGS-based patient testing solutions. BFS Molecular brings extensive software and algorithm development capabilities for NGS transplant surveillance products.
Patient and Digital Solutions
Following the acquisitions of both Ottr, Inc. and XynManagement, the Company is a leading provider of transplant patient management software (“Ottr software”), as well as of transplant quality tracking and waitlist management solutions. Ottr software provides comprehensive solutions for transplant patient management and enables integration with electronic medical record ("EMR") systems providing patient surveillance management tools and outcomes data to transplant centers. XynManagement provides two unique solutions, XynQAPI software (“XynQAPI”) and XynCare. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients (“SRTR”) reporting. XynCare includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
In September 2020, the Company launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
In January 2021, the Company acquired TransChart. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. As part of the Company's acquisition of TransChart in January 2021, the Company acquired Tx Access, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
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
In November 2021, the Company acquired MedActionPlan, a New Jersey-based provider of medication safety, medication adherence and patient education. MedActionPlan is a leader in patient medication management for transplant patients and beyond.
In December 2021, the Company acquired TTP, a transplant focused pharmacy located in Mississippi. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S.
COVID-19 Pandemic
The full impact of the continued COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments have taken and continue to take, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company, but the pandemic may materially affect the Company's financial condition, liquidity and future results of operations.
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
To date, more than 200 transplant and nephrology centers can offer RemoTraC to their patients and over 11,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of more than 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company’s testing services volumes returned to levels consistent with those experienced immediately prior to the COVID-19 pandemic.
In spite of the resurgence of COVID-19 infection rates, which resulted in increased stay-at-home and renewed travel restrictions, the Company did not experience a decrease in testing services volumes. The Company’s product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. The Company's product business regained normalized sales volumes during the fourth quarter of 2020.
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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $383.2 million at December 31, 2021. As of December 31, 2021, the Company had cash and cash equivalents of $348.5 million.
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
During December 2020, the Company reassessed the Deferred revenue - CMS advance payment and repaid the entire amount in January 2021. The Company recorded the amount as Refund liability - CMS advance payment on the consolidated balance sheet as of December 31, 2021. Refer to Note 8, Balance Sheet Components, for further explanation.
At-the-Market Equity Offering
On August 31, 2018, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies, LLC, as sales agent (“Jefferies”), pursuant to which the Company could offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of its common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, the Company issued and sold 1,000,000 shares of its common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to the Company of approximately $23.5 million, after deducting sales commissions and offering costs payable by the Company.
CARES Act Provider Relief Fund for Medicare Providers
Pursuant to the CARES Act, the U.S. Department of Health & Human Services (“HHS”) distributed an initial tranche of $30.0 billion in funds to healthcare providers that received Medicare fee-for-service (“FFS”) reimbursements in 2019. These payments to healthcare providers are not loans and will not be required to be repaid. As a condition to receiving these payments, providers must agree to certain terms and conditions and submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. Due to the recent enactment of legislation and absence of definitive guidance, there is a high degree of uncertainty around the CARES Act’s implementation and the Company continues to assess the impact on its business. Furthermore, HHS has indicated that it, along with the Office of Inspector General, will be closely monitoring and auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Providers will be distributed a portion of the initial $30.0 billion based on their share of total Medicare FFS reimbursements made by the U.S. in 2019. During April 2020, the Company received a payment of approximately $4.8 million, representing its portion of the initial tranche of funds, recorded in other income (expense), net on the consolidated statements of operations.
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
June 2020 Underwritten Public Offering of Common Stock
On June 15, 2020, the Company sold an aggregate of 4,492,187 shares of its common stock, including 585,937 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $32.00 per share. Total net proceeds received were $134.6 million net of underwriter's fees and issuance costs.
January 2021 Underwritten Public Offering of Common Stock
On January 25, 2021, the Company sold 1,923,077 shares of its common stock through an underwritten public offering at a public offering price of $91.00 per share. The net proceeds to the Company from the offering were approximately $164.0 million, after deducting underwriting discounts and commissions and offering expenses.
On February 11, 2021, the Company sold 288,461 shares of its common stock pursuant to the full exercise of the overallotment option granted to the underwriters in connection with the January 2021 offering. The net proceeds to the Company from the full exercise of the underwriters' overallotment option were approximately $24.7 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to transaction price estimates used for testing revenue; standalone fair value of patient and digital solutions revenue performance obligations; accrued expenses for clinical studies; inventory valuation; the fair value of issued common stock warrants and embedded derivatives; the fair value of assets and liabilities acquired in a business combination or an assets acquisition (including identifiable intangible assets acquired); the fair value of contingent consideration recorded in connection with a business combination or an asset acquisition; the grant date fair value assumptions used to estimate stock-based compensation expense; income taxes; impairment of long-lived assets and indefinite-lived assets (including goodwill); and legal contingencies. Actual results could differ from those estimates.
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
The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloSure Kidney, AlloSure Heart and AlloMap Heart tests provided for patients located in the U.S. and Canada, and billed to various third-party payers, from sales of products to distributors, strategic partners and transplant laboratories in Europe, Asia, the Middle East, Africa, the U.S., Latin America and other geographic regions, from sales of patient and digital solutions software. The Company has not experienced any significant credit losses and does not require collateral on receivables. For the years ended December 31, 2021, 2020 and 2019, approximately 59%, 57% and 55%, respectively, of total revenue was billed to Medicare. No other payers represented more than 10% of total revenue for the years ended December 31, 2021, 2020 and 2019.
As of December 31, 2021 and 2020, approximately 27% and 28%, respectively, of accounts receivable was due from Medicare. No other payer represented more than 10% of accounts receivable at either December 31, 2021 or 2020.
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.
Restricted Cash
As a condition of the lease agreements for certain facilities the Company must maintain letters of credit and certain minimum collateral requirements. The cash used to support these arrangements of $0.2 million is classified as long-term restricted cash on the accompanying consolidated balance sheets.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of December 31, 2021, the Company had no short-term marketable securities. At December 31, 2020, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the consolidated balance sheet.
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
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of December 31, 2021, the Company's long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the consolidated balance sheet.
The Company classifies its long-term marketable debt securities as available-for-sale and reevaluates such designation at each balance sheet date. The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other expense, net, in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on long-term marketable securities are included in interest income, net.
Inventory
Inventory is finished goods, work in progress, and raw materials and consists of reagent plates, laboratory supplies, reagents and finished goods kits. Inventories are used in connection with tests performed, kits produced and prescription drugs, and may also be used for research and product development efforts. Laboratory supplies subsequently designated for research and product development use are expensed. Obsolete or damaged inventories are written off. Certain inventories are stated at the lower of purchased cost, determined on an average cost basis, or net realizable value. Other inventories are stated at the lower of actual purchased cost, determined on a first-in, first-out basis, or net realizable value.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful life is generally three to five years for computer, office and laboratory equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.
The Company capitalizes certain costs incurred for software developed or obtained for internal use, including hosting arrangements. These costs include software licenses and consulting services, as well as employee payroll and payroll-related costs. Capitalized internal-use software costs are usually amortized over a period of three to ten years.
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

Acquired Intangible Assets
Amortizable intangible assets include customer relationships, developed technology, commercialization rights, trademarks and in-process technology assets acquired as part of a business combination or asset acquisition. Intangible assets subject to amortization are amortized over their estimated useful lives. Acquired in-process technology assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
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
In connection with the Company’s annual goodwill assessment on December 1, 2021, the Company performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and the Company's market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2021, no impairment of goodwill has been identified.
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
As of December 31, 2021, no impairment of acquired in-process technology assets has been identified.
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
Leases
The Company adopted ASC Topic 842, Leases (“ASC 842”) and determines if an arrangement is or contains a lease at contract inception. A right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
As of December 31, 2021, the Company’s leases had remaining terms of 0.41 years to 7.17 years, some of which include options to extend the lease term.
Revenue
The Company recognizes revenue from testing services, product sales, and patient and digital solutions revenue in the amount that reflects the consideration that it expects to be entitled in exchange for goods or services as it transfers control to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.
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
The healthcare providers that order the tests and on whose behalf the Company provides testing services are generally not responsible for the payment of these services. The first and second revenue recognition criteria are satisfied when the Company receives a test requisition form with payer information from the healthcare provider. Generally, the Company bills third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart or AlloSure Heart test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer. The Company has used the portfolio approach under ASC Topic 606, Revenue from Contracts with Customers, to identify financial classes of payers. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable. The Company estimates revenue for non-contracted payers and self-payers using transaction prices determined for each financial class of payers using history of reimbursements. This includes analysis of an average reimbursement per test and a percentage of tests reimbursed. This estimate requires significant judgment.
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
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is mainly derived from a combination of SaaS and perpetual software license agreements entered into with various transplant centers, which are the Company's customers for this class of revenue. The main performance obligations in connection with the Company's SaaS and perpetual software license agreement are the following: (i) implementation services and delivery of the perpetual software license are considered a single performance obligation, and (ii) post contract support. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on the Company’s satisfaction of each distinct performance obligation in each agreement.
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
In addition, the Company derives patient and digital solutions revenue from software subscriptions and medication sales. The Company generally bills software subscription fees in advance. Revenue from software subscriptions is deferred and recognized ratably over the subscription term. The medication sales revenue is recognized based on the negotiated contract price with the governmental, commercial and non-commercial payers with any applicable patient co-pay.
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
Cost of Patient and Digital Solutions
Cost of patient and digital solutions primarily consists of personnel-related costs associated with developing, installing and maintaining software, depreciation of servers and equipment, amortization of acquired intangible assets, support of the functionality of the software's platforms, including stock-based compensation expenses, cost of prescription drugs and allocated costs of facilities and information technology.
Research and Development Expenses
Research and development expenses, including clinical operations, represent costs incurred to develop diagnostic products and services, high quality evidence to support use of the Company’s tests, as well as continued efforts related to improving the Company’s existing products and patient and digital solutions service lines. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, clinical studies and certain allocated expenses as well as amounts incurred under certain collaborative agreements. Research and development costs are expensed as incurred. The Company records accruals for estimated study costs comprised of work performed by contract research organizations under contract terms.
Stock-based Compensation
The Company uses the Black-Scholes Model, which requires the use of estimates such as stock price volatility and expected option lives, to value employee stock options. The Company estimates the expected option lives using historical data, estimates volatility using its own historical stock prices, estimates risk-free rates using the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected option lives, and estimates dividend yield using the

Company’s expectations and historical data. The fair value of each restricted stock unit is calculated based upon the closing price of the Company’s common stock on the date of the grant.
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
Recent Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which contains amendments that require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The disclosures include (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The amendments set forth in this ASU are effective for all entities for annual periods beginning after December 15, 2021. Early application of the amendments in this ASU is permitted. The amendments in this ASU should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company plans to adopt the standard prospectively on January 1, 2022. The adoption of this new standard had no impact on the Company's consolidated financial statements and disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The amendments set forth in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company plans to early adopt the standard prospectively on January 1, 2022. The adoption of this new standard had no impact on the Company's consolidated financial statements and disclosures.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which contains amendments that clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments set forth in this ASU are effective for all entities for annual periods beginning after December 15, 2021. Early application of the amendments in this ASU is permitted for all entities. The amendments in this ASU should be applied prospectively. The Company plans to adopt the standard prospectively on January 1, 2022. The adoption of this new standard had no impact on the Company's consolidated financial statements and disclosures.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which contains amendments that improve the consistency of the ASC by including all disclosure guidance in the appropriate Disclosure Section (Section 50). The FASB provided transition guidance for all the amendments in this ASU. The amendments in Sections B and C (Section A has been removed) of this ASU are effective for annual periods beginning after December 15, 2020 for public business entities. Early application of the amendments in this ASU is permitted for public business entities for any annual or interim period for which financial statements have not been issued. The amendments in this ASU should be applied retrospectively. The Company adopted the standard on January 1, 2021. The adoption of the new standard did not have an impact on the Company's consolidated financial statements and disclosures.
In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements - Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers), which clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606. The ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the ASU precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. The Company adopted the standard on January 1, 2020. The adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.
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
For the years ended December 31, 2021, 2020 and 2019, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss used to compute basic net loss per share	$(30,662)	$(18,714)	$(21,968)
Net loss used to compute diluted net loss per share	$(30,662)	$(18,714)	$(21,968)
Denominator:
Weighted-average shares used to compute basic net loss per share	52,241,076	46,481,772	42,151,617
Weighted-average shares used to compute diluted net loss per share	52,241,076	46,481,772	42,151,617
Net loss per share:
Basic	$(0.59)	$(0.40)	$(0.52)
Diluted	$(0.59)	$(0.40)	$(0.52)
The following potentially dilutive securities have been excluded from diluted net loss per share because their effect would be antidilutive:

	Year Ended December 31,
	2021	2020	2019
Shares of common stock subject to outstanding options	1,863,633	2,670,398	2,609,848
Shares of common stock subject to outstanding common stock warrants	3,132	6,264	355,240
Shares of common stock subject to contingent consideration	—	—	10
Restricted stock units	2,047,657	1,878,866	1,516,285
Total common stock equivalents	3,914,422	4,555,528	4,481,383
During April 2020, the Company issued and sold 1,000,000 shares of its common stock under the Sales Agreement pursuant to an “at-the-market” equity offering.
On June 15, 2020, the Company completed an underwritten public offering pursuant to which the Company sold 4,492,187 shares of common stock.
On January 25, 2021 and February 11, 2021, the Company completed an underwritten public offering, including the sale of shares pursuant to the exercise of the underwriters' over-allotment option, pursuant to which the Company sold 1,923,077 and 288,461 shares of common stock, respectively.

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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$335,107	$—	$—	$335,107
Long-term marketable securities:
Corporate equity securities	3,257	—	—	3,257
Corporate debt securities	—	500	—	500
Total	$338,364	$500	$—	$338,864
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,114	$2,114
Long-term liabilities:
Contingent consideration	—	—	3,227	3,227
Common stock warrant liability	—	—	139	139
Total	$—	$—	$5,480	$5,480

	December 31, 2020
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$85,797	$—	$—	$85,797
Liabilities
Common stock warrant liability	$—	$—	$447	$447

The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Common Stock Warrant Liability and Contingent Consideration	(Level 3)
Balance at December 31, 2019	$6,607
Exercise of warrants	(7,655)
Change in estimated fair value of common stock warrant liability	1,495
Balance at December 31, 2020	$447
Exercise of warrants	(202)
Change in estimated fair value of common stock warrant liability	(106)
Additions to contingent consideration	5,341
Balance at December 31, 2021	$5,480
As of December 31, 2021, the Company had one investment in convertible preferred shares carried at cost. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds—Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At December 31, 2021 and 2020, money market funds were included as cash and cash equivalents in the consolidated balance sheets.
•Short-term marketable securities—Investments in short-term marketable securities are classified within Level 2. The securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.
•Long-term marketable equity and debt securities—Investments in long-term marketable equity securities are classified within Level 1. The securities are recorded at fair value based on readily available quoted market prices in active markets. Investments in long-term marketable debt securities are classified within Level 2. The securities are recorded at fair value based on observable inputs for quoted prices for identical or similar assets in markets that are not active. Long-term marketable securities are located within other assets on the consolidated balance sheets.
•Contingent consideration—Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met multiplied by management’s estimate of the probability of success at a discounted rate of 12% at December 31, 2021. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as a component of operating expenses until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value. For the year ended December 31, 2021, there was no fair value adjustment to the contingent consideration for MedActionPlan and TTP as these were acquired during the fourth quarter and no changes to the probabilities have occurred post acquisition.
•Common stock warrant liability—Common stock warrant liability is classified within Level 3. The Company utilizes a binomial-lattice pricing model (the “Monte Carlo Simulation Model”) that involves a market condition simulation to estimate the fair value of the warrants. The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions, including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices and stock prices of peer companies in the diagnostics industry, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. Increases (decreases) in the assumptions discussed above result in a directionally similar impact to the fair value of the common stock warrant liability.
Common Stock Warrant Liability Valuation Assumptions:

	December 31,
	2021	2020
Private Placement Common Stock Warrant Liability
Stock Price	$45.48	$72.45
Exercise Price	$1.12	$1.12
Remaining term (in years)	1.28	2.28
Volatility	66.00%	73.00%
Risk-free interest rate	0.49%	0.14%
Warrants liabilities exercised during 2021 and 2020 were remeasured at the exercise date. Their fair value approximates their intrinsic value, which was recorded to additional paid in capital in the consolidated statements of stockholders’ equity.
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

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is shown in the table below (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$348,485	$134,669	$38,223
Restricted cash	211	270	256
Total cash, cash equivalents, and restricted cash at the end of the period	$348,696	$134,939	$38,479
Marketable Securities
The long-term marketable equity securities were recorded at fair market value at December 31, 2021. The long-term marketable debt securities were considered available-for-sale at December 31, 2021. The contractual maturity of the long-term marketable debt securities are less than three years.
All short-term marketable securities were considered held-to-maturity at December 31, 2020. At December 31, 2020, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment at December 31, 2020. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less at December 31, 2020.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the table below (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Holding Losses	Fair Value
Long-term marketable securities:
Corporate equity securities	$5,000	$(1,743)	$3,257
Corporate debt securities	500	—	500
Total long-term marketable securities	$5,500	$(1,743)	$3,757

	December 31, 2020
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
Corporate debt securities	$90,034	$(136)	$89,898
Total short-term marketable securities	$90,034	$(136)	$89,898

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

December 31, 2021
Within one year	$—
After one year through five years	500
Total	$500

6. BUSINESS COMBINATIONS
The Transplant Pharmacy
In December 2021, the Company acquired TTP, a transplant focused pharmacy located in Mississippi. The Company acquired TTP with a combination of cash consideration paid upfront and contingent consideration with a fair value of $1.3 million. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. Acquisition-related costs of $0.3 million were expensed as incurred, and classified as part of general and administrative expenses in the consolidated statements of operations.
Goodwill of $5.5 million arising from the acquisition primarily consists of additional growth opportunities within the pharmacy sector. The integration of TTP into the Company’s portfolio is expected to continue to increase the transplant ecosystem for patients and make medication more accessible. The Company estimated net deferred tax liabilities of approximately $0.6 million arising from temporary differences related to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Company’s existing operating segment.
The following table summarizes the fair value of the intangible asset acquired as of the acquisition date ($ in thousands):

	Estimated Fair Value	Estimated Useful Life (Years)
Trademark	$2,080	10
The trademark acquired consists primarily of the TTP brand and markings. The fair value of the trademark was determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved due to its ownership of the asset. The royalty rate of 2% was used to estimate the fair value of the trademark.
A discount rate of 13.5% was utilized in estimating the fair value of the trademark.
The pro forma impact of the TTP acquisition is not material, and the results of operations of the acquisition have been included in the Company's consolidated statements of operations from the respective acquisition date.
MedActionPlan
In November 2021, the Company acquired MedActionPlan, a New Jersey-based provider of medication safety, medication adherence and patient education. The Company acquired MedActionPlan with a combination of cash consideration paid upfront and contingent consideration with a fair value of $3.5 million. MedActionPlan is a leader in patient medication management for transplant patients and beyond.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. Acquisition-related costs of $0.6 million associated with the acquisition were expensed as incurred, and classified as part of general and administrative expenses in the consolidated statement of operations.
Goodwill of $4.9 million arising from the acquisition primarily consists of synergies from integrating the MedActionPlan technology with the current testing and digital solutions offered by the Company. The integration of MedActionPlan into centers with the Company's other software platforms will continue to increase the standard of care for transplant patient safety, increase efficiency and facilitate medication compliance. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Company’s existing operating segment.
The following table summarizes the fair values of the intangible assets acquired as of the acquisition date ($ in thousands):

	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$2,590	10
Developed technology	1,090	10
Trademarks	80	5
Total	$3,760
Customer relationships acquired by the Company represent the fair value of future projected revenue that is expected to be derived from sales of MedActionPlan’s products to existing customers. The customer relationships’ fair value has been estimated utilizing a multi-period excess earnings method under the income approach, which reflects the present value of the projected cash flows that are expected to be generated by the customer relationships, less charges representing the contribution of other assets to those cash flows that use projected cash flows with and without the intangible asset in place. The economic useful life was determined based on the distribution of the present value of the cash flows attributable to the intangible asset.
The acquired developed technology represents the fair value of MedActionPlan’s proprietary software. The trademark acquired consists primarily of the MedActionPlan brand and markings. The fair value of both the developed technology and the trademark were determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved due to its ownership of the asset. The royalty rates of 15% and 1% were used to estimate the fair value of the developed technology and the trademark, respectively.
A discount rate of 40.0% was utilized in estimating the fair value of these three intangible assets.
The pro forma impact of the MedActionPlan acquisition is not material, and the results of operations of the acquisition have been included in the Company's consolidated statements of operations from the respective acquisition date.
TransChart LLC
In January 2021, the Company acquired TransChart. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. As a result of the acquisition, the Company recognized goodwill of $2.2 million and intangible assets of $2.0 million.
The pro forma impact of the TransChart acquisition is not material, and the results of operations of the acquisition have been included in the Company's consolidated statements of operations from the respective acquisition date.
Combined Consideration Paid
The following table summarizes the consideration paid for TransChart, TTP and MedActionPlan, and the provisional amounts of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date ($ in thousands):

Total
Consideration
Cash	$17,166
Total consideration	$17,166

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$3,444
Fixed assets	23
Identifiable intangible assets	7,860
Other assets	2
Current liabilities	(3,915)
Noncurrent liabilities	(2,883)
Total identifiable net assets acquired	4,531
Goodwill	12,635
Total consideration	$17,166
The allocation of the purchase price to assets acquired and liabilities assumed was based on the Company’s best estimate of the fair value of such assets and liabilities as of the acquisition date.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the year ended December 31, 2021.

The following table presents details of the Company’s goodwill as of December 31, 2021 and 2020 ($ in thousands):

	2021	2020
Balance as of January 1,	$23,857	$23,857
Goodwill acquired	13,126	—
Balance as of December 31,	$36,983	$23,857
On December 1, 2021, the Company performed a qualitative assessment of its reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions, and its market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at this time. As of December 31, 2021, no impairment of goodwill has been identified.
Intangible Assets
The following table presents details of the Company’s intangible assets as of December 31, 2021 ($ in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(12,088)	$(1,513)	$22,273	8.1
Customer relationships	21,898	(6,024)	(1,210)	14,664	9.9
Commercialization rights	10,579	(2,030)	—	8,549	7.6
Trademarks and tradenames	4,540	(988)	(155)	3,397	9.5
Other	250	(188)	—	62	0.2
Total intangible assets with finite lives	73,141	(21,318)	(2,878)	48,945
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$74,391	$(21,318)	$(2,878)	$50,195
The following table presents details of the Company’s intangible assets as of December 31, 2020 ($ in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$31,209	$(8,991)	$(725)	$21,493	9.1
Customer relationships	18,168	(4,684)	(449)	13,035	10.9
Commercialization rights	8,079	(1,039)	—	7,040	8.7
Trademarks and tradenames	2,360	(804)	(19)	1,537	9.9
Total intangible assets with finite lives	59,816	(15,518)	(1,193)	43,105
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$61,066	$(15,518)	$(1,193)	$44,355
Acquisition of intangible assets
In June 2020, the Company commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT, previously included in Acquired in-process technology as of December 31, 2019, is included in Acquired and developed technology as of December 31, 2021.
In June 2021, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. This is included within Commercialization rights as of December 31, 2021.

In June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of December 31, 2021.
As of December 31, 2021, acquisition of intangible assets increased $13.4 million primarily from business combinations. These acquisitions included $4.7 million of Acquired and developed technology, $2.5 million of Commercialization rights, $3.7 million of Customer relationships, $2.2 million of Trademarks and tradenames and $0.3 million of Other intangible assets.
Cibiltech License and Commercialization Agreement
Effective April 30, 2019, the Company entered into a license and commercialization agreement (the “Cibiltech Agreement”) with Cibiltech SAS (“Cibiltech”). Cibiltech is a French company engaged in the development and support of predictive medicine and artificial intelligence software, services and technology, with an emphasis on personalized patient care and clinical research, including its proprietary software and service offering known in the U.S. as iBox for the predictive analysis of post-transplantation kidney allograft loss. The Cibiltech Agreement provides the Company with an irrevocable, non-transferable right to commercialize Cibiltech’s proprietary software in the field of transplantation in the U.S. for a period of ten years. The Company estimated the fair value of the acquired commercialization rights intangible asset based on expected contractual payments discounted to present value using a discount rate of 6%. In September 2019, the Company initiated the OKRA clinical study, which incorporates iBox. On such date, the Company commenced amortization of the acquired commercialization intangible asset.
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
Amortization of Intangible Assets
Amortization expense was $5.8 million, $4.8 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, $1.3 million, $1.9 million, $0.7 million and $1.9 million were amortized to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing, respectively. For the year ended December 31, 2020, $1.3 million, $1.7 million, $0.3 million and $1.5 million were amortized to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing, respectively. For the year ended December 31, 2019, $0.7 million, $1.4 million, $0.2 million and $1.3 million were amortized to cost of testing services, cost of product, cost of patient and digital solutions and sales and marketing, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the consolidated statements of operations.
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2021 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
2022	$1,316	$1,855	$945	$2,261	$6,377
2023	1,316	1,855	945	2,188	6,304
2024	1,316	1,855	709	2,188	6,068
2025	1,316	1,855	540	2,187	5,898
2026	1,316	780	540	2,186	4,822
Thereafter	4,141	4,186	1,720	9,429	19,476
Total future amortization expense	$10,721	$12,386	$5,399	$20,439	$48,945

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$3,911	$1,702
Work in progress	2,828	2,936
Raw materials	10,447	5,374
Total inventory	$17,186	$10,012
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$12,091	$9,325
Construction in progress	10,925	1,873
Leasehold improvements	8,466	8,096
Computer and office equipment	5,454	5,414
Internally developed software	3,746	2,312
Furniture and fixtures	943	683
Property and equipment	41,625	27,703
Less: Accumulated depreciation and amortization	(19,581)	(16,999)
Property and equipment, net	$22,044	$10,704
Depreciation expense was $2.7 million, $1.9 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
There were no assets purchased under finance leases during 2021. Assets purchased under finance leases, included above in machinery and equipment, and computer and office equipment, were $0.6 million at December 31, 2020. Accumulated depreciation was $0.5 million and $0.4 million at December 31, 2021 and 2020, respectively. Related amortization expense, included in depreciation and amortization expense, was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Clinical studies	$10,653	$6,733
Professional fees	5,780	1,529
Deferred revenue	4,208	3,530
Short-term lease liability	3,958	2,033
Capital expenditures	2,612	—
Contingent consideration	2,114	738
Deferred payments for intangible assets	2,000	2,000
Accrued royalty	1,664	1,072
Test sample processing fees	1,197	416
Other accrued expenses	3,736	2,551
Total accrued and other liabilities	$37,922	$20,602

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
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in South San Francisco, California; Brisbane, California; Columbus, Ohio; West Chester, Pennsylvania; Flowood, Mississippi; Fremantle, Australia; and Stockholm, Sweden.
On January 2, 2020, the Company executed the second amendment to the operating lease agreement for the building located at Brisbane, California. The building is mainly utilized for laboratory operations and research and development. The lease was extended for a period of eight years and two months starting on January 1, 2021. The Company has determined that the amendment constituted a lease modification effective January 1, 2020. At the inception of the lease modification, the ROU asset increased by $13.0 million.
The Company's facility leases expire at various dates through 2029. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of December 31, 2021, the carrying value of the ROU asset was $18.0 million. The related current and non-current liabilities as of December 31, 2021 were $4.0 million and $17.4 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the consolidated balance sheets.
The following table summarizes the lease cost for the years ended December 31, (in thousands):

	2021	2020	2019
Operating lease cost	$5,134	$4,441	$1,993
Finance lease cost	53	205	218
Total lease cost	$5,187	$4,646	$2,211
Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

Other information:
Weighted-average remaining lease term - Operating leases (in years)	5.99
Weighted-average remaining lease term - Finance leases (in years)	0.00
Weighted-average discount rate - Operating leases (%)	10.0%
Weighted-average discount rate - Finance leases (%)	—%

Maturities of operating lease liabilities as of December 31, 2021, are as follows (in thousands):

Years ending December 31,	Operating Leases
2022	$5,662
2023	4,332
2024	4,340
2025	4,067
2026	3,196
Thereafter	7,140
Total lease payments	28,737
Less imputed interest	7,385
Present value of future minimum lease payments	21,352
Less operating lease liability, current portion	3,958
Operating lease liability, long-term portion	$17,394
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
Cibiltech Commitments
Pursuant to that certain license and commercialization agreement that the Company entered into with Cibiltech SAS (“Cibiltech”) effective April 30, 2019, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from iBox.
Tax Commitments
As of December 31, 2021, the Company had gross unrecognized tax benefits of $4.2 million, which include penalties and interest of $0.2 million. Approximately $0.2 million has been recorded as a noncurrent liability. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Other Commitments
Pursuant to the Illumina Agreement, the Company has agreed to minimum purchase commitments of finished products and raw materials from Illumina through 2023.
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial date is currently set to start March 7, 2022.

In addition, in response to the Company's patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. Trial is currently scheduled for July 24, 2023. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (DOJ) requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company's kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (“SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company's accounting and public reporting practices. The Company also received an information request from a state regulatory agency and may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or efficacy of any of the Company's products or services and are cooperating fully with the investigations. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ or SEC investigations, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters.
From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements, and (ii) the range of loss can be reasonably estimated.
10. STOCKHOLDERS’ EQUITY
At-the-Market Equity Offering
On August 31, 2018, the Company entered into the Sales Agreement with Jefferies, as sales agent, pursuant to which the Company could offer and sell, from time to time, through Jefferies, up to $50.0 million in shares of its common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. During April 2020, the Company issued and sold 1,000,000 shares of its common stock under the Sales Agreement. The shares were sold at an average price of $24.24 per share for aggregate net proceeds to the Company of approximately $23.5 million, after deducting sales commissions and offering costs payable by the Company.
June 2020 Underwritten Public Offering of Common Stock
On June 15, 2020, the Company sold an aggregate of 4,492,187 shares of its common stock, including 585,937 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares at a public offering price of $32.00 per share. Total net proceeds received were $134.6 million net of underwriter's fees and issuance costs.
January 2021 Underwritten Public Offering of Common Stock
On January 25, 2021, the Company sold 1,923,077 shares of its common stock through an underwritten public offering at a public offering price of $91.00 per share. The net proceeds to the Company from the offering were approximately $164.0 million, after deducting underwriting discounts and commissions and offering expenses.
On February 11, 2021, the Company sold 288,461 shares of its common stock pursuant to the full exercise of the overallotment option granted to the underwriters in connection with the January 2021 offering. The net proceeds to the Company from the full exercise of the underwriters' overallotment option were approximately $24.7 million.
The Company did not issue preferred stock during the years ended December 31, 2021, 2020 and 2019.

11. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. On January 1, 2018, the Company began to make contributions to the employee plan. The Company incurred expenses related to contributions to the plan of $1.4 million, $0.7 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
During the year ended December 31, 2021, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4 thousand.
During the year ended December 31, 2020, warrants to purchase approximately 314,000 shares of common stock were exercised for cash proceeds of $0.4 million. During the year ended December 31, 2020, a warrant to purchase approximately 34,000 shares of common stock was exercised on a cashless basis and approximately 24,000 shares were issued pursuant to the exercise.
As of December 31, 2021, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
April 2016	Liability	7 years	$1.12	3,132
				3,132

13. STOCK INCENTIVE PLANS
2014 Equity Incentive Plan
The Company grants stock based awards under 2014 Equity Inceptive Plan (the “2014 Plan”) that allows for issuance of stock options, restricted stock units (“RSUs”) and other stock awards to the Company’s employees, directors, and consultants. Stock options granted under the 2014 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. There were 1,879,913 shares of common stock reserved for future issuance under the 2014 Plan as of December 31, 2021.
2016 Inducement Plan
On April 21, 2016, the Company adopted the 2016 Inducement Equity Incentive Plan (the “2016 Plan”), pursuant to which the Company may grant stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The 2016 Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex AB. The terms in the 2016 Plan are substantially similar to the 2014 Plan. There were 62,752 shares of common stock reserved for future issuance under the 2016 Plan as of December 31, 2021.
The 2016 Plan allows RSUs to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs pursuant to the 2016 Plan starting June 2016.
2019 Inducement Equity Incentive Plan
The Company grants stock based awards under 2019 Inducement Equity Incentive Plan (the “2019 Plan”) that allows for issuance of stock options, RSUs and other stock awards to new employees of the Company. Stock options granted under the 2019 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. The terms in the 2019 Plan are substantially similar to the 2014 Plan. There were 123,864 shares of common stock reserved for future issuance under the 2019 Plan as of December 31, 2021.
Stock Options and RSUs
The following table summarizes option and RSUs activity under the Company’s 2014 Plan, 2016 Plan and 2019 Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2020	672,968	2,670,398	$21.92	1,878,866	$28.42
Additional options authorized	1,977,647	—	—	—	—
Common stock awards for services	(3,984)	—	—	—	—
RSUs granted	(1,159,947)	—	—	1,159,947	69.49
RSUs vested	—	—	—	(702,467)	26.70
Options granted	(202,514)	202,514	79.35	—	—
Options exercised	—	(753,383)	17.10	—	—
Repurchases of common stock under employee incentive plans	237,774	—	—	—	—
RSUs forfeited	288,689	—	—	(288,689)	43.81
Options forfeited	245,253	(245,253)	27.93	—	—
Options expired	10,643	(10,643)	25.71	—	—
Balance—December 31, 2021	2,066,529	1,863,633	$29.33	2,047,657	$50.21

The total intrinsic value of options exercised was $42.9 million, $19.2 million and $15.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The total fair value of RSUs vested during 2021 was $53.0 million. As of December 31, 2021, the total intrinsic value of outstanding RSUs was approximately $93.1 million and there were $81.5 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 3.05 years.
Options outstanding that have vested and are expected to vest at December 31, 2021 are as follows:

	Number of Shares Issued (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	956,596	$20.30	6.60	$24,396
Expected to Vest	830,469	38.97	8.19	11,545
Total	1,787,065			$35,941
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2021 for stock options that were in-the-money.
The weighted-average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2021, 2020 and 2019 using the Black-Scholes Model was $52.65, $18.97 and $17.74, respectively.
The total fair value of options that vested during 2021 was $11.7 million. As of December 31, 2021, there were approximately $19.5 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.45 years.
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
During the offering period in 2021 that ended on June 30, 2021, 21,412 shares were purchased for aggregate proceeds of $1.3 million from the issuance of shares, which occurred on July 2, 2021. During the offering period in 2021 that ended on December 31, 2021, 25,852 shares were purchased for aggregate proceeds of $1.0 million from the issuance of shares, which occurred on January 6, 2022. The Company issued 45,464 shares and 76,723 shares of common stock during the years ended December 31, 2021 and December 31, 2020, respectively, pursuant to the ESPP. The Company received proceeds of $2.1 million and $1.4 million from the purchases of shares during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had 600,369 shares available for issuance under the ESPP.
Board of Directors Stock Awards Granted for Services
For the years ended December 31, 2021, 2020 and 2019, the Company paid a portion of its directors’ compensation through the award of fully vested common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares at the grant date price per share, which is the fair value. As of December 31, 2021, there were a total of 269,067 shares issued to the Company’s directors, for a total fair value of $2.0 million. Stock-based compensation expense associated with the awards was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, which was included in general and administrative expense in the consolidated statements of operations.

Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Employee stock options
Expected term (in years)	5.94	5.98	5.97
Expected volatility	77.70%	75.56%	70.78%
Risk-free interest rate	0.80%	0.69%	2.32%
Expected dividend yield	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Expected volatility	53.10% – 67.79%	62.56% – 93.17%	70.80% – 76.66%
Risk-free interest rate	0.09% – 0.19%	0.17% – 1.57%	2.10% – 2.51%
Expected dividend yield	—%	—%	—%
Risk-free Interest Rate: The Company based the risk-free interest rate over the expected term of the award based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of grant.
Volatility: The Company used an average historical stock price volatility of its own stock.
Expected Term: The expected term represents the period for which the Company’s stock-based compensation awards are expected to be outstanding and is based on analyzing the vesting and contractual terms of the awards and the holders’ historical exercise patterns and termination behavior.
Expected Dividends: The Company has not paid and does not anticipate paying any dividends in the near future.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the years ended December 31, 2021, 2020 and 2019, included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of testing services	$2,358	$1,493	$1,751
Cost of product	579	391	280
Cost of patient and digital solutions	728	449	152
Research and development	7,126	4,676	4,422
Sales and marketing	10,887	5,795	4,008
General and administrative	14,403	10,597	11,804
Total	$36,081	$23,401	$22,417
No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of stock-based compensation costs were capitalized for the periods presented.

14. INCOME TAXES
Loss before income taxes for the years ended December 31, 2021, 2020 and 2019 is summarized as follows (in thousands):

	As of December 31,
	2021	2020	2019
United States	$(27,921)	$(14,233)	$(19,386)
Foreign	(4,167)	(5,517)	(4,561)
Total loss before income taxes	$(32,088)	$(19,750)	$(23,947)
The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2021	2020	2019
Current
Federal	$89	$(58)	$(571)
State	2	1	1
Foreign	(139)	160	83
Total current income tax expense (benefit)	(48)	103	(487)
Deferred
Federal	(409)	91	(558)
State	(127)	(52)	(47)
Foreign	(842)	(1,178)	(887)
Total deferred income tax benefit	(1,378)	(1,139)	(1,492)
Income tax benefit	$(1,426)	$(1,036)	$(1,979)
The Company's actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rates of 21% in each of the years ended 2021, 2020 and 2019, to loss before income taxes as a result of the following:

	Year Ended December 31,
	2021	2020	2019
Federal tax statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	38.8%	13.5%	9.9%
Change in valuation allowance	86.4%	(34.4)%	(16.6)%
Foreign rate differential	0.7%	1.8%	0.3%
Warrant revaluation	—%	(1.7)%	0.3%
Interest expense	—%	(0.3)%	(0.2)%
Non-deductible executive compensation	(23.4)%	(6.8)%	(7.6)%
Research credits	6.9%	3.9%	2.6%
Changes in net operating loss carryforwards, including expirations	(125.1)%	6.9%	(1.5)%
Other	(0.9)%	1.2%	0.1%
Effective income tax rate	4.4%	5.2%	8.3%

Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31, 2021
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$30,234	$60,578
Tax credit carryforwards	7,185	8,507
Accruals	6,054	4,598
Property and equipment	1,043	1,047
Lease liability	4,639	4,408
Other	7,988	4,302
Gross deferred tax assets	57,143	83,440
Valuation allowance	(45,635)	(72,860)
Total deferred tax assets	11,508	10,580

Deferred tax liabilities:
Purchased intangibles	(7,439)	(7,683)
Operating leases right-of-use assets	(3,828)	(3,708)
Other	(656)	(488)
Total deferred tax liabilities	(11,923)	(11,879)
Net deferred tax liabilities	$(415)	$(1,299)
The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance. The valuation allowance decreased by $27.2 million and increased by $8.4 million during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had domestic federal net operating loss carryforwards of $108.1 million, domestic state net operating loss carryforwards of $53.6 million, and foreign net operating loss carryforwards of $15.9 million that can reduce future taxable income. The domestic federal and state net operating loss carryforwards will begin to expire in 2033 and 2030, respectively. The foreign net operating loss carryforwards can be carried forward indefinitely.
As of December 31, 2021, the Company had credit carryforwards of approximately $4.3 million and $8.9 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards will begin to expire in 2033. California credits have no expiration date.
The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2021 and 2020 because the Company's management believes that it is more likely than not that these assets will not be fully realized. The decrease in the valuation allowance of approximately $27.2 million in the year ended December 31, 2021 primarily relates to the loss of net operating loss carryforwards and research and development (“R&D”) credits due to Section 382 of the Internal Revenue Code and similar provisions under state law. Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of U.S. and state net operating loss carryforwards following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company's analysis under Section 382, the Company believes that $158.4 million of its federal net operating loss carryforwards and $50.5 million of its state net operating loss carryforwards are limited by Section 382 and similar provisions under state law as of December 31, 2021 and have been written off in the year ended December 31, 2021. Due to limitations under Section 382, the Company believes that $3.9 million of its R&D credits will be limited as of December 31, 2021. The portion of R&D credits that were determined to be limited by Section 382 have been written off as of December 31, 2021. The remaining unused carryforwards and credits remain available for future periods. Due to the Company's full valuation allowance, the write off of net operating loss carryforwards and R&D credits did not have any impact to the statements of operations and comprehensive loss.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$4,416	$3,650	$3,449
Additions based on tax positions related to the current year	805	824	667
Additions based on tax positions related to prior years	130	—	—
Decreases based on tax positions related to prior years	(1,195)	(58)	(466)
Balance at the end of the year	$4,156	$4,416	$3,650
None of the $4.2 million of net unrecognized tax benefit as of December 31, 2021, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2021, given the Company's valuation allowance, the uncertain tax benefits would not have impacted the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021 and December 31, 2020, the Company had in each year $0.2 million of cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next twelve months.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Year Ended December 31,
	2021	2020	2019
Testing services revenue
United States	$258,412	$163,221	$104,056
Rest of World	873	389	494
	$259,285	$163,610	$104,550
Product revenue
United States	$13,512	$9,219	$8,078
Europe	9,740	7,475	7,690
Rest of World	3,580	2,608	2,511
	$26,832	$19,302	$18,279
Patient and digital solutions revenue
United States	$10,085	$9,063	$4,062
Europe	82	87	100
Rest of World	113	132	77
	$10,280	$9,282	$4,239

Total United States	$282,009	$181,503	$116,196
Total Europe	$9,822	$7,562	$7,790
Total Rest of World	$4,566	$3,129	$3,082

Total	$296,397	$192,194	$127,068
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2021	December 31, 2020
Long-lived assets:
United States	$21,444	$9,888
Europe	403	351
Rest of World	197	465
Total	$22,044	$10,704

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on our assessment, management has concluded the Company maintained effective internal control over financial reporting as of December 31, 2021.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 in connection with the Annual Meeting of Stockholders to be held in 2022, or the 2022 Proxy Statement. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to from the information contained in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file our 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to from the information contained in our 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	8/28/2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.	8-K	001-36536	3.1	6/21/2021
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-36536	3.2	6/21/2021
4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	3/31/2015
4.2#	2014 Equity Incentive Plan, as amended.	10-Q	001-36536	4.2	7/29/2021
4.3#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.	SC TO-I	005-88252	99(d)(3)	10/12/2017
4.4#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	7/18/2014
4.5#	2016 Inducement Equity Incentive Plan.	10-Q	333-211538	4.5	7/29/2021
4.6	Form of Warrant.	8-K	001-36536	10.3	4/14/2016
4.7#	2019 Inducement Equity Incentive Plan.	10-Q	001-36536	4.7	7/29/2021
4.8*	Description of Securities of CareDx, Inc.
10.1#	Executive Chair Agreement, dated October 29, 2020, by and between the Registrant and Peter K. Maag, Ph.D.	8-K	001-36536	10.2	10/29/2020
10.2#	Offer Letter, dated October 18, 2011, by and between the Registrant and Michael D. Goldberg.	10-K	001-36536	10.15	3/31/2015
10.3#	Offer Letter, dated April 8, 2014, by and between the Registrant and George Bickerstaff, III.	10-K	001-36536	10.14	3/31/2015
10.4#	Offer Letter, between the Registrant and Sasha King, dated October 20, 2017.	10-K	001-36536	10.6	3/22/2018
10.5#	Offer Letter, dated November 13, 2018, between the Registrant and Reginald Seeto, MBBS.	8-K	001-36536	10.1	11/26/2018
10.6#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	6/3/2014
10.7#	Amendment to Change of Control and Severance Agreement, dated October 29, 2020, by and between CareDx, Inc. and Reginald Seeto, MBBS.	8-K	001-36536	10.1	10/29/2020
10.8#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	6/3/2014
10.9#	Executive Incentive Compensation Plan.	10-K	001-36536	10.19	3/31/2015
10.10#	Outside Director Compensation Policy.	10-K	001-36536	10.10	2/28/2020

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.11	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	6/3/2014
10.12+	Second Amendment to Lease, dated January 2, 2020, by and between the Registrant and BMR-Bayshore Boulevard LP (formerly known as BMR-Bayshore Boulevard LLC), for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	10-Q	001-36536	10.1	4/30/2020
10.13+	Consent to Sub-Sublease Agreement, dated as of October 30, 2019, by and among AP3-SF2 CT South, LLC, SuccessFactors, Inc., Medeor Therapeutics, Inc. and CareDx, Inc. for office space located at One Tower Place, 9th Floor, South San Francisco, California 94080.	10-Q	001-36536	10.2	4/30/2020
10.14†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	S-1/A	333-196494	10.17	7/15/2014
10.15	Sales Agreement, dated August 31, 2018 by and between the Registrant and Jeffries LLC.	S-3	333-227168	1.2	8/31/2018
10.16†	License and Commercialization Agreement, dated May 4, 2018, between the Registrant and Illumina, Inc.	10-Q/A	001-36536	10.3	10/9/2018
10.17#	Offer Letter, dated February 11, 2021, between CareDx, Inc. and Ankur Dhingra.	8-K	001-36536	10.1	3/11/2021
10.18#	Promotion Letter, dated July 12, 2021, between CareDx, Inc. and Alex Johnson.	8-K	001-36536	10.1	7/20/2021
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 115 of this Annual Report on Form 10-K).
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL
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
Reginald Seeto, MBBS
President and Chief Executive Officer
Date: February 24, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reginald Seeto and Ankur Dhingra, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date
/s/ REGINALD SEETO, MBBS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Reginald Seeto, MBBS

/s/ ANKUR DHINGRA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Ankur Dhingra

/s/ PETER MAAG, PH.D.	Director	February 24, 2022
Peter Maag, Ph.D.

/s/ GEORGE W. BICKERSTAFF, III	Director	February 24, 2022
George W. Bickerstaff, III

/s/ FRED E. COHEN	Director	February 24, 2022
Fred E. Cohen

/s/ GRACE COLÓN	Director	February 24, 2022
Grace Colón

/s/ CHRISTINE M. COURNOYER	Director	February 24, 2022
Christine M. Cournoyer

/s/ MICHAEL D. GOLDBERG	Director	February 24, 2022
Michael D. Goldberg

/s/ RALPH SNYDERMAN	Director	February 24, 2022
Ralph Snyderman

/s/ WILLIAM HAGSTROM	Director	February 24, 2022
William Hagstrom

/s/ HANNAH VALANTINE	Director	February 24, 2022
Hannah Valantine

/s/ ARTHUR TORRES	Director	February 24, 2022
Arthur Torres