Form 10-Q
period 2022-03-31
CareDx, Inc.
filed 2022-05-05
CIK 1217234

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
There were 53,221,125 shares of the registrant’s Common Stock issued and outstanding as of May 3, 2022.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$171,892	$348,485
Marketable securities	147,330	—
Accounts receivable	65,320	59,761
Inventory	18,212	17,186
Prepaid and other current assets	8,733	7,928
Total current assets	411,487	433,360
Property and equipment, net	27,564	22,044
Operating leases right-of-use assets	17,122	17,993
Intangible assets, net	48,149	50,195
Goodwill	36,983	36,983
Restricted cash	214	211
Other assets	5,192	5,835
Total assets	$546,711	$566,621
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,605	$13,337
Accrued compensation	11,418	26,042
Accrued and other liabilities	44,897	37,922
Total current liabilities	66,920	77,301
Deferred tax liability	194	415
Common stock warrant liability	112	139
Deferred payments for intangible assets	4,959	5,041
Operating lease liability, less current portion	16,729	17,394
Other liabilities	253	455
Total liabilities	89,167	100,745
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 53,085,273 shares and 52,923,360 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	52	52
Additional paid-in capital	865,419	853,683
Accumulated other comprehensive loss	(5,090)	(4,670)
Accumulated deficit	(402,837)	(383,189)
Total stockholders’ equity	457,544	465,876
Total liabilities and stockholders’ equity	$546,711	$566,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Testing services revenue	$66,444	$59,281
Product revenue	6,788	5,778
Patient and digital solutions revenue	6,184	2,341
Total revenue	79,416	67,400
Operating expenses:
Cost of testing services	17,628	16,483
Cost of product	4,399	3,647
Cost of patient and digital solutions	4,855	1,449
Research and development	21,880	16,004
Sales and marketing	23,148	15,452
General and administrative	26,559	15,223
Total operating expenses	98,469	68,258
Loss from operations	(19,053)	(858)
Other income (expense):
Interest income, net	189	126
Change in estimated fair value of common stock warrant liability	27	27
Other expense, net	(823)	(245)
Total other expense	(607)	(92)
Loss before income taxes	(19,660)	(950)
Income tax benefit	12	263
Net loss	$(19,648)	$(687)
Net loss per share (Note 3):
Basic	$(0.37)	$(0.01)
Diluted	$(0.37)	$(0.01)
Weighted-average shares used to compute net loss per share:
Basic	53,015,459	51,181,160
Diluted	53,015,459	51,181,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(19,648)	$(687)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(420)	(1,503)
Net comprehensive loss	$(20,068)	$(2,190)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	52,923,360	$52	$853,683	$(4,670)	$(383,189)	$465,876
Issuance of common stock under ESPP	25,852	—	999	—	—	999
RSU settlements, net of shares withheld	64,819	—	(1,482)	—	—	(1,482)
Issuance of common stock for services	1,249	—	58	—	—	58
Issuance of common stock for cash upon exercise of stock options	69,993	—	1,598	—	—	1,598
Employee stock-based compensation expense	—	—	10,563	—	—	10,563
Foreign currency translation adjustment	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(19,648)	(19,648)
Balance at March 31, 2022	53,085,273	$52	$865,419	$(5,090)	$(402,837)	$457,544
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

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(19,648)	$(687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,634	6,547
Revaluation of common stock warrant liability to estimated fair value	(27)	(27)
Depreciation and amortization	2,619	1,950
Amortization of right-of-use assets	915	677
Unrealized loss on long-term marketable equity securities	507	—
Revaluation of contingent consideration to estimated fair value	64	(44)
Amortization of premium on short-term marketable securities, net	139	—
Changes in operating assets and liabilities:
Accounts receivable	(5,591)	(8,755)
Inventory	(1,060)	(4,056)
Prepaid and other assets	(567)	(3,628)
Operating leases liabilities, net	(969)	(320)
Accounts payable	(1,549)	1,496
Accrued compensation	(14,634)	(7,662)
Accrued and other liabilities	7,916	1,661
Refund liability - CMS advance payment	—	(20,496)
Change in deferred taxes	(217)	(286)
Net cash used in operating activities	(21,468)	(33,630)
Investing activities:
Acquisition of business, net of cash acquired	—	(3,543)
Acquisition of intangible assets	(100)	(1,200)
Purchases of short-term marketable securities	(148,522)	—
Maturities of short-term marketable securities	1,053	25,072
Additions of capital expenditures, net	(8,463)	(1,250)
Net cash (used in) provided by investing activities	(156,032)	19,079
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	—	188,715
Proceeds from issuance of common stock under employee stock purchase plan	999	667
Taxes paid related to net share settlement of restricted stock units	(1,482)	(2,313)
Proceeds from exercise of stock options	1,598	2,193
Principal payments on finance lease obligations	—	(34)
Payment of contingent consideration	(250)	—
Net cash provided by financing activities	865	189,228
Effect of exchange rate changes on cash and cash equivalents	45	(23)
Net (decrease) increase in cash, cash equivalents and restricted cash	(176,590)	174,654
Cash, cash equivalents, and restricted cash at beginning of period	348,696	134,939
Cash, cash equivalents, and restricted cash at end of period	$172,106	$309,593
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
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, the Company began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr”) and XynManagement, Inc. (“XynManagement”), as well as the acquisitions of TransChart LLC (“TransChart”), MedActionPlan.com, LLC (“MedActionPlan”) and The Transplant Pharmacy (“TTP”) in 2021.
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
Patient and Digital Solutions
Following the acquisitions of both Ottr and XynManagement, the Company is a leading provider of transplant patient management software (“Ottr software”), as well as of transplant quality tracking and waitlist management solutions. Ottr software provides comprehensive solutions for transplant patient management and enables integration with electronic medical record (“EMR”) systems providing patient surveillance management tools and outcomes data to transplant centers. XynManagement provides two unique solutions, XynQAPI software (“XynQAPI”) and XynCare. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients ("SRTR") reporting. XynCare includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
In September 2020, the Company launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
In January 2021, the Company acquired TransChart. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. As part of the Company's acquisition of TransChart in January 2021, the Company acquired TxAccess, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
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
COVID-19 Pandemic
The full impact of the continued COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments have taken and may take, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company, but the pandemic may materially affect the Company's financial condition, liquidity and future results of operations.
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
To date, more than 200 transplant and nephrology centers can offer RemoTraC to their patients and over 12,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, the Company has established a nationwide network of approximately 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, the Company has been able to maintain low levels of interruption to its testing services volumes.
There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant has caused an increase in COVID-19 cases globally, impacted the availability of medical personnel in transplant centers and the volume of transplant procedures. A sustained reduction in transplant volume can negatively impact the testing volumes, as the Company saw in early part of first quarter of 2022.
The Company's product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. The Company's product business regained normalized sales volumes during the fourth quarter of 2020.
The Company is maintaining its testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among employees. In areas where COVID-19 impacts healthcare operations, the Company's field-based sales and clinical support teams are supporting providers through virtual platforms. Although the executive orders that placed certain restrictions on operations in San Mateo County and the State of California, where the Company's laboratory and headquarters are located, were lifted effective June 15, 2021, new orders or restrictions could be adopted in the future depending upon the COVID-19 transmission rates in the Company's county and state, as well as other factors.
In addition, the Company has created a COVID-19 task force that is responsible for crisis decision making, employee communications, and enforcing all safety, monitoring and testing protocols in line with local regulations.
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $402.8 million at March 31, 2022. As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $319.2 million and no debt outstanding.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2022. Material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are reflected below.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended March 31, 2022 and 2021, approximately 54% and 60%, respectively, of total revenue was derived from Medicare.
As of March 31, 2022 and December 31, 2021, approximately 28% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either March 31, 2022 or December 31, 2021.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of March 31, 2022, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheet.
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
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of March 31, 2022, the Company's long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.
The Company classifies its long-term marketable debt securities as available-for-sale and reevaluates such designation at each balance sheet date. Unrealized gains and losses from the reevaluation of the long-term marketable debt securities, if any, are included in other comprehensive gain (loss) in the condensed consolidated statement of comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on long-term marketable securities are included in interest income, net.

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
Leases
The Company adopted Accounting Standard Codification (“ASC”) Topic 842, Leases and determines if an arrangement is or contains a lease at contract inception. A right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the condensed consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
As of March 31, 2022, the Company’s leases had remaining terms of 0.17 years to 6.92 years, some of which include options to extend the lease term.
Recent Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which contains amendments that require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. The disclosures include (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The amendments set forth in this ASU are effective for all entities for annual periods beginning after December 15, 2021. Early application of the amendments in this ASU is permitted. The amendments in this ASU should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company adopted the standard prospectively on January 1, 2022. The adoption of this new standard had no impact on the Company's consolidated financial statements and disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The amendments set forth in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company early adopted the standard prospectively on January 1, 2022. The adoption of this new standard had no impact on the Company's consolidated financial statements and disclosures.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which contains amendments that clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The amendments set forth in this ASU are effective for all entities for annual periods beginning after December 15, 2021. Early application of the amendments in this ASU is permitted for all entities. The amendments in this ASU should be applied prospectively. The Company prospectively adopted the standard on January 1, 2022. The adoption of this new standard had no impact on the Company's consolidated financial statements and disclosures.
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
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss used to compute basic and diluted net loss per share	$(19,648)	$(687)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	53,015,459	51,181,160
Net loss per share:
Basic and diluted	$(0.37)	$(0.01)
The following potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2022 and 2021 because their effect would be antidilutive:

	Three Months Ended March 31,
	2022	2021
Shares of common stock subject to outstanding options	2,091,422	2,592,281
Shares of common stock subject to outstanding common stock warrants	3,132	6,264
Restricted stock units	2,047,657	1,853,419
Total common stock equivalents	4,142,211	4,451,964
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

The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$160,958	$—	$—	$160,958
Long-term marketable securities:
Corporate equity securities	2,750	—	—	2,750
Corporate debt securities	—	500	—	500
Total	$163,708	$500	$—	$164,208
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,065	$2,065
Long-term liabilities:
Contingent consideration	—	—	3,090	3,090
Common stock warrant liability	—	—	112	112
	$—	$—	$5,267	$5,267

	December 31, 2021
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$335,107	$—	$—	$335,107
Long-term marketable securities:
Corporate equity securities	3,257	—	—	3,257
Corporate debt securities	—	500	—	500
Total	$338,364	$500	$—	$338,864
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,114	$2,114
Long-term liabilities:
Contingent consideration	—	—	3,227	3,227
Common stock warrant liability	—	—	139	139
Total	$—	$—	$5,480	$5,480
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance as of December 31, 2021	$5,480
Change in estimated fair value of common stock warrant liability	(27)
Change in estimated fair value of contingent consideration	64
Payments related to contingent consideration	(250)
Balance as of March 31, 2022	$5,267

As of March 31, 2022, the Company had one investment in convertible preferred shares carried at cost. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's condensed consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At March 31, 2022 and December 31, 2021, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met multiplied by management’s estimate of the probability of success at a discounted rate of 12% at March 31, 2022 and December 31, 2021. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as a component of operating expenses until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
•Common stock warrant liability – Common stock warrant liability is classified within Level 3. The Company utilizes intrinsic value to estimate the fair value of the warrants. The intrinsic value is computed as the difference between the fair value of the Company’s common stock on the valuation date and the exercise price of the warrants. Increases (decreases) in the Company's stock price discussed above result in a directionally similar impact to the fair value of the common stock warrant liability. Prior to fiscal year 2022, the Company utilized a binomial lattice pricing model (the "Monte Carlo Simulation Model") which involves a market condition simulation to estimate the fair value of the warrants. The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions, including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. The change in valuation method does not have material financial impact.
Common Stock Warrant Liability Valuation Assumptions Utilized at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Private Placement Common Stock Warrant Liability
Stock Price	$36.99	$45.48
Exercise Price	$1.12	$1.12
Remaining term (in years)	1.04	1.28
Volatility	N/A	66.00%
Risk-free interest rate	N/A	0.49%

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$171,892	$348,485	$309,324	$134,669
Restricted cash	214	211	269	270
Total cash, cash equivalents, and restricted cash at the end of the period	$172,106	$348,696	$309,593	$134,939
Marketable Securities
All short-term marketable securities were considered held-to-maturity at March 31, 2022. At March 31, 2022, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of March 31, 2022. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less at March 31, 2022.
The long-term marketable equity securities were recorded at fair market value at March 31, 2022 and December 31, 2021. The long-term marketable debt securities were considered available-for-sale at March 31, 2022 and December 31, 2021. The contractual maturity of the long-term marketable debt securities are less than three years.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
Corporate debt securities	$147,330	$(523)	$146,807
Total short-term marketable securities	147,330	(523)	146,807
Long-term marketable securities:
Corporate equity securities	5,000	(2,250)	2,750
Corporate debt securities	500	—	500
Total long-term marketable securities	5,500	(2,250)	3,250
Total	$152,830	$(2,773)	$150,057

	December 31, 2021
	Amortized Cost	Unrealized Holding Losses	Fair Value
Long-term marketable securities:
Corporate equity securities	$5,000	$(1,743)	$3,257
Corporate debt securities	500	—	500
Total long-term marketable securities	$5,500	$(1,743)	$3,757

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	March 31, 2022	December 31, 2021
Within one year	$147,330	$—
After one year through five years	500	500
Total	$147,830	$500

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
The Company accounted for the transaction as a business combination using the acquisition method of accounting. Acquisition-related costs of $0.3 million were expensed as incurred, and classified as part of general and administrative expenses in the condensed consolidated statements of operations.
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
Combined Consideration Paid
The following table summarizes the consideration paid for TTP, MedActionPlan and TransChart, and the provisional amounts of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date ($ in thousands):

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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three months ended March 31, 2022. The balance of the Company's goodwill was $37.0 million as of March 31, 2022 and December 31, 2021.
Intangible Assets

The following table presents details of the Company’s intangible assets as of March 31, 2022 ($ in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(12,905)	$(1,706)	$21,263	8.0
Customer relationships	21,898	(6,396)	(1,407)	14,095	9.6
Commercialization rights	10,579	(2,309)	—	8,270	7.4
Trademarks and tradenames	4,540	(1,079)	(190)	3,271	9.2
Other	250	(250)	—	—	0.0
Total intangible assets with finite lives	$73,141	$(22,939)	$(3,303)	$46,899
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$74,391	$(22,939)	$(3,303)	$48,149
The following table presents details of the Company’s intangible assets as of December 31, 2021 ($ in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(12,088)	$(1,513)	$22,273	8.1
Customer relationships	21,898	(6,024)	(1,210)	14,664	9.9
Commercialization rights	10,579	(2,030)	—	8,549	7.6
Trademarks and tradenames	4,540	(988)	(155)	3,397	9.5
Other	250	(188)	—	62	0.2
Total intangible assets with finite lives	$73,141	$(21,318)	$(2,878)	$48,945
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$74,391	$(21,318)	$(2,878)	$50,195
Acquisition of Intangible Assets
In June 2021, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. This is included within Commercialization rights as of March 31, 2022.
In June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of March 31, 2022.
In the fourth quarter of 2021, acquisition of intangible assets increased $13.4 million primarily from business combinations. These acquisitions included $4.7 million of Acquired and developed technology, $2.5 million of Commercialization rights, $3.7 million of Customer relationships, $2.2 million of Trademarks and tradenames and $0.3 million of Other intangible assets.
Amortization of Intangible Assets
Amortization expense was $1.6 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, expenses of $0.3 million, $0.5 million, $0.2 million and $0.6 million were amortized to cost of testing services, cost of product, cost of patient and digital solutions and sales and marketing, respectively. For the three months ended March 31, 2021, expenses of $0.3 million, $0.5 million, $0.1 million and $0.4 million were amortized to cost of testing services, cost of product, cost of patient and digital solutions and sales and marketing, respectively.
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the condensed consolidated statements of operations.

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2022 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2022	$987	$1,362	$709	$1,630	$4,688
2023	1,316	1,817	945	2,163	6,241
2024	1,316	1,817	709	2,163	6,005
2025	1,316	1,817	540	2,163	5,836
2026	1,316	772	540	2,160	4,788
Thereafter	4,140	4,153	1,720	9,328	19,341
Total future amortization expense	$10,391	$11,738	$5,163	$19,607	$46,899

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$3,274	$3,911
Work in progress	3,495	2,828
Raw materials	11,443	10,447
Total inventory	$18,212	$17,186
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Clinical studies	$12,904	$10,653
Professional fees	7,983	5,780
Deferred revenue	3,941	4,208
Short-term lease liability	3,697	3,958
Accrued royalty	3,164	1,664
Contingent consideration	2,065	2,114
Deferred payments for intangible assets	2,000	2,000
Test sample processing fees	1,950	1,197
Capital expenditures	1,686	2,612
Other accrued expenses	5,507	3,736
Total accrued and other liabilities	$44,897	$37,922
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

9. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in South San Francisco, California; Brisbane, California; Columbus, Ohio; West Chester, Pennsylvania; Flowood, Mississippi; Gaithersburg, Maryland; Fremantle, Australia; and Stockholm, Sweden.
The Company's facility leases expire at various dates through 2029. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of March 31, 2022, the carrying value of the ROU asset was $17.1 million. The related current and non-current liabilities as of March 31, 2022 were $3.7 million and $16.7 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,413	$1,205
Finance lease cost	—	30
Total lease cost	$1,413	$1,235

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

March 31, 2022
Other information:
Weighted-average remaining lease term - Operating leases (in years)	5.83
Weighted-average discount rate - Operating leases (%)	10.0%

Maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2022	$4,238
2023	4,372
2024	4,315
2024	4,040
2025	3,196
Thereafter	7,140
Total lease payments	27,301
Less imputed interest	6,875
Present value of future minimum lease payments	20,426
Less operating lease liability, current portion	3,697
Operating lease liability, long-term portion	$16,729
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
Litigation and Indemnification Obligations

In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. The Company will not record the settlement until the post-trial motion practice has concluded.
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
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice ("DOJ") requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company's kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (“SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company's accounting and public reporting practices. The Company also received an information request from a state regulatory agency and may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or efficacy of any of the Company's products or services and are cooperating fully with the investigations. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ or SEC investigations, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters.
From time to time, the Company may become involved in litigation and other legal actions. The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the condensed consolidated financial statements, and (ii) the range of loss can be reasonably estimated.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the "401(k) Plan") covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.7 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
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
In the three months ended March 31, 2022 and 2021, no warrants to purchase shares of common stock were exercised.
As of March 31, 2022, outstanding warrants to purchase common stock were:

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
				3,132

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2021	2,066,529	1,863,633	$29.33	2,047,657	$50.21
Additional shares authorized	2,116,934	—	—	—	—
Common stock awards for services	(1,249)	—	—	—	—
RSUs granted	(474,000)	—	—	474,000	39.81
RSUs vested	—	—	—	(100,456)	52.38
Options granted	(341,800)	341,800	41.21	—	—
Options exercised	—	(69,993)	22.83	—	—
Repurchase of common stock under employee incentive plans	35,637	—	—	—	—
RSUs forfeited	78,687	—	—	(78,687)	52.94
Options forfeited	40,268	(40,268)	37.13	—	—
Options expired	3,750	(3,750)	33.10	—	—
Balance—March 31, 2022	3,524,756	2,091,422	$31.33	2,342,514	$47.92
The total intrinsic value of options exercised was $1.0 million and $9.1 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, the total intrinsic value of outstanding RSUs was approximately $86.6 million and there were $87.5 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.99 years.

Options outstanding that have vested and are expected to vest at March 31, 2022 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,038	$22.91	6.52	$16,861
Expected to vest	976	39.76	8.62	4,644
Total	2,014			$21,505

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2022 for stock options that were in-the-money.
The total fair value of options that vested during the three months ended March 31, 2022 was $4.0 million. As of March 31, 2022, there were approximately $24.8 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.82 years.
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
During the offering period in 2021 that ended on December 31, 2021, 25,852 shares were purchased pursuant to the ESPP for aggregate proceeds of $1.0 million from the issuance of such shares, which occurred on January 6, 2022.
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Employee stock options
Expected term (in years)	6.0	6.0
Expected volatility	76.93%	77.69%
Risk-free interest rate	1.65%	0.68%
Expected dividend yield	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5
Expected volatility	67.79%	53.10%
Risk-free interest rate	1.06%	0.09%
Expected dividend yield	—%	—%
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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three months ended March 31, 2022 and 2021, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of testing services	$19	$395
Cost of product	128	76
Cost of patient and digital solutions	192	108
Research and development	2,190	1,358
Sales and marketing	3,123	1,659
General and administrative	4,982	2,951
Total	$10,634	$6,547
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
For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $12.0 thousand and $0.3 million, respectively. The income tax benefit of $12.0 thousand is primarily attributable to the recognition of deferred tax assets from foreign losses. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australian net deferred tax assets have been offset by a full valuation allowance.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended March 31,
	2022	2021
Testing services revenue
United States	$66,223	$59,021
Rest of World	221	260
	$66,444	$59,281
Product revenue
United States	$3,613	$2,495
Europe	2,242	2,252
Rest of World	933	1,031
	$6,788	$5,778
Patient and digital solutions revenue
United States	$6,153	$2,288
Europe	10	31
Rest of World	21	22
	$6,184	$2,341

Total United States	$75,989	$63,804
Total Europe	$2,252	$2,283
Total Rest of World	$1,175	$1,313

Total	$79,416	$67,400
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	March 31, 2022	December 31, 2021
Long-lived assets:
United States	$26,986	$21,444
Europe	442	403
Rest of World	136	197
Total	$27,564	$22,044
15. SUBSEQUENT EVENTS
At-the-Market Equity Offering

On April 14, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies, LLC as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $200.0 million in shares of its common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. Any shares of common stock offered and sold pursuant to the Sales Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-239049), filed with the SEC on June 9, 2020, including a base prospectus dated June 9, 2020, and a prospectus supplement dated April 14, 2022.
Olymbios Matter

On April 15, 2022, a complaint was filed by Michael Olymbios against the Company in the Superior Court of the State of California for the County of San Mateo (the “Court”). The complaint alleges that the Company failed to pay certain fees and costs required to continue an arbitration proceeding against Dr. Olymbios, and that the Company has defamed Dr. Olymbios. Dr. Olymbios also seeks to void restrictive covenants previously agreed to by him in favor of the Company and to recover damages purportedly incurred by Dr. Olymbios. The Company filed a motion to compel arbitration and dismiss the case. On

April 25, 2022, the Court granted the Company’s ex parte application to stay the case and advance the hearing date to June 10, 2022 for the motion to compel arbitration and dismiss. In the event the case continues, the Company intends to defend itself vigorously. The Company believes it has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail if the case continues. The Company has not recorded any liabilities for this suit.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on February 24, 2022.
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Highlights for the Three Months Ended March 31, 2022 and Recent Highlights
•Achieved total revenue of $79.4 million for the three months ended March 31, 2022, increasing 18% year-over-year
•Provided approximately 42,600 AlloSure and AlloMap patient results in the quarter, with March being our highest ever month of testing volume for Heart and Kidney Testing Services
•Showcased scientific leadership with over 25 oral presentations and abstracts at the International Society of Heart and Lung Transplantation including real-world, multi-center, prospective, long-term SHORE data
•Incorporated Tx Access into the AlloCare app to help pre-transplant patients navigate the waitlist process as we digitally connect patients across the patient journey
•Helped ensure that the transplant community receives accurate information about our tests after a jury found that Natera (Nasdaq: NTRA) made false superiority claims in its advertising, and awarded CareDx monetary damages totaling $44.9 million
•Announced the availability of XenoSure™ and XenoMap™, the world’s first surveillance solutions for investigational use in xenotransplantation research and post-xenotransplant clinical monitoring
Testing Services
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our donor-derived cell-free DNA, or dd-cfDNA offering built on a next generation sequencing, or NGS, platform. In transplantation, more than 100 papers from over 50 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This SNP approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
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
We have also successfully completed several landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap Heart for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap Heart based on our Cardiac Allograft Rejection Gene Expression Observational (Deng, M. et al., Am J Transplantation 2006) study, which was published in the AJT. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap Heart surveillance were equivalent (non-

inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses. AlloMap Heart is now recommended as part of the ISHLT (International Society for Heart and Lung Transplantation) guidelines.
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
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/ HCT transplant using AlloHeme Testing, or ACROBAT Study. The ACROBAT Study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT.
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
Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr, Inc., or Ottr, and XynManagement, Inc., or XynManagement.
On May 7, 2019, we acquired 100% of the outstanding common stock of Ottr. Ottr was formed in 1993 and is a leading provider of transplant patient management software, or the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with electronic medical records, or EMR, systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.
On August 26, 2019, we acquired 100% of the outstanding common stock of XynManagement. XynManagement provides two unique solutions, XynQAPI software, or XynQAPI and XynCare. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients reporting. XynCare includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
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

To date, more than 200 transplant and nephrology centers can offer RemoTraC to their patients and over 12,000 kidney, heart and lung transplant patients have enrolled. Based on existing and new relationships with partners, we have established a nationwide network of approximately 10,000 mobile phlebotomists. Following the introduction of RemoTraC and with the easing of stay-at-home restrictions and the opening up of many hospitals to non-COVID-19 patients, we have been able to maintain low levels of interruptions to our testing services volumes.

There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant has caused an increase in COVID-19 cases globally, impacted the availability of medical personnel in transplant centers and the volume of transplant procedures. A sustained reduction in transplant volume can negatively impact the testing volumes, as we saw in early part of first quarter of 2022.
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
In addition, we have created a COVID-19 task force that is responsible for crisis decision making, employee communications, and enforcing all safety, monitoring and testing protocols in line with local regulations.
Due to COVID-19, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur or could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, and there may be disruptions in our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities.
In addition, our clinical studies may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or reduced staffing due to staff members contracting COVID-19. Some patients may not be able to comply with clinical study protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to, or become infected with, COVID-19, may adversely impact our clinical trial operations.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart and AlloSure Heart tests, which represented 84% and 88% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.

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
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9% of our total revenue for each of the three months ended March 31, 2022 and 2021. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, TTP, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio. Patient and digital solutions revenue represented 7% and 3% of our total revenue for the three months ended March 31, 2022 and 2021, respectively.

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
•Stock-based compensation; and
•Common stock warrant liability.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
(In thousands)

	Three Months Ended March 31,
	2022	2021	Change
Revenue:
Testing services revenue	$66,444	$59,281	$7,163
Product revenue	6,788	5,778	1,010
Patient and digital solutions revenue	6,184	2,341	3,843
Total revenue	79,416	67,400	12,016
Operating expenses:
Cost of testing services	17,628	16,483	1,145
Cost of product	4,399	3,647	752
Cost of patient and digital solutions	4,855	1,449	3,406
Research and development	21,880	16,004	5,876
Sales and marketing	23,148	15,452	7,696
General and administrative	26,559	15,223	11,336
Total operating expenses	98,469	68,258	30,211
Loss from operations	(19,053)	(858)	(18,195)
Other income (expense):
Interest income, net	189	126	63
Change in estimated fair value of common stock warrant liability	27	27	—
Other expense, net	(823)	(245)	(578)
Total other expense	(607)	(92)	(515)
Loss before income taxes	(19,660)	(950)	(18,710)
Income tax benefit	12	263	(251)
Net loss	$(19,648)	$(687)	$(18,961)

Testing Services Revenue
Testing services revenue increased by $7.2 million, or 12%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to an increase of more than 8,000 AlloSure Kidney, AlloMap Heart and AlloSure Heart patient results provided in the three months ended March 31, 2022, compared to the same period in 2021.
Product Revenue
Product revenue increased by $1.0 million, or 17%, for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to growth from the NGS typing products.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $3.8 million, or 164%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021.
Cost of Testing Services
Cost of testing services increased by $1.1 million, or 7%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to increased testing volume, offset by stock-based compensation expense.
Cost of Product
Cost of product increased by $0.8 million, or 21%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to increased product revenue, freight costs and consulting expenses.
Cost of Patient and Digital Solutions

Cost of patient and digital solutions increased by $3.4 million, or 235%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to cost of goods from the acquisition of TTP and MedActionPlan of $3.0 million, personnel related costs of $0.1 million and amortization expense of $0.1 million.
Research and Development
Research and development expenses increased by $5.9 million, or 37%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $2.8 million, an increase in consultants of $1.3 million, an increase in stock-based compensation expense of $0.8 million, and an increase in partnership expenses of $0.5 million.
Sales and Marketing
Sales and marketing expenses increased by $7.7 million, or 50%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $4.6 million, an increase in stock-based compensation expense of $1.5 million and an increase in marketing programs and travel costs of $0.8 million.
General and Administrative
General and administrative expenses increased by $11.3 million, or 74%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to an increase in legal expenses of $6.7 million, an increase in stock-based compensation expense of $2.0 million, an increase in consultants of $1.2 million and an increase in headcount and personnel-related expenses of $0.9 million.
Other income (expense)
Other expense, net increased by $0.6 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the unrealized loss on the investment in Miromatrix.
Cash Flows for the Three Months Ended March 31, 2022 and 2021
The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,468)	$(33,630)
Investing activities	(156,032)	19,079
Financing activities	865	189,228
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45	(23)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(176,590)	$174,654
Operating Activities
Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the three months ended March 31, 2022 was $21.5 million. Our net loss of $19.6 million was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included $10.6 million in stock-based compensation expense, $2.6 million of depreciation and amortization expense and $0.9 million of amortization of right-of-use assets. Net operating assets decreased $16.7 million.
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
Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities of $156.0 million was primarily related to the purchases of marketable securities of $148.5 million and $8.5 million related to additions of capital expenditures, net.

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
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 of $0.9 million was primarily related to proceeds from exercises of stock options of $1.6 million and proceeds from issuances of common stock under our employee stock purchase plan of $1.0 million. These proceeds were partially offset by taxes paid related to net share settlements of restricted stock units of $1.5 million and payments of contingent consideration $0.3 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $402.8 million at March 31, 2022. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $319.2 million and no debt outstanding.
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

At-the-Market Equity Offering

On April 14, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies, LLC as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $200.0 million in shares of its common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. Any shares of common stock offered and sold pursuant to the Sales Agreement will be issued and sold pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-239049), filed with the SEC on June 9, 2020, including a base prospectus dated June 9, 2020, and a prospectus supplement dated April 14, 2022.

Factors Affecting Our Performance
COVID-19 Pandemic

COVID-19 may impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities. Clinical trials, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or reduced staffing due to staff members contracting COVID-19. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to, or become infected with, COVID-19, may adversely impact our clinical trial operations. COVID-19 may impact availability of medical personnel and reduction in transplant procedure volumes, which in-turn, could adversely affect our testing volumes.
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
Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as the ISHLT included AlloMap in guidelines, payers adopted coverage policies and no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has varied, and is expected to continue to vary, by payer. Revenue growth depends on our ability to maintain Medicare and third party payer reimbursement, and to expand utilization by healthcare providers.
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
Continued Growth of Patient and Digital Sales

The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr, Inc. and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of March 31, 2022 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements, and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $319.2 million at March 31, 2022, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents of $348.5 million at December 31, 2021, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $3.2 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at March 31, 2022, would have negatively impacted our financial results for the three months ended March 31, 2022 by $0.4 million and our product revenue by $0.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations” and in Note 15, Subsequent Events, under the caption "Olymbios Matter", to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission or the SEC, on February 24, 2022, or the Form 10-K, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended March 31, 2022, our net loss was $19.6 million. As of March 31, 2022, we had an accumulated deficit of $402.8 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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

We may require additional financing.
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $319.2 million and an accumulated deficit of $402.8 million. We may require additional financing in the future to fund working capital, pay our obligations as they come due and fund our acquisitions of complementary businesses and assets. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.
We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.
For the quarter ended March 31, 2022, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 65% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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

We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. The trial date commenced on March 7, 2022 and concluded on March 14, 2022, with the jury awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. The Company will not record the settlement until the post-trial motion practice has concluded.
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
Since the onset of the COVID-19 pandemic, federal, state and local governments have imposed various quarantines, shelter-in-place and similar government orders, including several orders that previously impacted operations in San Mateo County, where our laboratory and headquarters are located. These orders and others may be reinstated depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our laboratory are deemed non-essential, or if sufficient numbers of our laboratory staff are infected with COVID-19 and are unable to perform their roles, we may not be able to perform our tests for the duration of any shelter-in-place order or while we have insufficient numbers of laboratory staff, either of which could negatively impact our business, operating results and financial condition.
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
We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition or results of operations, including the sustainability of our business over time. In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.
Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of recipient samples to our laboratory and enhanced tracking of these recipient samples. Should a carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions, including those related or attributable to the COVID-19 pandemic, or related to the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, affecting delivery services we use would adversely affect our ability to receive and process recipient samples on a timely basis.
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

Additional capital, if needed, may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock and would result in dilution to our stockholders. Moreover, we have the ability to sell up to $200.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to the Sales Agreement we entered into with Jefferies, LLC on April 14, 2022. Any shares of common stock issued in the at-the-market offering will result in dilution to our existing stockholders. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.
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
In addition, our ABI 7900 Thermocycler, a real time PCR instrument used in AlloMap Heart, is no longer in production. Thermo Fisher has committed to provide service and support of this instrument through 2022. We believe that there are relatively few suppliers other than Thermo Fisher, Roche, Illumina, Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products and services. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher, Becton, Dickinson and Company or Avantor, or Avantor encounters delays or difficulties in securing from Qiagen N.V., including as a result of impacts on their respective businesses due to the COVID-19 pandemic or the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, the quality and quantity of reagents, supplies or instruments that we require for our current products and services or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians and customers who order our current products and services rely on the continued and timely availability of our products and services. If we are unable to provide results within a timely manner, clinicians may elect not to use our products or services in the future and our business and operating results could be harmed.
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
•political and economic instability, including interruptions in international relations, wars, terrorism and political unrest, general security concerns, outbreak of disease, boycotts, curtailment of trade and other business restrictions, including the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia;
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

We were inspected as part of the customary College of American Pathologists audit and recertified in March 2022 as a result of passing that inspection. We expect the next regular inspection under the CLIA to occur in 2024.

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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and resting leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of March 31, 2022, we had 24 issued U.S. patents related to transplant rejection and autoimmunity. We have four issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2022 to 2024. We have eight additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease.
In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to one U.S. patent issued in April 2014 relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Additional patents from Stanford included in the exclusive license were issued, including one in 2017, two in 2019, and four in 2021 that further cover the use of dd-cfDNA to diagnose and predict transplant status or outcome. These patents are expiring between 2030 and 2032.
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
In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. For example, see the risk factor above titled: “We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our recently completed and ongoing litigation with Natera.
We may be required to take further action to maintain and protect our intellectual property rights against third parties.
In the event we determine that a party is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party or we may determine to initiate a lawsuit against such party. The process of negotiating a license with a third party can be lengthy, and may take months or even years in some circumstances. In addition, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all. For example, see the risk factor above titled: “We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our recently completed and ongoing litigation with Natera.
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
We license technology from third parties necessary to develop and commercialize our products. In connection with our acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to one U.S. patent issued in April 2014 relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. This technology is critical to AlloSure Kidney under the terms of the Stanford license, we are required to pay certain fees. Additional patents from Stanford included in the exclusive license were issued, including one in 2017, two in 2019, and four in 2021 that further cover the use of dd-cfDNA to diagnose and predict transplant status or outcome. These patents are expiring between 2030 and 2032.
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
Risks Related to Cybersecurity
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
Third parties have attempted, and may in the future attempt, to fraudulently induce employees, contractors or consumers into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our critical information, which could result in significant legal and financial exposure. We have experienced cybersecurity incidents and expect that we will continue to be subject to cybersecurity attacks in the future. In addition, a contractor or other third party with whom we do business, as well as parties with which we do not do business, may attempt to circumvent our security measures or obtain such information, and may purposefully or inadvertently cause a breach involving sensitive information. While we still continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third party training regarding phishing, malware, and other cyber risks, monitoring of networks and systems and maintenance of back up of protective systems), which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shut downs due to attack by hackers or breaches, phishing scams, ransomware, systems failures, computer viruses, employee errors or other malfeasance. A security breach or privacy violation that leads to disclosure or modification of or prevents access to consumer information (including personally identifiable information or protected health information) could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Any such breach or interruption could compromise our networks or those of our third-party billing agent, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill our payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future products and solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position. We have insurance coverage in place for certain potential liabilities and costs relating to service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, but this insurance is limited in amount, subject to a deductible, and may not be adequate to cover us for all costs arising from these incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 3, 2022 to March 31, 2022, our closing stock price ranged from $28.19 to $46.60 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. From January 3, 2022 to March 31, 2022, our closing stock price ranged from $28.19 to $46.60 per share. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, factors that could cause fluctuations in the market price of our common stock include the following:
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
General Risk Factors

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended March 31, 2022:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
January 1, 2022 - January 31, 2022	19,606	(1)	$14.49
February 1, 2022 - February 28, 2022	11,173	(1)	13.82
March 1, 2022 - March 31, 2022	4,858	(1)	11.86
Total	35,637		—
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

CAREDX, INC.
(Registrant)

Date: May 5, 2022	By:	/s/ REGINALD SEETO, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ANKUR DHINGRA
Ankur Dhingra
Chief Financial Officer
(Principal Accounting and Financial Officer)