Form 10-Q
period 2022-06-30
CareDx, Inc.
filed 2022-08-04
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
8000 Marina Boulevard
Brisbane, California 94005
(Address of principal executive offices and zip code)
(415) 287-2300
(Registrant’s telephone number, including area code)
1 Tower Place
South San Francisco, CA 94080
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
There were 53,458,126 shares of the registrant’s Common Stock issued and outstanding as of August 2, 2022.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$166,832	$348,485
Marketable securities	139,388	—
Accounts receivable	70,142	59,761
Inventory	18,861	17,186
Prepaid and other current assets	8,657	7,928
Total current assets	403,880	433,360
Property and equipment, net	32,904	22,044
Operating leases right-of-use assets	15,841	17,993
Intangible assets, net	46,318	50,195
Goodwill	37,084	36,983
Restricted cash	204	211
Other assets	5,057	5,835
Total assets	$541,288	$566,621
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,892	$13,337
Accrued compensation	14,631	26,042
Accrued and other liabilities	46,933	37,922
Total current liabilities	78,456	77,301
Deferred tax liability	25	415
Common stock warrant liability	64	139
Deferred payments for intangible assets	2,877	5,041
Operating lease liability, less current portion	16,065	17,394
Other liabilities	252	455
Total liabilities	97,739	100,745
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 53,323,712 shares and 52,923,360 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	52	52
Additional paid-in capital	875,213	853,683
Accumulated other comprehensive loss	(7,182)	(4,670)
Accumulated deficit	(424,534)	(383,189)
Total stockholders’ equity	443,549	465,876
Total liabilities and stockholders’ equity	$541,288	$566,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Testing services revenue	$67,135	$64,890	$133,579	$124,171
Product revenue	6,714	6,861	13,502	12,639
Patient and digital solutions revenue	6,785	2,437	12,969	4,778
Total revenue	80,634	74,188	160,050	141,588
Operating expenses:
Cost of testing services	18,230	17,235	35,858	33,718
Cost of product	3,887	5,205	8,286	8,852
Cost of patient and digital solutions	5,422	1,533	10,277	2,982
Research and development	22,632	19,036	44,512	35,040
Sales and marketing	26,950	19,599	50,098	35,051
General and administrative	25,232	16,322	51,791	31,545
Total operating expenses	102,353	78,930	200,822	147,188
Loss from operations	(21,719)	(4,742)	(40,772)	(5,600)
Other (expense) income:
Interest income, net	478	1	667	127
Change in estimated fair value of common stock warrant liability	48	(65)	75	(38)
Other (expense) income, net	(553)	2,779	(1,376)	2,534
Total other (expense) income	(27)	2,715	(634)	2,623
Loss before income taxes	(21,746)	(2,027)	(41,406)	(2,977)
Income tax benefit	49	100	61	363
Net loss	$(21,697)	$(1,927)	$(41,345)	$(2,614)
Net loss per share (Note 3):
Basic	$(0.41)	$(0.04)	$(0.78)	$(0.05)
Diluted	$(0.41)	$(0.04)	$(0.78)	$(0.05)
Weighted-average shares used to compute net loss per share:
Basic	53,249,545	52,224,300	53,133,149	51,705,587
Diluted	53,249,545	52,224,300	53,133,149	51,705,587
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(21,697)	$(1,927)	$(41,345)	$(2,614)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(2,092)	443	(2,512)	(1,060)
Net comprehensive loss	$(23,789)	$(1,484)	$(43,857)	$(3,674)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	52,923,360	$52	$853,683	$(4,670)	$(383,189)	$465,876
Issuance of common stock under employee stock purchase plan	25,852	—	999	—	—	999
RSU settlements, net of shares withheld	64,819	—	(1,482)	—	—	(1,482)
Issuance of common stock for services	1,249	—	58	—	—	58
Issuance of common stock for cash upon exercise of stock options	69,993	—	1,598	—	—	1,598
Employee stock-based compensation expense	—	—	10,563	—	—	10,563
Foreign currency translation adjustment	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(19,648)	(19,648)
Balance at March 31, 2022	53,085,273	52	865,419	(5,090)	(402,837)	457,544
RSU settlements, net of shares withheld	216,950	—	(3,211)	—	—	(3,211)
Issuance of common stock for services	2,156	—	79	—	—	79
Issuance of common stock for cash upon exercise of stock options	19,333	—	413	—	—	413
Employee stock-based compensation expense	—	—	12,513	—	—	12,513
Foreign currency translation adjustment	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	(21,697)	(21,697)
Balance at June 30, 2022	53,323,712	$52	$875,213	$(7,182)	$(424,534)	$443,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	49,441,166	$49	$632,253	$(2,096)	$(352,527)	$277,679
Issuance of common shares through public equity offering, net of commissions and offering costs of $12,495	2,211,538	2	188,753	—	—	188,755
Issuance of common stock under employee stock purchase plan	24,052	—	838	—	—	838
RSU settlements, net of shares withheld	121,447	—	(2,313)	—	—	(2,313)
Issuance of common stock for services	1,339	—	96	—	—	96
Issuance of common stock for cash upon exercise of stock options	139,579	—	2,193	—	—	2,193
Employee stock-based compensation expense	—	—	6,488	—	—	6,488
Foreign currency translation adjustment	—	—	—	(1,503)	—	(1,503)
Net loss	—	—	—	—	(687)	(687)
Balance at March 31, 2021	51,939,121	51	828,308	(3,599)	(353,214)	471,546
RSU settlements, net of shares withheld	160,286	—	(6,638)	—	—	(6,638)
Issuance of common stock for services	23,163	—	59	—	—	59
Issuance of common stock for cash upon exercise of stock options	427,059	—	6,833	—	—	6,833
Issuance of common stock upon cash exercise of warrants	3,132	—	205	—	—	205
Employee stock-based compensation expense	—	—	9,322	—	—	9,322
Foreign currency translation adjustment	—	—	—	443	—	443
Net loss	—	—	—	—	(1,927)	(1,927)
Balance at June 30, 2021	52,552,761	$51	$838,089	$(3,156)	$(355,141)	$479,843
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(41,345)	$(2,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	23,227	15,945
Revaluation of common stock warrant liability to estimated fair value	(75)	38
Depreciation and amortization	5,363	4,102
Amortization of right-of-use assets	1,822	1,366
Unrealized loss (gain) on long-term marketable equity securities	486	(3,090)
Revaluation of contingent consideration to estimated fair value	564	(191)
Amortization of premium on short-term marketable securities, net	540	637
Changes in operating assets and liabilities:
Accounts receivable	(10,562)	(13,419)
Inventory	(2,506)	(5,331)
Prepaid and other assets	(514)	(4,203)
Operating leases liabilities, net	(1,962)	(951)
Accounts payable	4,486	1,559
Accrued compensation	(12,290)	(1,395)
Accrued and other liabilities	7,579	4,646
Refund liability - CMS advance payment	—	(20,496)
Change in deferred taxes	(158)	(445)
Net cash used in operating activities	(25,345)	(23,842)
Investing activities:
Acquisition of business, net of cash acquired	(102)	(3,500)
Acquisition of intangible assets	(2,100)	(6,700)
Purchases of short-term marketable securities	(182,913)	(5,500)
Maturities of short-term marketable securities	42,984	55,080
Additions of capital expenditures, net	(13,111)	(4,088)
Net cash (used in) provided by investing activities	(155,242)	35,292
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	—	188,755
Proceeds from issuance of common stock under employee stock purchase plan	999	838
Taxes paid related to net share settlement of restricted stock units	(3,892)	(8,951)
Proceeds from exercise of warrants	—	4
Proceeds from exercise of stock options	2,011	9,026
Principal payments on finance lease obligations	—	(63)
Payment of contingent consideration	(250)	—
Net cash (used in) provided by financing activities	(1,132)	189,609
Effect of exchange rate changes on cash, cash equivalents and restricted cash	59	(105)
Net (decrease) increase in cash, cash equivalents and restricted cash	(181,660)	200,954
Cash, cash equivalents, and restricted cash at beginning of period	348,696	134,939
Cash, cash equivalents, and restricted cash at end of period	$167,036	$335,893
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
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, the Company began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr”) and XynManagement, Inc. (“XynManagement”), as well as the acquisitions of TransChart LLC (“TransChart”), MedActionPlan.com, LLC (“MedActionPlan”) and The Transplant Pharmacy, LLC (“TTP”) in 2021.
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
In June 2021, the Company entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, the Company and OrganX will develop advanced analytics that integrate AlloSure, the first transplant specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system. The Company has agreed to potential future milestone payments.
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
There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant, including its sub-variants, has caused an increase in COVID-19 cases globally, impacted the availability of medical personnel in transplant centers and the volume of transplant procedures. A sustained reduction in transplant volume can negatively impact the testing volumes, as the Company saw in the early part of the first quarter of 2022.
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
In addition, the Company created, and continues to have, a COVID-19 task force that is responsible for crisis decision making, employee communications, and enforcing all safety, monitoring and testing protocols in line with local regulations.
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $424.5 million at June 30, 2022. As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $306.2 million and no debt outstanding.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended June 30, 2022 and 2021, approximately 54% and 61%, respectively, of total revenue was derived from Medicare. For the six months ended June 30, 2022 and 2021, approximately 54% and 61%, respectively, of total revenue was derived from Medicare.
As of June 30, 2022 and December 31, 2021, approximately 28% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either June 30, 2022 or December 31, 2021.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of June 30, 2022, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheet.
The Company classifies its short-term marketable securities as held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date. The Company has the positive intent and ability to hold these marketable securities to maturity. Short-term marketable securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term marketable securities are included in interest income, net. The cost of securities sold will be determined using specific identification.
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of June 30, 2022, the Company's long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.
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
The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other income (expense), net, in the condensed consolidated statements of operations.
Leases
The Company adopted Accounting Standard Codification (“ASC”) Topic 842, Leases, and determines if an arrangement is or contains a lease at contract inception. A right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the condensed consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
As of June 30, 2022, the Company’s leases had remaining terms of 0.04 years to 6.67 years, some of which include options to extend the lease term.
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
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss used to compute basic and diluted net loss per share	$(21,697)	$(1,927)	$(41,345)	$(2,614)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	53,249,545	52,224,300	53,133,149	51,705,587
Net loss per share:
Basic and diluted	$(0.41)	$(0.04)	$(0.78)	$(0.05)
The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2022 and 2021 because their effect would be antidilutive:

	Three and Six Months Ended
	2022	2021
Shares of common stock subject to outstanding options	2,497,986	2,117,516
Shares of common stock subject to outstanding common stock warrants	3,132	3,132
Restricted stock units	2,591,882	1,868,980
Total common stock equivalents	5,093,000	3,989,628
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

The following tables set forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$142,355	$—	$—	$142,355
Long-term marketable securities:
Corporate equity securities	2,771	—	—	2,771
Corporate debt securities	—	500	—	500
Total	$145,126	$500	$—	$145,626
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,778	$2,778
Long-term liabilities:
Contingent consideration	—	—	2,877	2,877
Common stock warrant liability	—	—	64	64
Total	$—	$—	$5,719	$5,719

	December 31, 2021
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$335,107	$—	$—	$335,107
Long-term marketable securities:
Corporate equity securities	3,257	—	—	3,257
Corporate debt securities	—	500	—	500
Total	$338,364	$500	$—	$338,864
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,114	$2,114
Long-term liabilities:
Contingent consideration	—	—	3,227	3,227
Common stock warrant liability	—	—	139	139
Total	$—	$—	$5,480	$5,480
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance as of December 31, 2021	$5,480
Change in estimated fair value of common stock warrant liability	(75)
Change in estimated fair value of contingent consideration	564
Payments related to contingent consideration	(250)
Balance as of June 30, 2022	$5,719

As of June 30, 2022, the Company had one investment in convertible preferred shares carried at cost. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's condensed consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At June 30, 2022 and December 31, 2021, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met multiplied by management’s estimate of the probability of success at a discounted rate of 12% at June 30, 2022 and December 31, 2021. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as a component of operating expenses until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
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
Common Stock Warrant Liability Valuation Assumptions Utilized at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Private Placement Common Stock Warrant Liability
Stock Price	$21.48	$45.48
Exercise Price	$1.12	$1.12
Remaining term (in years)	0.79	1.28
Volatility	N/A	66.00%
Risk-free interest rate	N/A	0.49%

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$166,832	$335,625
Restricted cash	204	268
Total cash, cash equivalents, and restricted cash at the end of the period	$167,036	$335,893
Marketable Securities
All short-term marketable securities were considered held-to-maturity at June 30, 2022. At June 30, 2022, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of June 30, 2022. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less at June 30, 2022.
The long-term marketable equity securities were recorded at fair market value at June 30, 2022 and December 31, 2021. The long-term marketable debt securities were considered available-for-sale at June 30, 2022 and December 31, 2021. The contractual maturity of the long-term marketable debt securities are less than three years.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
Corporate debt securities	$139,388	$(835)	$138,553
Total short-term marketable securities	139,388	(835)	138,553
Long-term marketable securities:
Corporate equity securities	5,000	(2,229)	2,771
Corporate debt securities	500	—	500
Total long-term marketable securities	5,500	(2,229)	3,271
Total	$144,888	$(3,064)	$141,824

	December 31, 2021
	Amortized Cost	Unrealized Holding Losses	Fair Value
Long-term marketable securities:
Corporate equity securities	$5,000	$(1,743)	$3,257
Corporate debt securities	500	—	500
Total long-term marketable securities	$5,500	$(1,743)	$3,757

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	June 30, 2022	December 31, 2021
Within one year	$139,388	$—
After one year through five years	500	500
Total	$139,888	$500

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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and six months ended June 30, 2022. The balance of the Company's goodwill was $37.1 million and $37.0 million as of June 30, 2022 and December 31, 2021, respectively.

Intangible Assets
The following table presents details of the Company’s intangible assets as of June 30, 2022 ($ in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(13,705)	$(2,281)	$19,888	7.8
Customer relationships	21,898	(6,759)	(2,009)	13,130	9.4
Commercialization rights	11,579	(2,601)	—	8,978	7.1
Trademarks and tradenames	4,540	(1,170)	(298)	3,072	9.0
Total intangible assets with finite lives	73,891	(24,235)	(4,588)	45,068
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$75,141	$(24,235)	$(4,588)	$46,318
The following table presents details of the Company’s intangible assets as of December 31, 2021 ($ in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(12,088)	$(1,513)	$22,273	8.1
Customer relationships	21,898	(6,024)	(1,210)	14,664	9.9
Commercialization rights	10,579	(2,030)	—	8,549	7.6
Trademarks and tradenames	4,540	(988)	(155)	3,397	9.5
Other	250	(188)	—	62	0.2
Total intangible assets with finite lives	73,141	(21,318)	(2,878)	48,945
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$74,391	$(21,318)	$(2,878)	$50,195
Acquisition of Intangible Assets
In June 2021and June 2022, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. This is included within Commercialization rights as of June 30, 2022.
In June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of June 30, 2022.
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

The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of testing services	$329	$350	$658	$658
Cost of product	437	489	890	954
Cost of patient and digital solutions	236	141	472	249
Sales & marketing	543	449	1,148	842
Total	$1,545	$1,429	$3,168	$2,703
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2022 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2022	$658	$847	$472	$1,117	$3,094
2023	1,316	1,694	945	2,223	6,178
2024	1,316	1,694	709	2,223	5,942
2025	1,316	1,694	540	2,223	5,773
2026	1,316	747	540	2,221	4,824
Thereafter	4,141	4,052	1,720	9,344	19,257
Total future amortization expense	$10,063	$10,728	$4,926	$19,351	$45,068
8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$3,602	$3,911
Work in progress	3,944	2,828
Raw materials	11,315	10,447
Total inventory	$18,861	$17,186
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Clinical studies	$13,325	$10,653
Professional fees	8,257	5,780
Deferred revenue	4,295	4,208
Short-term lease liability	2,989	3,958
Deferred payments for intangible assets	2,906	2,000
Contingent consideration	2,778	2,114
Capital expenditures	2,537	2,612
Laboratory processing fees & materials	2,400	1,888
Accrued royalty	1,560	1,664
Accrued shipping expenses	704	670
Other accrued expenses	5,182	2,375
Total accrued and other liabilities	$46,933	$37,922

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
As of June 30, 2022, the carrying value of the ROU asset was $15.8 million. The related current and non-current liabilities as of June 30, 2022 were $3.0 million and $16.1 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,372	$1,207	$2,785	$2,412
Finance lease cost	—	23	—	53
Total lease cost	$1,372	$1,230	$2,785	$2,465

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

June 30, 2022
Other information:
Weighted-average remaining lease term - Operating leases (in years)	5.76
Weighted-average discount rate - Operating leases (%)	9.9%

Maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2022	$2,305
2023	4,495
2024	4,318
2025	3,955
2026	3,196
Thereafter	7,140
Total lease payments	25,409
Less imputed interest	6,355
Present value of future minimum lease payments	19,054
Less operating lease liability, current portion	2,989
Operating lease liability, long-term portion	$16,065

In June 2022, the Company signed a termination agreement (the "Termination Agreement") for its headquarters office lease in South San Francisco, California (the "South San Francisco Lease"). Pursuant to the Termination Agreement, the termination date for the South San Francisco Lease was modified from December 31, 2022 to July 15, 2022. As a result of such modification, the Company remeasured its lease liability using the current incremental borrowing rate and made an adjustment by reducing the ROU asset and lease liability by $0.5 million.
In July 2022, the Company moved and relocated its headquarters from South San Francisco, California to Brisbane, California.
Also, in June 2022, the Company renewed the lease agreement for its offices in Fremantle, Australia, and extended the lease term for two years through May 2024.
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
Illumina
On May 4, 2018, the Company entered into a license agreement with Illumina, Inc. (the “Illumina Agreement”). The Illumina Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of products covered by the Illumina Agreement.
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
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”), on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. Post-trial motion practice remains pending. The Company will not record the award until cash is received or the matter is otherwise resolved.
On July 19, 2022, the Federal Circuit court of appeals affirmed the district court’s judgment dismissing the Company’s patent infringement suit against Natera.
In addition, in response to the Company's patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. The motion remains pending. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
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
Olymbios Matter
On April 15, 2022, a complaint was filed by Michael Olymbios against the Company in the Superior Court of the State of California for the County of San Mateo (the “San Mateo County Court”). The complaint alleges that the Company failed to pay certain fees and costs required to continue an arbitration proceeding against Dr. Olymbios, and that the Company has defamed Dr. Olymbios. Dr. Olymbios also seeks to void restrictive covenants previously agreed to by him in favor of the Company and to recover damages purportedly incurred by Dr. Olymbios. The Company filed a motion to compel arbitration and dismiss the case. On April 25, 2022, the San Mateo County Court granted the Company’s ex parte application to stay the case and advance the hearing date to June 10, 2022 for the motion to compel arbitration and dismiss. At the June 10, 2022 hearing, the San Mateo County Court found that the decision should be made by the arbitrator, and stayed the case. The arbitration hearing is currently set for October 27, 2022. The Company intends to defend itself vigorously. The Company believes it has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail if the case continues. The Company has not recorded any liabilities for this suit.
Securities Class Action
On May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against the Company, Reginald Seeto, its President, Chief Executive Officer and member of the Company’s Board of Directors, Ankur Dhingra, its former Chief Financial Officer, Marcel Konrad, its former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting, and Peter Maag, its

former President, former Chief Executive Officer, former Chairman of the Board and current member of the Company’s Board of Directors. The action alleges that the Company and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of the Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the "401(k) Plan") covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.5 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The Company incurred expenses related to contributions to the plan of $1.2 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
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
In the three and six months ended June 30, 2022, no warrants to purchase shares of common stock were exercised.
In the three and six months ended June 30, 2021, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4 thousand.
As of June 30, 2022, outstanding warrants to purchase common stock were:

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
				3,132

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2021	2,066,529	1,863,633	$29.33	2,047,657	$50.21
Additional shares authorized	2,116,934	—	—	—	—
Common stock awards for services	(3,082)	—	—	—	—
RSUs granted	(1,223,905)	—	—	1,223,905	34.20
RSUs vested		—	—	(408,565)	39.00
Options granted	(908,835)	908,835	34.68	—	—
Options exercised	—	(89,326)	22.51	—	—
Repurchase of common stock under employee incentive plans	126,796	—	—	—	—
RSUs forfeited	271,115	—	—	(271,115)	50.39
Options forfeited	177,860	(177,860)	39.34	—	—
Options expired	7,296	(7,296)	30.96	—	—
Balance—June 30, 2022	2,630,708	2,497,986	$30.58	2,591,882	$44.52
The total intrinsic value of options exercised was $0.3 million and $1.3 million for the three and six months ended June 30, 2022, respectively. The total intrinsic value of options exercised was $25.9 million and $35.0 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, the total intrinsic value of outstanding RSUs was approximately $55.7 million and there were $91.7 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.95 years.
Options outstanding that have vested and are expected to vest at June 30, 2022 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,134	$23.80	6.35	$5,857
Expected to vest	1,260	36.21	9.02	637
Total	2,394			$6,494

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at June 30, 2022 for stock options that were in-the-money.
The total fair value of options that vested during the three and six months ended June 30, 2022 was $2.4 million and $6.3 million, respectively. As of June 30, 2022, there were approximately $28.8 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.96 years.
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
During the offering period in 2022 that ended on June 30, 2022, 67,570 shares were purchased pursuant to the ESPP for aggregate proceeds of $1.2 million from the issuance of such shares, which occurred on July 1, 2022.

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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock options
Expected term (in years)	5.9	5.6	5.9	5.9
Expected volatility	76.94%	78.07%	76.94%	77.78%
Risk-free interest rate	2.88%	1.03%	2.41%	0.76%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	67.79%	53.10%	67.79%	53.10%
Risk-free interest rate	2.51%	0.09%	2.51%	0.09%
Expected dividend yield	—%	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and six months ended June 30, 2022 and 2021, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of testing services	$566	$570	$585	$965
Cost of product	402	214	530	289
Cost of patient and digital solutions	391	230	583	338
Research and development	2,323	1,940	4,513	3,298
Sales and marketing	3,907	2,632	7,030	4,292
General and administrative	5,004	3,811	9,986	6,763
Total	$12,593	$9,397	$23,227	$15,945
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
For the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $49 thousand and $61 thousand, respectively. For the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $0.1 million and $0.4 million, respectively. The income tax benefit of $49 thousand and $61 thousand for the three and six months ended June 30, 2022 is primarily attributable to the recognition of deferred tax assets from foreign losses. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australian net deferred tax assets have been offset by a full valuation allowance.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue, and the region of services provided for patient and digital solutions revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Testing services revenue
United States	$66,905	$64,839	$133,128	$123,860
Rest of World	230	51	451	311
	$67,135	$64,890	$133,579	$124,171
Product revenue
United States	$3,577	$3,465	$7,190	$5,960
Europe	2,383	2,659	4,625	4,911
Rest of World	754	737	1,687	1,768
	$6,714	$6,861	$13,502	$12,639
Patient and digital solutions revenue
United States	$6,525	$2,407	$12,678	$4,695
Europe	210	10	220	41
Rest of World	50	20	71	42
	$6,785	$2,437	$12,969	$4,778

Total United States	$77,007	$70,711	$152,996	$134,515
Total Europe	$2,593	$2,669	$4,845	$4,952
Total Rest of World	$1,034	$808	$2,209	$2,121

Total	$80,634	$74,188	$160,050	$141,588

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2022	December 31, 2021
Long-lived assets:
United States	$32,321	$21,444
Europe	441	403
Rest of World	142	197
Total	$32,904	$22,044

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
Highlights for the Three Months Ended June 30, 2022 and Recent Highlights
•Delivered 45,000 patient test results, representing growth of 21% compared to second quarter of 2021
•Achieved revenue of $80.6 million, increasing 9% year-over-year
•Sustained strong overall GAAP gross margin of 66%
•Strong capital position with $306M cash, cash equivalents, marketable securities, and no debt
Testing Services
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our donor-derived cell-free DNA, or dd-cfDNA offering built on a next generation sequencing, or NGS, platform. In transplantation, more than 100 papers from over 50 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This single nucleotide polymorphism, or SNP, approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
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

In June 2020, we commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT received CE mark authorization in May 2022.
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
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX will develop advanced analytics that integrate AlloSure, the first transplant specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system.
In November 2021, we acquired MedActionPlan.com, LLC, or MedActionPlan, a New Jersey-based provider of medication safety, medication adherence and patient education. MedActionPlan is a leader in patient medication management for transplant patients and beyond.
In December 2021, we acquired The Transplant Pharmacy, LLC, or TTP, a transplant focused pharmacy located in Mississippi. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S.
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
There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant, including its sub-variants, has caused an increase in COVID-19 cases globally, impacted the availability of medical personnel in transplant centers and the volume of transplant procedures. A sustained reduction in transplant volume can negatively impact the testing volumes, as we saw in the early part of the first quarter of 2022.
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
In addition, we created, and continue to have, a COVID-19 task force that is responsible for crisis decision making, employee communications, and enforcing all safety, monitoring and testing protocols in line with local regulations.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 83% of our total revenue for each of the three and six months ended June 30, 2022, and 87% and 88% of our total revenue for the three and six months ended June 30, 2021, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
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
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 8% of our total revenue for each of the three and six months ended June 30, 2022, and 9% of our total revenue for each of the three and six months ended June 30, 2021. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.

Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, TTP, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio. Patient and digital solutions revenue represented 8% of our total revenue for each of the three and six months ended June 30, 2022, and 3% of our total revenue for each of the three and six months ended June 30, 2021.
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
Our significant accounting policies are described in Note 2 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:
•Revenue recognition;
•Business combinations;
•Acquired intangible assets;
•Impairment of goodwill, intangible assets and other long-lived assets; and
•Stock-based compensation.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
(In thousands)

	Three Months Ended June 30,
	2022	2021	Change
Revenue:
Testing services revenue	$67,135	$64,890	$2,245
Product revenue	6,714	6,861	(147)
Patient and digital solutions revenue	6,785	2,437	4,348
Total revenue	80,634	74,188	6,446
Operating expenses:
Cost of testing services	18,230	17,235	995
Cost of product	3,887	5,205	(1,318)
Cost of patient and digital solutions	5,422	1,533	3,889
Research and development	22,632	19,036	3,596
Sales and marketing	26,950	19,599	7,351
General and administrative	25,232	16,322	8,910
Total operating expenses	102,353	78,930	23,423
Loss from operations	(21,719)	(4,742)	(16,977)
Other (expense) income:
Interest income, net	478	1	477
Change in estimated fair value of common stock warrant liability	48	(65)	113
Other (expense) income, net	(553)	2,779	(3,332)
Total other (expense) income	(27)	2,715	(2,742)
Loss before income taxes	(21,746)	(2,027)	(19,719)
Income tax benefit	49	100	(51)
Net loss	$(21,697)	$(1,927)	$(19,770)

Testing Services Revenue
Testing services revenue increased by $2.2 million, or 3%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to an increase of more than 7,000 patient results provided in the three months ended June 30, 2022, compared to the same period in 2021.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $4.3 million, or 178%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021.
Cost of Testing Services
Cost of testing services increased by $1.0 million, or 6%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to increased testing volume, stock-based compensation of $0.5 million and depreciation expense of $0.3 million.
Cost of Product
Cost of product decreased by $1.3 million, or (25)%, for the three months ended June 30, 2022, compared to the same period in 2021. The decrease is primarily due to lower standard cost.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $3.9 million, or 254%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to the acquisition of TTP and MedActionPlan.

Research and Development
Research and development expenses increased by $3.6 million, or 19%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $1.4 million, an increase in consultants of $0.8 million, an increase in software expense of $0.6 million and an increase in stock-based compensation expense of $0.4 million.
Sales and Marketing
Sales and marketing expenses increased by $7.4 million, or 38%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $2.7 million, an increase in travel and tradeshow expenses of $2.9 million, and an increase in stock-based compensation expense of $1.3 million.
General and Administrative
General and administrative expenses increased by $8.9 million, or 55%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in legal expenses of $5.1 million, an increase in stock-based compensation expense of $1.2 million, an increase in consultants of $0.8 million, an increase in other expenses of $1.3 million.
Interest Income, net
Interest income, net increased by $0.5 million for the three months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to interest income earned on the corporate debt securities.
Other (expense) income, net
Other (expense) income, net decreased by $3.3 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to the unrealized loss on the investment in Miromatrix.

Comparison of the Six Months Ended June 30, 2022 and 2021
(In thousands)

	Six Months Ended June 30,
	2022	2021	Change
Revenue:
Testing services revenue	$133,579	$124,171	$9,408
Product revenue	13,502	12,639	863
Patient and digital solutions revenue	12,969	4,778	8,191
Total revenue	160,050	141,588	18,462
Operating expenses:
Cost of testing services	35,858	33,718	2,140
Cost of product	8,286	8,852	(566)
Cost of patient and digital solutions	10,277	2,982	7,295
Research and development	44,512	35,040	9,472
Sales and marketing	50,098	35,051	15,047
General and administrative	51,791	31,545	20,246
Total operating expenses	200,822	147,188	53,634
Loss from operations	(40,772)	(5,600)	(35,172)
Other (expense) income:
Interest income, net	667	127	540
Change in estimated fair value of common stock warrant liability	75	(38)	113
Other (expense) income, net	(1,376)	2,534	(3,910)
Total other (expense) income	(634)	2,623	(3,257)
Loss before income taxes	(41,406)	(2,977)	(38,429)
Income tax benefit	61	363	(302)
Net loss	$(41,345)	$(2,614)	$(38,731)

Testing Services Revenue
Testing services revenue increased by $9.4 million, or 8%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to an increase of more than 17,000 patient results provided in the six months ended June 30, 2022, compared to the same period in 2021.
Product Revenue
Product revenue increased by $0.9 million, or 7%, for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to growth from the NGS typing products.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $8.2 million, or 171%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021.
Cost of Testing Services
Cost of testing services increased by $2.1 million, or 6%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to increased testing volume, offset by stock-based compensation expense.
Cost of Product
Cost of product decreased by $0.6 million, or (6)%, for the six months ended June 30, 2022, compared to the same period in 2021. The decrease is primarily due to lower standard cost and decreased freight costs.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $7.3 million, or 245%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to the acquisition of TTP and MedActionPlan.
Research and Development
Research and development expenses increased by $9.5 million, or 27%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $3.4 million, an increase in consulting expense of $2.1 million, an increase in stock-based compensation expense of $1.2 million, an increase in software expense of $1.1 million, an increase in partnership and collaboration expenses of $0.6 million and an increase in travel expense of $0.3 million.
Sales and Marketing
Sales and marketing expenses increased by $15.0 million, or 43%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $7.2 million, an increase in stock-based compensation expense of $2.7 million, an increase in travel expense of $2.2 million, an increase in marketing programs and tradeshows expense of $1.3 million and an increase in depreciation and amortization expense of $0.6 million.
General and Administrative
General and administrative expenses increased by $20.2 million, or 64%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in legal expenses of $11.5 million, an increase in stock-based compensation expense of $3.2 million, an increase in consultants of $2.6 million and an increase in computer hardware and software expense of $1.0 million.
Interest income, net
Interest income, net increased by $0.5 million for the six months ended June 30, 2022, compared to the same period in 2021. The increase is primarily due to interest income earned on the corporate debt securities.
Other (expense) income, net
Other (expense) income, net decreased by $3.9 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the unrealized loss on the investment in Miromatrix.

Cash Flows for the Six Months Ended June 30, 2022 and 2021
The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,345)	$(23,842)
Investing activities	(155,242)	35,292
Financing activities	(1,132)	189,609
Effect of exchange rate changes on cash, cash equivalents and restricted cash	59	(105)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(181,660)	$200,954
Operating Activities
Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the six months ended June 30, 2022 was $25.3 million. Our net loss of $41.3 million was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included $23.2 million in stock-based compensation expense, $5.4 million of depreciation and amortization expense and $1.8 million of amortization of right-of-use assets. Net operating assets decreased $15.9 million.

Cash used in operating activities for the six months ended June 30, 2021 was $23.8 million. Our net loss of $2.6 million was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included $15.9 million in stock-based compensation expense, $4.1 million of depreciation and amortization expense and $3.1 million of unrealized gain on long-term marketable securities. Net operating assets decreased by $19.5 million, and Refund liability - CMS advance payment decreased by $20.5 million.
Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities of $155.2 million was primarily related to the purchases of marketable securities of $182.9 million and $13.1 million related to additions of capital expenditures, net.
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
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 of $1.1 million was primarily related to taxes paid for net share settlements of restricted stock units of $3.9 million and payments of contingent consideration $0.3 million. These payments were partially offset by proceeds from exercises of stock options of $2.0 million and proceeds from issuances of common stock under our employee stock purchase plan of $1.0 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $424.5 million at June 30, 2022. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $306.2 million and no debt outstanding.
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

At-the-Market Equity Offering

On April 14, 2022, we entered into a sales agreement (the “Sales Agreement”) with Jefferies, LLC as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, up to $200.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. Any shares of common stock offered and sold pursuant to the Sales Agreement will be issued and sold pursuant to our Registration Statement on Form S-3ASR (File No. 333-239049), filed with the SEC on June 9, 2020, including a base prospectus dated June 9, 2020, and a prospectus supplement dated April 14, 2022.
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
The Number of AlloMap Heart, AlloSure Kidney, AlloSure Lung, and AlloSure Heart Tests We Receive and Report
The growth of our testing services business is tied to the number of AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart patient samples we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.

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
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. The CARES Act froze then-current (2020) CMS CLFS rates through 2021. Further, the CARES Act delayed the reporting cycle under PAMA to January 1 and March 31, 2022. The next data collection period will become January 1 through June 30, 2025.
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

In June 2020, we commercially launched AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT received CE mark authorization in May 2022.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of June 30, 2022 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements, and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Operations
The accompanying unaudited condensed consolidated balance sheets contain certain recorded assets in foreign countries, namely Stockholm, Sweden and Fremantle, Australia. Although these countries are considered economically stable and we have experienced no notable burden from export duties or government regulations, unanticipated events in foreign countries could have a material adverse effect on our operations.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $306.2 million at June 30, 2022, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents of $348.5 million at December 31, 2021, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $3.1 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at

June 30, 2022, would have negatively impacted our financial results for the six months ended June 30, 2022 by $0.2 million and our revenue by $0.7 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended June 30, 2022, our net loss was $21.7 million. As of June 30, 2022, we had an accumulated deficit of $424.5 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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

We may require additional financing.
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $306.2 million and an accumulated deficit of $424.5 million. We may require additional financing in the future to fund working capital, pay our obligations as they come due and fund our acquisitions of complementary businesses and assets. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.
We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.
For the quarter ended June 30, 2022, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 65% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. The trial date commenced on March 7, 2022 and concluded on March 14, 2022, with the jury awarding us $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. Post-trial motion practice remains pending. We will not record the award until cash is received or the matter is otherwise resolved.
On July 19, 2022, the Federal Circuit court of appeals affirmed the district court’s judgment dismissing our patent infringement suit against Natera.
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with our patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, we moved to dismiss the rest of Natera’s claims. The motion remains pending. We intend to defend both of these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
Furthermore, on May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against us, Reginald Seeto, our President, Chief Executive Officer and member of our Board of Directors Ankur Dhingra, our former Chief Financial Officer; Marcel Konrad, our former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting; and Peter Maag, our former President, former Chief Executive Officer, former Chairman of the Board and current member of our Board of Directors. The action alleges that we and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs. We intend to defend itself vigorously, and believe that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
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
We rely extensively on third party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services or supplies to us, could interfere with our ability to provide test results for our testing services business and kits for our products business.
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
Our patent position for AlloMap Heart is based on issued patents disclosing identification of genes differentially expressed between activated and resting leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of June 30, 2022, we had 18 issued U.S. patents related to transplant rejection and autoimmunity. We have two issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2023 to 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease.
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
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX will develop advanced analytics that integrate AlloSure, the first transplant specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 3, 2022 to June 30, 2022, our closing stock price ranged from $20.49 to $46.60 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. From January 3, 2022 to June 30, 2022, our closing stock price ranged from $20.49 to $46.60 per share. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, factors that could cause fluctuations in the market price of our common stock include the following:
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended June 30, 2022:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
April 1, 2022 - April 30, 2022	67,279	(1)	$14.43
May 1, 2022 - May 31, 2022	6,576	(1)	8.39
June 1, 2022 - June 30, 2022	17,304	(1)	4.15
Total	91,159		—
(1)    Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

On June 14, 2022, we entered into an office lease agreement with HCP Life Science REIT, Inc., or the Brisbane Lease Agreement, to lease approximately 26,506 square feet of an office building located at 8000 Marina Boulevard, Brisbane, California, and relocated our headquarters from South San Francisco, California to the Brisbane location effective July 1, 2022. The term of the lease is six years with an expiration date of June 30, 2028, and rental payments are initially $127,228.80 per month, which are subject to an annual 3.0% increase. We have the option to extend the term of lease for one additional 5 year term. The foregoing description of the Brisbane Lease Agreement is qualified by reference to the full text of the Brisbane Lease Agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Amended and Restated Bylaws.

4.1(4)	Form of Registrant’s common stock certificate.

4.2(5)#	2014 Equity Incentive Plan, as amended.

4.3(6)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(7)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(8)#	2016 Inducement Equity Incentive Plan.

4.6(9)	Form of Warrant.

4.7(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1*†	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.

10.2#*	Consulting Agreement, dated May 20, 2022, by and between the Registrant and Ankur Dhingra.

10.3#*	Promotion Letter, dated May 21, 2022, by and between the Registrant and Abhishek Jain.

10.4+*	Lease, dated June 14, 2022, by and between the Registrant and HCP Life Science REIT, Inc.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(6)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant's Form SC TO-I filed with the SEC on October 12, 2017.
(7)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
†
Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

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

CAREDX, INC.
(Registrant)

Date: August 4, 2022	By:	/s/ REGINALD SEETO, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)