Form 10-Q
period 2022-09-30
CareDx, Inc.
filed 2022-11-03
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
There were 53,537,287 shares of the registrant’s Common Stock issued and outstanding as of November 1, 2022.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$82,959	$348,485
Marketable securities	208,317	—
Accounts receivable	70,425	59,761
Inventory	18,086	17,186
Prepaid and other current assets	8,370	7,928
Total current assets	388,157	433,360
Property and equipment, net	34,049	22,044
Operating leases right-of-use assets	35,843	17,993
Intangible assets, net	43,855	50,195
Goodwill	37,523	36,983
Restricted cash	198	211
Other assets	4,886	5,835
Total assets	$544,511	$566,621
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,625	$13,337
Accrued compensation	14,312	26,042
Accrued and other liabilities	45,351	37,922
Total current liabilities	70,288	77,301
Deferred tax liability	13	415
Common stock warrant liability	50	139
Deferred payments for intangible assets	2,522	5,041
Operating lease liability, less current portion	34,708	17,394
Other liabilities	251	455
Total liabilities	107,832	100,745
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 53,523,453 shares and 52,923,360 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	52	52
Additional paid-in capital	886,909	853,683
Accumulated other comprehensive loss	(8,809)	(4,670)
Accumulated deficit	(441,473)	(383,189)
Total stockholders’ equity	436,679	465,876
Total liabilities and stockholders’ equity	$544,511	$566,621
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Testing services revenue	$64,751	$66,464	$198,330	$190,635
Product revenue	7,194	6,521	20,696	19,160
Patient and digital solutions revenue	7,414	2,604	20,383	7,382
Total revenue	79,359	75,589	239,409	217,177
Operating expenses:
Cost of testing services	17,771	18,038	53,629	51,756
Cost of product	4,736	4,919	13,022	13,771
Cost of patient and digital solutions	5,794	1,879	16,071	4,861
Research and development	22,306	19,439	66,818	54,479
Sales and marketing	22,261	21,370	72,359	56,421
General and administrative	23,830	18,671	75,621	50,216
Total operating expenses	96,698	84,316	297,520	231,504
Loss from operations	(17,339)	(8,727)	(58,111)	(14,327)
Other income (expense):
Interest income, net	1,225	20	1,892	147
Change in estimated fair value of common stock warrant liability	14	88	89	50
Other expense, net	(572)	(3,440)	(1,948)	(906)
Total other income (expense)	667	(3,332)	33	(709)
Loss before income taxes	(16,672)	(12,059)	(58,078)	(15,036)
Income tax (expense) benefit	(267)	162	(206)	525
Net loss	$(16,939)	$(11,897)	$(58,284)	$(14,511)
Net loss per share (Note 3):
Basic	$(0.32)	$(0.23)	$(1.09)	$(0.28)
Diluted	$(0.32)	$(0.23)	$(1.09)	$(0.28)
Weighted-average shares used to compute net loss per share:
Basic	53,489,418	52,681,451	53,253,210	52,034,450
Diluted	53,489,418	52,681,451	53,253,210	52,034,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(16,939)	$(11,897)	$(58,284)	$(14,511)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,627)	(937)	(4,139)	(1,997)
Net comprehensive loss	$(18,566)	$(12,834)	$(62,423)	$(16,508)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	52,923,360	$52	$853,683	$(4,670)	$(383,189)	$465,876
Issuance of common stock under employee stock purchase plan	25,852	—	999	—	—	999
RSU settlements, net of shares withheld	64,819	—	(1,482)	—	—	(1,482)
Issuance of common stock for services	1,249	—	58	—	—	58
Issuance of common stock for cash upon exercise of stock options	69,993	—	1,598	—	—	1,598
Employee stock-based compensation expense	—	—	10,563	—	—	10,563
Foreign currency translation adjustment	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(19,648)	(19,648)
Balance at March 31, 2022	53,085,273	52	865,419	(5,090)	(402,837)	457,544
RSU settlements, net of shares withheld	216,950	—	(3,211)	—	—	(3,211)
Issuance of common stock for services	2,156	—	79	—	—	79
Issuance of common stock for cash upon exercise of stock options	19,333	—	413	—	—	413
Employee stock-based compensation expense	—	—	12,513	—	—	12,513
Foreign currency translation adjustment	—	—	—	(2,092)	—	(2,092)
Net loss	—	—	—	—	(21,697)	(21,697)
Balance at June 30, 2022	53,323,712	52	875,213	(7,182)	(424,534)	443,549
Issuance of common stock under employee stock purchase plan	67,570	—	1,231	—	—	1,231
RSU settlements, net of shares withheld	119,429	—	(850)	—	—	(850)
Issuance of common stock for services	3,545	—	79	—	—	79
Issuance of common stock for cash upon exercise of stock options	9,197	—	139	—	—	139
Employee stock-based compensation expense	—	—	11,097	—	—	11,097
Foreign currency translation adjustment	—	—	—	(1,627)	—	(1,627)
Net loss	—	—	—	—	(16,939)	(16,939)
Balance at September 30, 2022	53,523,453	$52	$886,909	$(8,809)	$(441,473)	$436,679
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	49,441,166	$49	$632,253	$(2,096)	$(352,527)	$277,679
Issuance of common shares through public equity offering, net of commissions and offering costs of $12,495	2,211,538	2	188,753	—	—	188,755
Issuance of common stock under employee stock purchase plan	24,052	—	838	—	—	838
RSU settlements, net of shares withheld	121,447	—	(2,313)	—	—	(2,313)
Issuance of common stock for services	1,339	—	96	—	—	96
Issuance of common stock for cash upon exercise of stock options	139,579	—	2,193	—	—	2,193
Employee stock-based compensation expense	—	—	6,488	—	—	6,488
Foreign currency translation adjustment	—	—	—	(1,503)	—	(1,503)
Net loss	—	—	—	—	(687)	(687)
Balance at March 31, 2021	51,939,121	51	828,308	(3,599)	(353,214)	471,546
RSU settlements, net of shares withheld	160,286	—	(6,638)	—	—	(6,638)
Issuance of common stock for services	23,163	—	59	—	—	59
Issuance of common stock for cash upon exercise of stock options	427,059	—	6,833	—	—	6,833
Issuance of common stock upon cash exercise of warrants	3,132	—	205	—	—	205
Employee stock-based compensation expense	—	—	9,322	—	—	9,322
Foreign currency translation adjustment	—	—	—	443	—	443
Net loss	—	—	—	—	(1,927)	(1,927)
Balance at June 30, 2021	52,552,761	51	838,089	(3,156)	(355,141)	479,843
Issuance of common stock under employee stock purchase plan	21,412	—	1,301	—	—	1,301
RSU settlements, net of shares withheld	118,466	—	(8,707)	—	—	(8,707)
Issuance of common stock for services	4,008	—	75	—	—	75
Issuance of common stock for cash upon exercise of stock options	80,086	1	1,894	—	—	1,895
Employee stock-based compensation expense	—	—	10,574	—	—	10,574
Foreign currency translation adjustment	—	—	—	(937)	—	(937)
Net loss	—	—	—	—	(11,897)	(11,897)
Balance at September 30, 2021	52,776,733	$52	$843,226	$(4,093)	$(367,038)	$472,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(58,284)	$(14,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,427	26,583
Revaluation of common stock warrant liability to estimated fair value	(89)	(50)
Depreciation and amortization	8,389	6,301
Amortization of right-of-use assets	3,120	2,187
Unrealized loss on long-term marketable equity securities	215	167
Asset impairment and write-downs	840	—
Revaluation of contingent consideration to estimated fair value	830	(35)
Amortization of premium on short-term marketable securities, net	993	930
Changes in operating assets and liabilities:
Accounts receivable	(10,838)	(21,580)
Inventory	(2,258)	(9,417)
Prepaid and other assets	(397)	(2,072)
Operating leases liabilities, net	(2,390)	(1,677)
Accounts payable	(1,697)	400
Accrued compensation	(11,610)	2,711
Accrued and other liabilities	6,482	7,688
Refund liability - CMS advance payment	—	(20,496)
Change in deferred taxes	(157)	(589)
Net cash used in operating activities	(32,424)	(23,460)
Investing activities:
Acquisition of business, net of cash acquired	(610)	(3,500)
Acquisition of intangible assets	(3,100)	(6,700)
Purchases of short-term marketable securities	(283,442)	(5,500)
Maturities of short-term marketable securities	74,132	78,905
Additions of capital expenditures, net	(17,957)	(7,711)
Net cash (used in) provided by investing activities	(230,977)	55,494
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	—	188,855
Proceeds from issuance of common stock under employee stock purchase plan	2,231	2,139
Taxes paid related to net share settlement of restricted stock units	(5,543)	(15,376)
Proceeds from exercise of warrants	—	4
Proceeds from exercise of stock options	2,149	10,920
Principal payments on finance lease obligations	—	(66)
Payment of contingent consideration	(1,000)	—
Net cash (used in) provided by financing activities	(2,163)	186,476
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(157)
Net (decrease) increase in cash, cash equivalents and restricted cash	(265,539)	218,353
Cash, cash equivalents, and restricted cash at beginning of period	348,696	134,939
Cash, cash equivalents, and restricted cash at end of period	$83,157	$353,292

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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $441.5 million at September 30, 2022. As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $291.3 million and no debt outstanding.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022. Material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are reflected below.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2022 and 2021, approximately 53% and 61%, respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2022 and 2021, approximately 54% and 60%, respectively, of total revenue was derived from Medicare.
As of September 30, 2022 and December 31, 2021, approximately 30% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either September 30, 2022 or December 31, 2021.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of September 30, 2022, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheet.
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
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of September 30, 2022, the Company's long-term marketable securities consisted of corporate equity securities. The long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.
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
As of September 30, 2022, the Company’s leases had remaining terms of 1.17 years to 10.35 years, some of which include options to extend the lease term.
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
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss used to compute basic and diluted net loss per share	$(16,939)	$(11,897)	$(58,284)	$(14,511)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	53,489,418	52,681,451	53,253,210	52,034,450
Net loss per share:
Basic and diluted	$(0.32)	$(0.23)	$(1.09)	$(0.28)
The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2022 and 2021 because their effect would be antidilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Shares of common stock subject to outstanding options	3,116,421	1,989,286
Shares of common stock subject to outstanding common stock warrants	3,132	3,132
Restricted stock units	3,077,633	1,810,257
Total common stock equivalents	6,197,186	3,802,675
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

The following tables set forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$64,618	$—	$—	$64,618
Long-term marketable securities:
Corporate equity securities	3,042	—	—	3,042
Total	$67,660	$—	$—	$67,660
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,650	$2,650
Long-term liabilities:
Contingent consideration	—	—	2,522	2,522
Common stock warrant liability	—	—	50	50
Total	$—	$—	$5,222	$5,222

	December 31, 2021
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$335,107	$—	$—	$335,107
Long-term marketable securities:
Corporate equity securities	3,257	—	—	3,257
Corporate debt securities	—	500	—	500
Total	$338,364	$500	$—	$338,864
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,114	$2,114
Long-term liabilities:
Contingent consideration	—	—	3,227	3,227
Common stock warrant liability	—	—	139	139
Total	$—	$—	$5,480	$5,480
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance as of December 31, 2021	$5,480
Change in estimated fair value of common stock warrant liability	(89)
Change in estimated fair value of contingent consideration	831
Payments related to contingent consideration	(1,000)
Balance as of September 30, 2022	$5,222

As of September 30, 2022, the Company had one investment in convertible preferred shares carried at cost. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's condensed consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At September 30, 2022 and December 31, 2021, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met multiplied by management’s estimate of the probability of success at a discounted rate of 12% at September 30, 2022 and December 31, 2021. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as a component of operating expenses until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
•Common stock warrant liability – Common stock warrant liability is classified within Level 3. The Company utilizes intrinsic value to estimate the fair value of the warrants. The intrinsic value is computed as the difference between the fair value of the Company’s common stock on the valuation date and the exercise price of the warrants. Increases (decreases) in the Company's stock price discussed above result in a directionally similar impact to the fair value of the common stock warrant liability. Prior to fiscal year 2022, the Company utilized a binomial lattice pricing model (the “Monte Carlo Simulation Model”) which involves a market condition simulation to estimate the fair value of the warrants. The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions, including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. The change in valuation method does not have material financial impact.
Common Stock Warrant Liability Valuation Assumptions Utilized at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Private Placement Common Stock Warrant Liability
Stock price	$17.02	$45.48
Exercise price	$1.12	$1.12
Remaining term (in years)	0.54	1.28
Volatility	N/A	66.00%
Risk-free interest rate	N/A	0.49%

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$82,959	$353,082
Restricted cash	198	210
Total cash, cash equivalents, and restricted cash at the end of the period	$83,157	$353,292
Marketable Securities
All short-term marketable securities were considered held-to-maturity at September 30, 2022. At September 30, 2022, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of September 30, 2022. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less at September 30, 2022.
The long-term marketable equity securities were recorded in the consolidated balance sheets at fair market value with changes in the fair value recognized in earnings at September 30, 2022 and December 31, 2021. The long-term marketable debt securities were considered available-for-sale at December 31, 2021. The contractual maturity of the long-term marketable debt securities was less than three years. As of September 30, 2022, the Company wrote-off $0.5 million of long-term marketable debt securities.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
Corporate debt securities	$208,317	$(818)	$207,499
Total short-term marketable securities	208,317	(818)	207,499
Long-term marketable securities:
Corporate equity securities	5,000	(1,958)	3,042
Total long-term marketable securities	5,000	(1,958)	3,042
Total	$213,317	$(2,776)	$210,541

	December 31, 2021
	Amortized Cost	Unrealized Holding Losses	Fair Value
Long-term marketable securities:
Corporate equity securities	$5,000	$(1,743)	$3,257
Corporate debt securities	500	—	500
Total long-term marketable securities	$5,500	$(1,743)	$3,757

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	September 30, 2022	December 31, 2021
Within one year	$208,317	$—
After one year through five years	—	500
Total	$208,317	$500

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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and nine months ended September 30, 2022. The balance of the Company's goodwill was $37.5 million and $37.0 million as of September 30, 2022 and December 31, 2021, respectively.

Intangible Assets
The following table presents details of the Company’s intangible assets as of September 30, 2022 ($ in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(14,484)	$(2,689)	$18,701	7.7
Customer relationships	21,898	(7,111)	(2,450)	12,337	9.2
Commercialization rights	11,579	(2,917)	—	8,662	6.8
Trademarks and tradenames	4,540	(1,258)	(377)	2,905	8.8
Total intangible assets with finite lives	73,891	(25,770)	(5,516)	42,605
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$75,141	$(25,770)	$(5,516)	$43,855
The following table presents details of the Company’s intangible assets as of December 31, 2021 ($ in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(12,088)	$(1,513)	$22,273	8.1
Customer relationships	21,898	(6,024)	(1,210)	14,664	9.9
Commercialization rights	10,579	(2,030)	—	8,549	7.6
Trademarks and tradenames	4,540	(988)	(155)	3,397	9.5
Other	250	(188)	—	62	0.2
Total intangible assets with finite lives	73,141	(21,318)	(2,878)	48,945
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$74,391	$(21,318)	$(2,878)	$50,195
Acquisition of Intangible Assets
In June 2021and June 2022, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. This is included within Commercialization rights as of September 30, 2022.
In June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of September 30, 2022.
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

The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of testing services	$329	$329	$987	$987
Cost of product	415	379	1,305	1,434
Cost of patient and digital solutions	237	308	709	458
Sales & marketing	554	502	1,702	1,344
Total	$1,535	$1,518	$4,703	$4,223
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2022 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2022	$329	$400	$236	$543	$1,508
2023	1,316	1,600	945	2,161	6,022
2024	1,316	1,600	709	2,161	5,786
2025	1,316	1,600	540	2,161	5,617
2026	1,316	727	540	2,159	4,742
Thereafter	4,141	3,974	1,720	9,095	18,930
Total future amortization expense	$9,734	$9,901	$4,690	$18,280	$42,605
8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$3,036	$3,911
Work in progress	3,730	2,828
Raw materials	11,320	10,447
Total inventory	$18,086	$17,186
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Clinical studies	$13,327	$10,653
Professional fees	6,764	5,780
Short-term lease liability	5,213	3,958
Deferred revenue	4,915	4,208
Accrued royalty	3,112	1,664
Contingent consideration	2,650	2,114
Deferred payments for intangible assets	2,234	2,000
Laboratory processing fees & materials	1,459	1,888
Capital expenditures	1,159	2,612
Accrued shipping expense	393	670
Other accrued expenses	4,125	2,375
Total accrued and other liabilities	$45,351	$37,922

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
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in Brisbane, California; Columbus, Ohio; West Chester, Pennsylvania; Flowood, Mississippi; Gaithersburg, Maryland; Omaha, Nebraska; Fremantle, Australia; and Stockholm, Sweden.
The Company's facility leases expire at various dates through 2033. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of September 30, 2022, the carrying value of the ROU asset was $35.8 million. The related current and non-current liabilities as of September 30, 2022 were $5.2 million and $34.7 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,955	$1,345	$4,740	$3,757
Finance lease cost	—	—	—	53
Total lease cost	$1,955	$1,345	$4,740	$3,810

Finance lease cost includes interest from the lease liability and amortization of the ROU asset.

September 30, 2022
Other information:
Weighted-average remaining lease term - Operating leases (in years)	6.47
Weighted-average discount rate - Operating leases (%)	7.2%
In February and June 2022, the Company entered into various lease agreements to lease office buildings in California, Nebraska, and Australia with lease terms ranging from 2 to 10.5 years. Certain leases have options to renew the lease terms ranging from 5 to 10 years.
In June 2022, the Company modified the termination date of the lease agreement for its headquarters in South San Francisco, California from December 31, 2022 to July 15, 2022. As a result, the Company remeasured its lease liability using the current incremental borrowing rate and made an adjustment by reducing the ROU asset and lease liability by $0.5 million.
Lease liabilities for the lease agreements made in February and June 2022 are recognized at the present value of the fixed lease payments using the current incremental borrowing rate at the lease commencement date. ROU assets are recognized based on the initial present value of the fixed lease payments.
As of September 30, 2022, the ROU assets and lease liabilities for lease agreements which commenced in July 2022 aggregated to $14.9 million and $15.7 million, respectively.
As of September 30, 2022, the ROU assets and lease liabilities for lease agreements which commenced in August 2022, amounted to $5.9 million and $6.0 million, respectively.

Maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2022	$1,736
2023	7,749
2024	7,849
2025	7,599
2026	7,019
Thereafter	17,771
Total lease payments	49,723
Less imputed interest	9,802
Present value of future minimum lease payments	39,921
Less operating lease liability, current portion	5,213
Operating lease liability, long-term portion	$34,708
The following table summarizes the noncash information (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Operating lease liabilities arising from obtaining right-of-use assets	$21,587	$5,457
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
In addition, in response to the Company's patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company's kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (“SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company's accounting and public reporting practices. The Company also received an information request from a state regulatory agency and may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or efficacy of any of the Company's products or services and are cooperating fully with the investigations. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ or SEC investigations, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters.
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
Olymbios Matter
On April 15, 2022, a complaint was filed by Michael Olymbios against the Company in the Superior Court of the State of California for the County of San Mateo (the “San Mateo County Court”). The complaint alleges that the Company failed to pay certain fees and costs required to continue an arbitration proceeding against Dr. Olymbios, and that the Company has defamed Dr. Olymbios. Dr. Olymbios also seeks to void restrictive covenants previously agreed to by him in favor of the Company and to recover damages purportedly incurred by Dr. Olymbios. The Company filed a motion to compel arbitration and dismiss the case. On April 25, 2022, the San Mateo County Court granted the Company’s ex parte application to stay the case and advance the hearing date to June 10, 2022 for the motion to compel arbitration and dismiss. At the June 10, 2022 hearing, the San Mateo County Court found that the decision should be made by the arbitrator, and stayed the case. On July 19, 2022, Olymbios filed a motion to withdraw from arbitration before JAMS, which was denied on August 18, 2022. The arbitration hearing is currently set for June 26, 2023. The Company intends to defend itself vigorously. The Company believes it has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail if the case continues. The Company has not recorded any liabilities for this suit.
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
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White and Robbins Geller as lead counsel. On September 12, 2022, the court entered a schedule pursuant to which Plaintiffs’ amended complaint is due on November 11, 2022; Defendants’ motion to dismiss is due on January 10, 2023; Plaintiffs’ opposition to the motion to dismiss is due on February 24, 2023; and Defendants’ reply is due on March 26, 2023. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
Derivative Action
On September 21, 2022, Jeffrey Edelman brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Reginald Seeto, its President, Chief Executive Officer and member of the Company’s Board of Directors, Ankur Dhingra, its former Chief Financial Officer, Peter Maag, its former President, former Chief Executive Officer, former Chairman of the Board and current member of the Company’s Board of Directors, and the other members of the Company’s Board of Directors. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The action alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of the Company. The suit seeks a declaration that the individual defendants breached their fiduciary duties to the Company, violated Sections 14(a) and 20(a) of the Exchange Act and were unjustly enriched, and also seeks to recover damages sustained by the Company as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the action, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this action.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.3 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. The Company incurred expenses related to contributions to the plan of $1.5 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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
In the three and nine months ended September 30, 2022, no warrants to purchase shares of common stock were exercised.
In the three months ended September 30, 2021, no warrants to purchase shares of common stock were exercised. In the nine months ended September 30, 2021, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4 thousand.

As of September 30, 2022, outstanding warrants to purchase common stock were:

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
				3,132

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2021	2,066,529	1,863,633	$29.33	2,047,657	$50.21
Additional shares authorized	2,116,934	—	—	—	—
Common stock awards for services	(6,950)	—	—	—	—
RSUs granted	(2,056,896)	—	—	2,056,896	29.67
RSUs vested	—	—	—	(566,615)	39.87
Options granted	(1,746,054)	1,746,054	29.05	—	—
Options exercised	—	(98,523)	21.82	—	—
Repurchase of common stock under employee incentive plans	165,417	—	—	—	—
RSUs forfeited	460,079	—	—	(460,079)	47.22
Options forfeited	324,566	(324,566)	35.82	—	—
Options expired	70,477	(70,477)	34.54	—	—
Balance—September 30, 2022	1,394,102	3,116,121	$28.62	3,077,859	$39.14
The total intrinsic value of options exercised was $0.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. The total intrinsic value of options exercised was $4.2 million and $39.2 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, the total intrinsic value of outstanding RSUs was approximately $52.8 million and there were $94.2 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.76 years.
Options outstanding that have vested and are expected to vest at September 30, 2022 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,171	$24.14	6.19	$3,933
Expected to vest	1,802	31.29	9.27	—
Total	2,973			$3,933

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2022 for stock options that were in-the-money.
The total fair value of options that vested during the three and nine months ended September 30, 2022 was $2.3 million and $8.6 million, respectively. As of September 30, 2022, there were approximately $35.2 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 3.08 years.

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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock options
Expected term (in years)	6.0	6.0	6.0	5.9
Expected volatility	78.29%	78.27%	77.58%	77.84%
Risk-free interest rate	2.99%	0.85%	2.69%	0.77%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	91.16%	68.73%	74.66%	58.31%
Risk-free interest rate	3.92%	0.05%	2.92%	0.08%
Expected dividend yield	—%	—%	—%	—%
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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and nine months ended September 30, 2022 and 2021, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of testing services	$470	$750	$1,055	$1,715
Cost of product	321	156	851	446
Cost of patient and digital solutions	299	217	882	555
Research and development	2,058	1,986	6,571	5,284
Sales and marketing	2,672	3,853	9,702	8,144
General and administrative	5,380	3,677	15,366	10,439
Total	$11,200	$10,639	$34,427	$26,583
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
For the three and nine months ended September 30, 2022, the Company recorded an income tax expense of $0.3 million and $0.2 million, respectively, compared to an income tax benefit of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. The income tax expense of $0.3 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, is primarily attributable to the state income tax expense offset by the recognition of deferred tax assets from foreign losses. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australian net deferred tax assets have been offset by a full valuation allowance.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue, and the region of services provided for patient and digital solutions revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Testing services revenue
United States	$64,547	$66,096	$197,675	$189,956
Rest of World	204	368	655	679
	$64,751	$66,464	$198,330	$190,635
Product revenue
United States	$4,245	$3,595	$11,435	$9,555
Europe	2,262	2,227	6,887	7,138
Rest of World	687	699	2,374	2,467
	$7,194	$6,521	$20,696	$19,160
Patient and digital solutions revenue
United States	$7,187	$2,530	$19,865	$7,225
Europe	209	31	429	72
Rest of World	18	43	89	85
	$7,414	$2,604	$20,383	$7,382

Total United States	$75,979	$72,221	$228,975	$206,736
Total Europe	$2,471	$2,258	$7,316	$7,210
Total Rest of World	$909	$1,110	$3,118	$3,231

Total	$79,359	$75,589	$239,409	$217,177
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets:
United States	$33,537	$21,444
Europe	399	403
Rest of World	113	197
Total	$34,049	$22,044

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
Highlights for the Three Months Ended September 30, 2022 and Recent Highlights
•Delivered 46,500 patient test results, representing growth of 15% compared to third quarter of 2021
•Achieved revenue of $79.4 million, increasing 5% year-over-year
•Sustained strong testing services GAAP gross margin of 73%
•Strong balance sheet with $291 million cash, cash equivalents, marketable securities, and no debt
•Served 100,000th transplant patient, representing one out of ten patients transplanted in the U.S.
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
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies, launched in April 2020, is the ALARM study, or AlloSure Lung Allograft Remote Monitoring, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC will be measured. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In June 2020, we submitted an application to the Palmetto MolDx Technology Assessment program seeking coverage and reimbursement for AlloSure Lung and since then we have been in active discussions with Palmetto. In October 2021, we launched AlloSure Lung as part of the CHEST 2021 Annual Meeting. We have gained early adoption with some commercial payers.
Cellular Therapy
In April 2020, we initiated a research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. AlloCell is being commercialized through research agreements with biopharma companies developing cell therapies. We have executed multiple additional agreements with biopharma therapeutics companies to use AlloCell in research and clinical studies.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 82% of our total revenue for the three months ended September 30, 2022, 83% of our total revenue for the nine months ended September 30, 2022, and 88% of our total revenue for each of the three and nine months ended September 30, 2021. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
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

Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9% of our total revenue for each of the three and nine months ended September 30, 2022, and 9% of our total revenue for each of the three and nine months ended September 30, 2021. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, TTP, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio. Patient and digital solutions revenue represented 9% of our total revenue for each of the three and nine months ended September 30, 2022, and 3% of our total revenue for each of the three and nine months ended September 30, 2021.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
(In thousands)

	Three Months Ended September 30,
	2022	2021	Change
Revenue:
Testing services revenue	$64,751	$66,464	$(1,713)
Product revenue	7,194	6,521	673
Patient and digital solutions revenue	7,414	2,604	4,810
Total revenue	79,359	75,589	3,770
Operating expenses:
Cost of testing services	17,771	18,038	(267)
Cost of product	4,736	4,919	(183)
Cost of patient and digital solutions	5,794	1,879	3,915
Research and development	22,306	19,439	2,867
Sales and marketing	22,261	21,370	891
General and administrative	23,830	18,671	5,159
Total operating expenses	96,698	84,316	12,382
Loss from operations	(17,339)	(8,727)	(8,612)
Other income (expense):
Interest income, net	1,225	20	1,205
Change in estimated fair value of common stock warrant liability	14	88	(74)
Other expense, net	(572)	(3,440)	2,868
Total other income (expense)	667	(3,332)	3,999
Loss before income taxes	(16,672)	(12,059)	(4,613)
Income tax (expense) benefit	(267)	162	(429)
Net loss	$(16,939)	$(11,897)	$(5,042)

Testing Services Revenue
Testing services revenue decreased by $1.7 million, or (3)%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily driven by an increase in number of tests that are not yet covered, reinstatement of medicare sequestration and a change in payor mix.
Product Revenue
Product revenue increased by $0.7 million, or 10%, for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to growth from the NGS typing products.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $4.8 million, or 185%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021.
Cost of Testing Services
Cost of testing services decreased by $0.3 million, or (1)%, for the three months ended September 30, 2022, compared to the same period in 2021. The decrease is primarily due to a decrease in stock-based compensation of $0.3 million.
Cost of Product
Cost of product decreased by $0.2 million, or (4)%, for the three months ended September 30, 2022, compared to the same period in 2021. The decrease is primarily due to lower standard cost.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $3.9 million, or 208%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021, an increase in personnel expense of $0.1 million and an increase in stock-based compensation expense of $0.1 million.
Research and Development
Research and development expenses increased by $2.9 million, or 15%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in consultant fees of $1.2 million, an increase in headcount and personnel-related costs of $1.0 million and an increase in clinical trials expense of $0.4 million.
Sales and Marketing
Sales and marketing expenses increased by $0.9 million, or 4%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $2.1 million, offset by a decrease in stock-based compensation expense of $1.2 million.
General and Administrative
General and administrative expenses increased by $5.2 million, or 28%, for the three months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in legal expenses of $2.5 million, an increase in stock-based compensation expense of $1.7 million, an increase in headcount and personnel-related costs of $1.4 million, offset by a decrease in professional fees of $0.2 million.
Interest Income, net
Interest income, net increased by $1.2 million for the three months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to interest income earned on the corporate debt securities.
Other expense, net
Other expense, net decreased by $2.9 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to the $0.3 million unrealized gain on the investment in Miromatrix compared to a $3.3 million unrealized loss in the three months ended September 30, 2021, partially offset by $0.5 million impairment of corporate debt securities.
Income tax (expense) benefit
Income tax (expense) benefit decreased by $0.4 million for the three months ended September 30, 2022, compared to the same period in 2021. The decrease is mainly due to the state income tax expense offset by the recognition of deferred tax assets from foreign losses.

Comparison of the Nine Months Ended September 30, 2022 and 2021
(In thousands)

	Nine Months Ended September 30,
	2022	2021	Change
Revenue:
Testing services revenue	$198,330	$190,635	$7,695
Product revenue	20,696	19,160	1,536
Patient and digital solutions revenue	20,383	7,382	13,001
Total revenue	239,409	217,177	22,232
Operating expenses:
Cost of testing services	53,629	51,756	1,873
Cost of product	13,022	13,771	(749)
Cost of patient and digital solutions	16,071	4,861	11,210
Research and development	66,818	54,479	12,339
Sales and marketing	72,359	56,421	15,938
General and administrative	75,621	50,216	25,405
Total operating expenses	297,520	231,504	66,016
Loss from operations	(58,111)	(14,327)	(43,784)
Other income (expense):
Interest income, net	1,892	147	1,745
Change in estimated fair value of common stock warrant liability	89	50	39
Other expense, net	(1,948)	(906)	(1,042)
Total other income (expense)	33	(709)	742
Loss before income taxes	(58,078)	(15,036)	(43,042)
Income tax (expense) benefit	(206)	525	(731)
Net loss	$(58,284)	$(14,511)	$(43,773)

Testing Services Revenue
Testing services revenue increased by $7.7 million, or 4%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to an increase of more than 23,000 patient results provided in the nine months ended September 30, 2022, compared to the same period in 2021.
Product Revenue
Product revenue increased by $1.5 million, or 8%, for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to growth from the NGS typing products.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $13.0 million, or 176%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021.
Cost of Testing Services
Cost of testing services increased by $1.9 million, or 4%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in personnel-related costs of $1.4 million and additional depreciation of $0.8 million, partially offset by a decrease in stock-based compensation expense of $0.7 million.
Cost of Product
Cost of product decreased by $0.7 million, or (5)%, for the nine months ended September 30, 2022, compared to the same period in 2021. The decrease is primarily due to lower standard cost and decreased freight costs.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $11.2 million, or 231%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021.
Research and Development
Research and development expenses increased by $12.3 million, or 23%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $3.9 million, an increase in consulting expense of $3.4 million, an increase in software expense of $1.5 million, an increase in stock-based compensation expense of $1.3 million, an increase in clinical trials expense of $0.5 million and an increase in partnership expenses of $0.5 million.
Sales and Marketing
Sales and marketing expenses increased by $15.9 million, or 28%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in headcount and personnel-related costs of $9.4 million, an increase in travel expense of $2.5 million, an increase in stock-based compensation expense of $1.6 million and an increase in tradeshows expense of $1.3 million. Depreciation and amortization expense increased by $0.9 million related to our new acquisitions in the fourth quarter of 2021 and our continued focus on technology improvements for our patient applications such as the AlloCare application.
General and Administrative
General and administrative expenses increased by $25.4 million, or 51%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to an increase in legal expenses of $14 million, an increase in stock-based compensation expense of $4.9 million, an increase in consultants of $3.0 million and an increase in software expense of $1.5 million.
Interest income, net
Interest income, net increased by $1.7 million for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is primarily due to interest income earned on the corporate debt securities.
Other expense, net
Other expense, net increased by $1.0 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the impairment of corporate debt securities and increase in other business expenses.
Income tax (expense) benefit
Income tax (expense) benefit decreased by $0.7 million for the nine months ended September 30, 2022, compared to the same period in 2021. The decrease is mainly due to the state income tax expense offset by the recognition of deferred tax assets from foreign losses.
Cash Flows for the Nine Months Ended September 30, 2022 and 2021
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,424)	$(23,460)
Investing activities	(230,977)	55,494
Financing activities	(2,163)	186,476
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(157)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(265,539)	$218,353

Operating Activities
Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the nine months ended September 30, 2022 was $32.4 million. Our net loss of $58.3 million was our primary use of cash in operating activities that included a number of noncash items. Our noncash items included $34.4 million in stock-based compensation expense, $8.4 million of depreciation and amortization expense and $3.1 million of amortization of right-of-use assets. Net operating assets decreased $22.9 million.
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
Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities of $231.0 million was primarily related to the purchases of marketable securities of $283.4 million and $18.0 million related to additions of capital expenditures, net, offset by proceeds from maturities of marketable securities of $74.1 million.
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
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 of $2.2 million was primarily related to taxes paid for net share settlements of restricted stock units of $5.5 million and payments for contingent consideration of $1.0 million. These payments were partially offset by proceeds from exercises of stock options of $2.1 million and proceeds from issuances of common stock under our employee stock purchase plan of $2.2 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $441.5 million at September 30, 2022. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $291.3 million and no debt outstanding.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of September 30, 2022 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements, and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $291.3 million at September 30, 2022, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents of $348.5 million at December 31, 2021, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.9 million on our condensed consolidated financial statements.

Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2022, would have negatively impacted our financial results for the nine months ended September 30, 2022 by $0.2 million and our revenue by $1.0 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(b) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our Internal Controls over Financial Reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our Internal Controls over Financial Reporting.

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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended September 30, 2022, our net loss was $16.9 million. As of September 30, 2022, we had an accumulated deficit of $441.5 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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

We may require additional financing.
As of September 30, 2022, we had cash, cash equivalents and marketable securities of $291.3 million and an accumulated deficit of $441.5 million. We may require additional financing in the future to fund working capital, pay our obligations as they come due and fund our acquisitions of complementary businesses and assets. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. However, there can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.
We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.
For the quarter ended September 30, 2022, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 64% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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

Third-party payers have in the past disallowed, and may in the future disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or were redundant or not coupled with other specified tests or services or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are also subject to claims reviews and/or audits by such payers, including governmental audits of our Medicare claims, and have in the past been required to repay these payers in certain circumstances where a preliminary finding was made that we were incorrectly reimbursed. We may also in the future be required to repay these payers if a finding is made that we were incorrectly reimbursed.
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
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with our patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, we moved to dismiss the rest of Natera’s claims. On September 6, 2022, we withdrew the motion to dismiss. We intend to defend both of these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
Furthermore, on May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against us, Reginald Seeto, our President, Chief Executive Officer and member of our Board of Directors, Ankur Dhingra, our former Chief Financial Officer; Marcel Konrad, our former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting; and Peter Maag, our former President, former Chief Executive Officer, former Chairman of the Board and current member of our Board of Directors. The action alleges that we and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs. We intend to defend ourselves vigorously, and believe that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White and Robbins Geller as lead counsel. On September 12, 2022, the court entered a schedule pursuant to which Plaintiffs’ amended complaint is due on November 11, 2022; Defendants’ motion to dismiss is due on January 10, 2023; Plaintiffs’ opposition to the motion to dismiss is due on February 24, 2023; and Defendants’ reply is due on March 26, 2023. We intend to defend itself vigorously, and believes that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
Additionally, on September 21, 2022, Jeffrey Edelman brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against us as nominal defendant and Reginald Seeto, our President, Chief Executive Officer and member of our Board of Directors, Ankur Dhingra, our former Chief Financial Officer, Peter Maag, our former President, former Chief Executive Officer, former Chairman of the Board and current member of our Board of Directors, and the other members of our Board of Directors. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The action alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks a declaration that the individual defendants breached their fiduciary duties to us, violated Sections 14(a) and 20(a) of the Exchange Act and were unjustly enriched, and also seeks to recover damages sustained by us as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses. We intend to defend ourselves vigorously, and believe that we have good and substantial defenses to the claims alleged in the action, but there is no guarantee that we will prevail.
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
We perform all of our testing services for the U.S. in our laboratory located in Brisbane, California. We do not have redundant laboratory facilities. Brisbane, California is situated on or near earthquake fault lines. Our facility and the equipment we use to perform testing services would be costly to replace and could require substantial lead time to repair or replace if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, hurricanes, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change and may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, we do not have earthquake insurance and thus coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
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
•the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services, including clinical laboratory services, reimbursed by Medicare if the physician (or a member of the physician’s family)
•has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;
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
In addition, we have implemented and strive to continuously develop, implement and improve compliance policies and procedures intended to train our sales, billing, marketing and other personnel regarding compliance with state and federal laws applicable to our business. Our efforts to implement appropriate monitoring of compliance with such policies and procedures are likewise ongoing. We may need to supplement and amend our current policies and procedures and implement additional policies and procedures in the future. In addition, despite our compliance policies and procedures, and related training and monitoring, we may experience situations in which employees may fail to fully adhere to our policies and procedures. Such failures may subject us to administrative, civil, and criminal actions, penalties, damages, fines, exclusion from participation in federal health care programs, refunding of payments received by us and curtailment of our operations.
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
Our patent position for AlloMap Heart is based on issued patents disclosing identification of genes differentially expressed between activated and resting leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of September 30, 2022, we had 20 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have two issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2023 to 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease.

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
Our patents and the patents we exclusively license from others may be successfully challenged by third parties as being invalid or unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure, and we have appealed the decision. This ruling may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies, without payment to us. Third parties may independently develop similar or competing technology that avoids the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. For example, the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The California Privacy Rights Act, or the CPRA, which will become effective on January 1, 2023, will significantly modify the CCPA, and also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and the CPRA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA or the CPRA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which become effective in 2023. Internationally, the General Data Protection Regulation, or the GDPR, took effect in May 2018 within the European Economic Area, or the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 3, 2022 to September 30, 2022, our closing stock price ranged from $16.06 to $46.60 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. From January 3, 2022 to September 30, 2022, our closing stock price ranged from $16.06 to $46.60 per share. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, factors that could cause fluctuations in the market price of our common stock include the following:
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended September 30, 2022:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)
July 1, 2022 - July 31, 2022	15,370	(1)	$7.08
August 1, 2022 - August 31, 2022	16,444	(1)	6.91
September 1, 2022 - September 30, 2022	6,807	(1)	5.97
Total	38,621		—
(1)    Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

On February 28, 2022, we entered into an office lease agreement with One Miracle Place, LLC, or the Omaha Lease Agreement, to lease approximately 24,984 square feet of an office building located at 11808 Miracle Hills Drive, Omaha, Nebraska effective August 1, 2022. The term of the lease is 126 months with an expiration date of January 31, 2033, and rental payments are initially $33,312 per month, which are subject to an annual 2.0% increase. We have the option to extend the term of lease for two additional 5 year terms. The foregoing description of the Omaha Lease Agreement is qualified by reference to the full text of the Omaha Lease Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On June 27, 2022, we entered into an amendment to office lease agreement with BMR-Bayshore Boulevard LP, or the Bayshore Lease Agreement, to lease approximately 15,410 square feet of an office building located at 3260 Bayshore Boulevard, Brisbane, California effective July 1, 2022. The term of the lease is 80 months with an expiration date of February 28, 2029, and rental payments are initially $104,018 per month, which are subject to an annual 3.5% increase. The foregoing description of the Bayshore Lease Agreement is qualified by reference to the full text of the Bayshore Lease Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Amended and Restated Bylaws.

4.1(4)	Form of Registrant’s common stock certificate.

4.2(5)#	2014 Equity Incentive Plan, as amended.

4.3(6)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(7)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(8)#	2016 Inducement Equity Incentive Plan.

4.6(9)	Form of Warrant.

4.7(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1+*	Lease, dated February 28, 2022, by and between the Registrant and One Miracle Place, LLC.

10.2+*	Third Amendment to Lease, dated June 27, 2022, by and between the Registrant and BMR-Bayshore Boulevard LP.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(6)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant's Form SC TO-I filed with the SEC on October 12, 2017.
(7)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 14, 2016.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

**	Furnished herewith.
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

CAREDX, INC.
(Registrant)

Date: November 3, 2022	By:	/s/ REGINALD SEETO, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)