Form 10-K
period 2022-12-31
CareDx, Inc.
filed 2023-02-27
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date was approximately $1.1 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s Common Stock outstanding as of February 23, 2023 was 53,674,392.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•our ability to remediate the material weaknesses in our internal control over financial reporting as of December 31, 2022; and
•our ability to comply with the requirements of being a public company.
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

PART I
ITEM 1. BUSINESS
Company Overview
CareDx, Inc., or “CareDx” or the “Company” or “we” or “us” and “our”, together with our subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and patient and digital solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients. Our headquarters are in Brisbane, California. Our primary operations are in Brisbane, California; Omaha, Nebraska; Fremantle, Australia and Stockholm, Sweden.
Our commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated clinical studies to generate data on our existing and planned future testing services. We have signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. We also offer high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management, or Ottr, and XynManagement, Inc., or XynManagement. We have since increased our offerings in patient and digital solutions with the 2021 acquisitions of TransChart LLC, or TransChart, MedActionPlan.com, LLC, or MedActionPlan, and The Transplant Pharmacy, or TTP. During 2022, we performed more than 182,000 commercial tests from our Brisbane, California, laboratory. According to the U.S. Department of Health and Human Services’ Organ Procurement and Transplantation Network, there are approximately 235 and 143 centers performing kidney and heart transplants, respectively, in the United States.
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
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently, its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection was published in the American Journal of Transplant, or AJT, and the outcomes of 1,000 patients were published in Kidney International.
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
•Fewer biopsies - fewer patients in the KOAR cohort required one or more allograft biopsies compared to the DART surveillance cohort.
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
In September 2019, we announced the enrollment of the first patient in the Outcomes of KidneyCare on Renal Allografts, or OKRA, study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with K-OAR, more than 3,000 patients have been enrolled into the study.
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

In October 2020, we received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative Contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. AlloSure Heart has received a positive coverage decision from Geisinger Health and is covered for use throughout Kaiser.
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
The most recent ISHLT guidelines published in 2022 reinforced their use of AlloMap Heart, and referenced the combined use of AlloSure Heart and AlloMap Heart for surveillance purposes.
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies, launched in April 2020, is the ALARM, or AlloSure Lung Allograft Remote Monitoring, study, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC is being measured. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In June 2020, we submitted an application to the Palmetto MolDx Technology Assessment program seeking coverage and reimbursement for AlloSure Lung and since then we have been in active discussions with Palmetto. In October 2021, we launched AlloSure Lung as part of the CHEST 2021 Annual Meeting. We have gained early adoption with some commercial payers.
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
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/ HCT transplant using AlloHeme Testing, or ACROBAT, study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT. This study is currently enrolling patients.

Products
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help to provide post-transplant surveillance of these recipients.
Our historical product portfolio includes QTYPE and Olerup SSP. QTYPE enables Human Leukocyte Antigen, or HLA, typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time polymerase chain reaction, or PCR, methodology. Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology.
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, Inc., or Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS products and technologies for use in transplantation diagnostic testing.
On June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA was discontinued in December 2021 and we have progressively converted existing customers to AlloSeq. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines in the field of bone marrow and solid organ transplantation on diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
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
In May 2022, we commercially launched Tx9, a high throughput version of Tx17 for HLA typing in high volume laboratories. Tx9 received CE mark authorization in August 2022.
Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr and XynManagement.
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
In September 2020, we launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
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
There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant, including its sub-variants, has periodically caused increases in COVID-19 cases globally, which in turn impacted the availability of medical personnel in transplant centers and the volume of transplant procedures. A sustained reduction in transplant volume can negatively impact our testing volumes, as we saw in the early part of the first quarter of 2022.
Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business regained normalized sales volumes during the fourth quarter of 2020.
We are maintaining our testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among our employees. In areas where COVID-19 continues to impact healthcare operations, our field-based sales and clinical support teams are supporting providers through virtual platforms.
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
Our History
We were originally incorporated in Delaware in December 1998 under the name Hippocratic Engineering, Inc. In April 1999, we changed our name to BioCardia, Inc., and in June 2002, we changed our name to Expression Diagnostics, Inc. In July 2007, we changed our name to XDx, Inc. and in March 2014, we changed our name to CareDx, Inc. Our principal executive offices are located at 8000 Marina Boulevard, Brisbane, California and our telephone number is (415) 287-2300.

For a further timeline of our history, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
Our software solutions are currently used in over 160 transplant centers in the U.S.
As of December 31, 2022, substantially all of our revenues came from the United States and Europe, and substantially all of our assets and operations were located in the United States, Sweden and Australia.
We are organized and operate as a single reportable segment. Refer to Note 15 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Limitations of Existing Approaches for Surveillance of Transplant Recipients
The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers. The estimated U.S. average 2020 charges for a heart transplant were $1.66 million and for a kidney transplant were $0.44 million for the period 30 days before the transplant and 180 days after the transplant. The lifetime cost for transplant recipients varies significantly depending on each individual patient's circumstances. Unsuccessful treatment of rejection can result in an additional transplant. In the case of a kidney transplant, the median annual Medicare cost of care for a recipient whose kidney fails and is on dialysis is 500% more than the median annual cost of care for a recipient with a functioning transplant.
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
•non-invasive procedures that do not create risks to the recipient;
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
In September 2018, we initiated SHORE. SHORE is a prospective, multi-center, observational registry of patients receiving HeartCare for surveillance. HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure® Heart in one surveillance solution.
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

Olerup SSP is used to type HLA alleles based on the SSP technology. The Olerup SSP product line comprises products for low to high-resolution HLA typing. The product line includes close to 115 different typing products. We offer one of the most up-to-date and comprehensive libraries of HLA typing kits based on SSP technology.
TruSight HLA was discontinued in December 2021 and we have progressively converted existing customers to AlloSeq. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines in the field of bone marrow and solid organ transplantation on diagnostic testing. These products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients. Our AlloSeq products are designed to run on Illumina’s NGS instrumentation.
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
One area of focus for research and development activities has been to integrate acquired technology from the acquisitions of Ottr, XynManagement, TransChart and MedActionPlan and pursuant to our license and collaboration agreement with Cibiltech SAS. Integration of such technology with our current service offerings aligns a rich data set with augmented intelligence tools to better assess risk and help physicians better manage their daily patient care.
Research and development expenses of $90.4 million, $76.5 million and $48.9 million were incurred during the years ended December 31, 2022, 2021 and 2020, respectively.
Our ongoing efforts include:
•increasing understanding of biological processes of transplant rejection through analysis of genes/metagenes and dd-cfDNA in ongoing clinical trials such as K-OAR and OKRA, and commercial laboratory testing to further improve clinical utility of AlloSure Kidney and KidneyCare;
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
AlloMap Kidney Gene Expression Tool
The AlloMap Kidney test is a gene expression profile utilizing the RNA-seq platform to measure immune quiescence in kidney transplant patients. AlloMap Kidney has exhibited robust performance characteristics with an accuracy correlation coefficient of 0.997 and a precision coefficient of variation of 0.049 across testing. Clinical validation using samples from prospective, multi-center studies demonstrated a sensitivity of 70% and specificity of 66% for allograft rejection, while the negative predictive value to AlloSure Kidney was 95% to discriminate rejection from quiescence at 10% prevalence of rejection.
dd-cfDNA for Heart Transplants
We believe that the AlloSure Heart dd-cfDNA-based solution provides additional value to AlloMap Heart.
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

Accordingly, we offer HeartCare. HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from the two complementary measures: (i) AlloMap Heart – a measure of immune activation, and (ii) AlloSure Heart – which measures graft injury. HeartCare provides complementary information about distinct biological processes, such as immune quiescence, active injury, ACR and AMR in heart transplant recipients.
We have established our proprietary strategy for quantification of donor specific dd-cfDNA and published a validation study of AlloSure Heart in 2019. We offer AlloSure Heart as a laboratory developed test for management of heart transplant recipients and HeartCare is included as part of our SHORE registry of dd-cfDNA in association with gene-expression profiling (AlloMap Heart) in heart transplant recipients.
The 2021 ISHLT guidelines published in 2022 note the growing adoption of dd-cfDNA testing among heart transplant recipients. These guidelines advocate for lifelong surveillance of the transplanted heart for rejection and acknowledge the utility and evidence underlying the use of dd-cfDNA in surveillance for rejection in a framework of clinical surveillance. The guidelines also speak to the use of multimodality testing using GEP and dd-cfDNA in the surveilling the transplanted heart for rejection.
HistoMap
We established a strategic research partnership with NanoString Technologies, Inc., or NanoString, dedicated to the development of HistoMap, a gene expression profiling, or GEP, solution to identify allograft rejection types in transplant biopsy tissue. The partnership will combine our clinical expertise and extensive transplant registries with NanoString’s technological capabilities to provide solutions that bring precision medicine to histopathology. We will utilize NanoString’s nCounter® technology in conjunction with the newly introduced Human Organ Transplant panel, a 770-gene panel designed to evaluate the human immune response in biopsy tissue from a transplanted organ. In May 2020, we established a partnership with Veracyte, Inc., pursuant to which we have certain exclusive worldwide field rights to develop and commercialize products, such as HistoMap using the nCounter technology. In 2021, we entered into a collaboration with Arkana Laboratories, a leading kidney pathology laboratory, to develop HistoMap Kidney.
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
Patient and Digital Solutions Business Development
We develop, deploy and promote a rational set of software tools and data-driven services that provide clinical utility with respect to medication adherence and overall patient health. Our vision is to add smart analytics and machine learning to artificial intelligence in transplant. Going forward, we will strive to bring our multi-modality testing solutions and machine learning algorithms to the transplant clinic under our AiTraC umbrella. AiTraC will utilize the large clinical data that are collected through our registry studies to provide caregivers with point of care decision-making support tools that allow them to stratify the patient population.

We acquired Ottr and XynManagement in 2019. These acquisitions have strengthened our growing portfolio of transplant software solutions such as Ottr and XynQAPI. In 2021, we acquired TransChart, MedActionPlan and TTP. We are committed to continue upgrading these software programs, including medication adherence management, and further integrating them into our current testing service offerings to provide a unified user experience.
We are actively working on additional partnerships and patient-focused service offerings.
Reimbursement
We have been successful in achieving reimbursement for our testing services. Reimbursement for AlloSure Kidney comes primarily from Medicare. Reimbursement for AlloMap Heart comes primarily from Medicare and private third party payers such as insurance companies and managed care organizations.
Medicare
We are reimbursed by Medicare for AlloSure Kidney, AlloMap Heart and AlloSure Heart tests performed on patients covered by Medicare. Tests performed on patients covered by Medicare represented 34%, 40% and 48% of all tests in 2022, 2021 and 2020, respectively. Approximately 64%, 68% and 67% of all testing services revenue was derived from Medicare for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In October 2020, we received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative Contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. AlloSure Heart has received a positive coverage decision from Geisinger Health and is covered for use throughout Kaiser.

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
When a clinician orders AlloMap Heart, a blood sample is drawn and processed to isolate the white blood cells, which are subsequently broken down, frozen and sent via overnight courier to our laboratory. Each of the 20 genes comprising AlloMap Heart is tested in triplicate, and the 11 informative genes are combined to produce the AlloMap Heart score. The remaining 9 genes are used as part of the rigorous quality control testing performed to assess every phase of the test process. The test results are typically reported to the ordering clinician by fax or electronically via EMR or WebPortal within two business days of receipt of the sample. Test samples that fail to meet quality control criteria are immediately re-tested and the ordering clinician is notified of the need to re-test if turnaround time will be affected.
When AlloSure Kidney, AlloSure Heart or AlloSure Lung is ordered by a clinician, a blood sample is drawn and sent overnight at ambient temperature to our laboratory. Cell-free DNA is purified from the plasma and the fraction of the total cell-free DNA derived from the transplanted organ, the dd-cfDNA, is quantified and reported as a percentage. Tests that fail to meet quality control criteria are immediately re-tested and the ordering clinician is notified of the need to re-test if turnaround time will be affected. Results are typically reported to the ordering clinician by fax or electronically via EMR or WebPortal within two business days of receipt of the sample. Test samples that fail to meet quality control criteria are immediately re-tested and the ordering clinician is notified of the need to re-test if turnaround time will be affected.
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
Patient and Digital Solutions Sales and Marketing Team
Our sales teams are located in the United States. They manage customer sales for Ottr software, XynQAPI, Tx Access and MedActionPlan software. Our strategy includes educating clinicians and care teams at transplant centers through software demos. Our marketing team supporting the product marketing for Ottr, XynQAPI, AlloCare and other digital offerings is based in Brisbane, California. Our pharmacy sales support team is located in Flowood, Mississippi.
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
Patient and Digital Solutions
Our competition for patient solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Competition for our digital solutions include various companies that develop application software and operate in the healthcare field. Our primary competitor for our patient management EMR solution is Phoenix, Epic's transplant application. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
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
As of December 31, 2022, we had 20 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have two issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2023 to 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease.
In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to one U.S. patent issued in April 2014 relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Additional patents from Stanford included in the exclusive license were issued, including one in 2017, two in 2019, four in 2021 and two in 2022, that further cover the use of dd-cfDNA to diagnose and predict transplant status or outcome. These patents are expiring between 2030 and 2032.
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
AlloMap, AlloSure, AlloCell, AlloHeme, QTYPE, Ottr and CareDx are registered trademarks of ours in the United States.

License Agreements
We currently rely on license agreements to obtain rights under certain patents that we believe may be necessary to make, use and sell our AlloSure tests and future solutions. We may in the future rely, at least in part, upon licensing agreements with third parties to obtain patent rights and transfers of technology, information and know-how that enable us to further our development of additional solutions for post-transplant surveillance. Of the 20 existing U.S. patents related to transplant rejection and autoimmunity, nine are the product of exclusive licensing agreements.
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
Federal and State Fraud and Abuse and Privacy Laws
Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal health care programs and across the healthcare system. Our business is subject to compliance with these laws.
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

Anti-Kickback Statutes
The federal health care programs’ Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for referring an individual for the furnishing of or arranging for the furnishing of any good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid, or the purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or ordering any good, facility, services, or item payable under such programs.
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
State Privacy Laws
New U.S. state privacy laws, such as the California Consumer Privacy Act, or the CCPA, which took effect in January 2020, and was amended by the California Privacy Rights Act effective January 2023, secure new privacy rights for consumers and impose new obligations on us. Other states have similarly adopted privacy laws, which take effect in 2023, including Virginia, Colorado, Utah and Connecticut.
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
These CE labeled products are also falling under requirements of the In-Vitro Diagnostic Regulation (2017/746) (IVDR). The IVDR requirements are applied starting May 26, 2022. The European Commission recently confirmed adoption of a proposal for a progressive roll-out of the IVDR to prevent disruption in the supply of In-Vitro Diagnostic products to the market. The proposal does not change any requirements of the IVDR or change the implementation date but changes the transitional provisions to allow a progressive rollout based on the risk level of the device.
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
GDPR and UK GDPR
The General Data Protection Regulation (EU) 2016/679, or the GDPR, is a regulation on data protection and privacy in the EU, and the European Economic Area, or the EEA, that went into effect in May 2018. It also addresses the transfer of personal data outside the EU and EEA. The GDPR aims primarily to give control to individuals over their personal data and to simplify the regulatory environment for international business by unifying the regulation within the EU. The regulation contains provisions and requirements related to the processing of personal data of individuals, or data subjects, who reside in the EEA, and applies to any enterprise—regardless of its location and the data subjects' citizenship or residence—that is processing the personal information of data subjects inside the EEA. Following the United Kingdom’s exit from the EU, the United Kingdom adopted the Data Protection Act 2018, which is the United Kingdom’s implementation of the GDPR, or the UK GDPR. The UK GDPR imposes similar requirements for personal data about United Kingdom data subjects.
Controllers and processors of personal data must put in place appropriate technical and organizational measures to implement the data protection principles. Business processes that handle personal data must be designed and built with consideration of the GDPR and UK GDPR principles and provide safeguards to protect data. Data controllers and processors must design information systems with privacy in mind. No personal data may be processed unless it is done under one of six lawful bases specified by the regulation (consent, contract, public interest, vital interest, legitimate interest or legal requirement). When the processing is based on consent the data subject has the right to revoke it at any time.
Data controllers and processors must clearly disclose any data collection, declare the lawful basis and purpose for data processing, and state how long data is being retained and if it is being shared with any third parties or outside of the EEA, or, in the case of the UK GDPR, outside of the UK. Data subjects have the right to request a portable copy of the data collected by a data controller or processor in a common format, and, under certain circumstances, the right to have their data erased. Businesses must report data breaches to national supervisory authorities within 72 hours after becoming aware of the breach if they have an adverse effect on user privacy. In some cases, violators of the GDPR or UK GDPR may be fined up to €20 million or up to 4% of the annual worldwide turnover of the preceding financial year in case of an enterprise, whichever is greater.
Our business or financial results may be adversely impacted by adhering to these regulatory requirements and the related costs of ensuring and maintaining compliance.

Employees and Human Capital Resources
On December 31, 2022, we had 738 employees, of which 727 were full-time employees. We had 185 employees in manufacturing operations and support, 192 in research and development, 239 in sales and marketing and 122 in general and administrative positions. As of December 31, 2022, 648 employees were located in the United States and 90 were located outside of the United States.
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
We believe employee career development is an investment in our employees’ skills and our future. We offer our employees various training opportunities free of charge and during working hours. For example, in 2022, we launched LinkedIn Learning platform, a learning library and repository for self-guided personal and professional learning opportunities. In addition, we dedicated time on a quarterly basis for all employees to explore learning and development topics. We call this Care4U Time.
In addition, we believe it is important to have regular engagement with our employees to understand their needs. Apart from regular weekly meetings with managers, monthly town hall meetings and quarterly earnings reports and calls, we also conduct annual anonymous employee surveys to understand current employee sentiment, areas we are excelling in as well as areas for improvement.
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
In addition, the success of our business is fundamentally connected to the well-being, health and safety of our employees. We are maintaining our testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among our employees. In areas where COVID-19 continues to impact healthcare operations, our field-based sales and clinical support teams are supporting providers through telephone and online platforms.
We also created, and continue to have, a COVID-19 task force that is responsible for crisis decision making, employee communications, and ensuring all safety, monitoring and testing protocols in line with local regulations.
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
We have zero-tolerance policy for discrimination. In 2021, we established a Diversity, Equity, and Inclusion committee to engage, retain and develop talent from diverse backgrounds by facilitating diversity, equity and inclusion advocacy through event sponsorship, leaning and client engagement. We have increased the diversity of our Board and leadership teams and continue to focus on maintaining a diverse organization. Our senior leadership team includes leaders with diverse skills, experience, racial background and genders. Our employees come from numerous countries and various backgrounds and we strive to provide a diverse and inclusive environment.
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
In addition, we look for ways to minimize our impact on the environment. Our main buildings headquartered in California are energy efficiency certified and meet stringent San Francisco Bay Area requirements for environmental impact, and several of our offices are in new energy efficient buildings. Our offices also provide recycling and use low flow fixtures to conserve water, and we take additional measures to conserve energy through LED fixtures, light timers/sensors, and thermostat regulation.
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
•Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart and AlloSure Lung tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
•We are and could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
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
Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19’s impacts, the impact of the Delta or Omicron variants or other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. We continue to evaluate and refine our return to work strategy. We also continue to monitor the World Health Organization and Centers for Disease Control and Prevention guidelines, as well as other federal, state and local guidance, as we adapt and as some of our employees have returned to in-person work.
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the year ended December 31, 2022, our net loss was $76.6 million. As of December 31, 2022, we had an accumulated deficit of $460.4 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the year ended December 31, 2022, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 64% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued on June 17, 2016 and the new market based rates took effect on January 1, 2018. The Centers for Medicare & Medicaid Services, or CMS, uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. Under PAMA, the reimbursement rate for AlloMap Heart is currently $3,240 for Medicare beneficiaries.
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
Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart and AlloSure Lung tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
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
We are and could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury awarding us $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. As of the date of this report, the post-trial motion practice remains pending. We will not record the award until cash is received or the matter is otherwise resolved.

On July 19, 2022, the United States Court of Appeals for the Federal Circuit affirmed the Court's judgment dismissing our patent infringement suit against Natera.
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
Furthermore, on May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against us, Reginald Seeto, our President, Chief Executive Officer and member of our Board of Directors, Ankur Dhingra, our former Chief Financial Officer; Marcel Konrad, our former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting; and Peter Maag, our former President, former Chief Executive Officer, former Chairman of the Board and current member of our Board of Directors. The action alleges that we and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs. We intend to defend ourselves vigorously, and believe that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaint on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. Plaintiffs’ opposition to the motion to dismiss and motion to strike is due on March 13, 2023, and defendants’ reply is due on April 13, 2023. We intend to defend ourselves vigorously, and believes that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
Additionally, on September 21, 2022, Jeffrey Edelman brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Edelman Derivative Action, against us as nominal defendant and Reginald Seeto, our President, Chief Executive Officer and member of our Board of Directors, Ankur Dhingra, our former Chief Financial Officer, Peter Maag, our former President, former Chief Executive Officer, former Chairman of the Board and current member of our Board of Directors, and the other members of our Board of Directors. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The action alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks a declaration that the individual defendants breached their fiduciary duties to us, violated Sections 14(a) and 20(a) of the Exchange Act and were unjustly enriched, and also seeks to recover damages sustained by us as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
In addition, on February 7, 2023, Jaysen Stevenson brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Stevenson Derivative Action, against us as nominal defendant and Reginald Seeto, Ankur Dhingra, Peter Maag and other current and former members of the Company’s Board of Directors. The claims and allegations in the Stevenson Derivative Action are substantially similar to those in the Edelman Derivative Action. The plaintiff alleges that the individual defendants breached their fiduciary duties as our directors and/or officers and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The suit seeks declaratory relief and to recover alleged damages sustained by us as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the Edelman Derivative Action and the Stevenson Derivative Action, but there is no guarantee that we will prevail.
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
To ensure the success of AlloSure Kidney and future tests based on donor-derived cell-free DNA, or dd-cfDNA, we will need to continue our efforts to complete and publicize research and trials, especially the Kidney Allograft Outcomes AlloSure Registry, or K-OAR, registry study, that provides evidence of the utility of dd-cfDNA and validate AlloSure Kidney as a solution.Transplant centers may not adopt AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.Due to the historically limited monitoring options and the well-established coverage and reimbursement for biopsies, clinicians are accustomed to monitoring for acute rejection in kidney and heart transplant recipients by utilizing biopsies. Many clinicians use AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart in parallel with biopsies rather than as an alternative to biopsies. While we do not market AlloSure Kidney, AlloSure Lung, AlloMap Heart or AlloSure Heart as biopsy alternatives, per se, if treatment center administrators view our test as an alternative to a biopsy but believe they would derive more revenue from the performance of biopsies, such administrators may be motivated to reduce or avoid the use of our test. While biopsies are less common for monitoring kidney transplant patients, there are transplant centers that manage patients with protocol biopsies, which could impact AlloSure Kidney revenue. We cannot provide assurance that our efforts will increase the use of our test by new or existing customers. Our failure to increase the frequency of use of our test by new and existing customers would adversely affect our growth and revenues.
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
Competition for our patient and digital solutions include various companies that develop application software and operate in the healthcare field. Our competition for patient solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Our primary competitor for our patient management EMR solution is Phoenix, Epic's transplant application. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
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
From 2021 to 2022, our revenue grew from $296.4 million to $321.8 million, which represents annual growth of 9%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:
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
As of December 31, 2022, we had cash, cash equivalents and marketable securities of $293.1 million and an accumulated deficit of $460.4 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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

Additional capital, if needed, may not be available on satisfactory terms, or at all, and might include the issuance of equity securities, debt, cash from collaboration agreements, or a combination of these. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock and would result in dilution to our stockholders. Moreover, we have the ability to sell up to $200.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to a Sales Agreement we entered into with Jefferies, LLC on April 14, 2022. Any shares of common stock issued in the at-the-market offering will result in dilution to our existing stockholders. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.
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

Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including geneticists, biostatisticians, engineers, licensed laboratory technicians and chemists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. We also face competition from universities, public and private research institutions and other organizations in recruiting and retaining highly qualified scientific personnel. Moreover, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete with employees and require employers to rescind existing non-competes, may be lead to increased uncertainty in hiring and competition for talent.
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
We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the production of our products and/or in the performance of our tests. These sole source suppliers include Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Illumina, Inc., or Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supplies us with cell preparation tubes; Beckman Coulter, which provides laboratory reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent and reagent kits. We do not have guaranteed supply agreements with Thermo Fisher, Becton, Dickinson and Company or Avantor, which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.
In addition, our ABI 7900 Thermocycler, a real time PCR instrument used in AlloMap Heart, is no longer in production. Thermo Fisher has committed to provide service and support of this instrument through 2023. We believe that there are relatively few suppliers other than Thermo Fisher, Roche, Illumina, Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products and services. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from

Thermo Fisher, Becton, Dickinson and Company or Avantor, or Avantor encounters delays or difficulties in securing from Qiagen N.V., including as a result of impacts on their respective businesses due to the COVID-19 pandemic or the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, the quality and quantity of reagents, supplies or instruments that we require for our current products and services or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians and customers who order our current products and services rely on the continued and timely availability of our products and services. If we are unable to provide results within a timely manner, clinicians may elect not to use our products or services in the future and our business and operating results could be harmed.
International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
As part of our longer-term growth strategy, we intend to target select international markets to grow our presence outside of the U.S. We also currently distribute products in Europe, Canada, Asia, the Middle East, and Central and South America. To promote the growth of our business internationally, we will need to attract additional partners to expand into new markets.
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
Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; increased inflation globally and in the U.S. in particular; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
We may in the future selectively pursue strategic collaborations for the development, validation and commercialization of any new diagnostic solutions we may develop. In any future third party collaboration, we may be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our potential solutions may be delayed if collaborators fail to fulfill their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Any issues arising from these arrangements will affect our ability to serve the entire region, and our reputation may suffer even if we subsequently locate new partners, which may permanently affect our business. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues and litigation expenses.Changes in, or interpretations of, accounting rules and regulations could result in unfavorable accounting changes or require us to change our compensation policies.Accounting methods and policies for diagnostic companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies may require us to reclassify, restate or otherwise change or revise our consolidated financial statements, including those contained in this Annual Report on Form 10-K. In addition, the preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Any changes or modifications to the methodology used for determining our estimates, assumptions and forecasts could have a material adverse effect on our business, financial condition and results of operations.
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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Ottr Complete Transplant Management, or Ottr, or XynManagement, Inc., or XynManagement, TransChart, MedActionPlan, or the Transplant Pharmacy, or TTP, or any other businesses or assets that we may acquire.
The integration of any businesses or assets we may acquire will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination or integration and any other businesses or assets we have or may acquire, which includes, with respect to Ottr, the complementary Ottr software, with respect to XynManagement, XynQAPI, TransChart and MedActionPlan, as well as TTP's services and technologies, and in each case the benefits of any significant cross-selling opportunities. If we are not able to achieve the anticipated strategic benefits of any such combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
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

The Cibiltech Agreement provides us an exclusive right to commercialize its proprietary software iBox. We have not yet made any applications to payers for reimbursement coverage of iBox. The failure to obtain reimbursement coverage from payers for iBox could result in material amounts of revenue not being recognized for iBox itself.
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

In addition to the Affordable Care Act, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, the U.S. Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012”, which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. The Protecting Access to Medicare Act of 2014 introduced a multi-year phase in of a new payment system for services paid under the CLFS. Under this new system, beginning in 2017 laboratories began reporting to CMS the payment rates paid to the laboratories by commercial third-party payers including Medicare and Medicaid managed care plans, for each test and the volume of each test performed. CMS began using the reported data to set new payment rates under the CLFS in 2018. For most tests, rates will only be adjusted every three years. For newly developed tests that are considered to be “advanced diagnostic lab tests,” the Medicare payment rate will be the actual list price offered to third-party payers for the first three quarters that the tests are offered, subject to later adjustment. CMS will establish subsequent payment rates using the commercial third-party payer data reported for those tests.
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
In December 2020, the U.S. Congress passed the Comprehensive Immunosuppressive Drug Coverage for Kidney Transplant Patients Act of 2019, or the Immuno Bill. The Immuno Bill extends Medicare’s Part B coverage of immunosuppressive drugs for kidney transplant recipients beyond the current three-year limit, allowing patients to more easily maintain access to their treatment and prevent graft failure, costly dialysis treatments and retransplantation. While the Immuno Bill will help improve the long term outcomes of transplant patients, future policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities could result in changes to the Immuno Bill and Medicare’s coverage of immunosuppressive drugs for kidney transplant recipients in the future.
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

Licensure is also required for our laboratory under California law in order to conduct testing. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states, including New York, require that we hold licenses to test specimens from patients residing in those states. Other states have similar requirements or may adopt similar requirements in the future. In addition to our California certifications, we currently hold licenses in Florida, Maryland, New York, Pennsylvania and Rhode Island.The loss of any of these state certifications would impact our ability to provide services in those states, which could negatively affect our business.
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
If the FDA or the U.S. Congress decide to regulate AlloSure Kidney and other future solutions under development as medical devices, we could be required to conduct additional premarket clinical testing subsequent to commercialization in the case of AlloSure Kidney and/or conduct premarket clinical testing prior to submitting a regulatory application for commercial sales for future products not yet developed. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our development costs and delay test commercialization and also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient blood or tissue samples or insufficient data regarding the associated clinical outcomes. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials and reduce our control over such activities. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, applicable regulatory requirements, or for other reasons, our clinical trials may have to be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our solutions under development and our ability to be profitable.
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
•the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services, including clinical laboratory services, reimbursed by Medicare if the physician (or a member of the physician’s family);

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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. We previously received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. We also previously received an information request from a state regulatory agency. The state regulatory agency recently advised us that it has completed its review of our business practices and determined that no further information or action is required. In late 2022, we received a request for information from a separate state regulatory agency concerning specimen collection by a vendor in the state. We may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or clinical utility of any of our products or services and are cooperating fully with the investigations and the request for information. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of the DOJ or SEC investigations, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. We may expend significant financial and managerial resources in connection with responding to the CID, the SEC subpoena and other information requests. Any of the foregoing consequences could seriously harm our business and our financial results.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and quiescent leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of December 31, 2022, we had 20 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have two issued U.S. patents covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart. The expiration dates of these patents range from 2023 to 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease.
In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to one U.S. patent issued in April 2014 relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Additional patents from Stanford included in the exclusive license were issued, including one in 2017, two in 2019, four in 2021 and two in 2022, that further cover the use of dd-cfDNA to diagnose and predict transplant status or outcome. These patents are expiring between 2030 and 2032.
Our patents and the patents we exclusively license from others may be successfully challenged by third parties as being invalid or unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure. This ruling may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies, without payment to us. Third parties may independently develop similar or competing technology that avoids the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. For example, see the risk factor above titled “We could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our recently completed and ongoing litigation with Natera.
We may be required to take further action to maintain and protect our intellectual property rights against third parties.
In the event we determine that a party is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party or we may determine to initiate a lawsuit against such party. The process of negotiating a license with a third party can be lengthy, and may take months or even years in some circumstances. In addition, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all. For example, see the risk factor above titled “We are and could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our recently completed and ongoing litigation with Natera.
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
We license technology from third parties necessary to develop and commercialize our products. In connection with our acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to one U.S. patent issued in April 2014 relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Additional patents from Stanford included in the exclusive license were issued, including one in 2017, two in 2019, four in 2021 and two in 2022 that further cover the use of dd-cfDNA to diagnose and predict transplant status or outcome. These patents are expiring between 2030 and 2032. As mentioned above, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid, and all three of such patents are licensed to us under the Stanford license. The Court’s finding does not have any impact on our ability to continue providing AlloSure. We are actively renegotiating the terms of our license agreement with Stanford.
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
Risks Related to Cybersecurity and Data Privacy
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

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
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store our critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. In addition, following the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology, which may create additional opportunities for cybercriminals to exploit vulnerabilities. While we maintain monitoring practices and protections for our information technology to reduce these risks and test our systems on an ongoing basis for any potential threats, there can be no assurance that these efforts will prevent a cyber-attack or other security breach.
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
Any such breach or interruption could compromise our networks or those of our third-party service providers, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill our payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future products and solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position. We have insurance coverage in place for certain potential liabilities and costs relating to service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, but this insurance is limited in amount, subject to a deductible, and may not be adequate to cover us for all costs arising from these incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. For example, the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020 and requires, among other things, covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The California Privacy Rights Act, or the CPRA, which took effect in January 2023, amended the CCPA, and also created a new state agency that has authority to implement and enforce the CCPA and the CPRA. The CCPA and the CPRA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the amendments to the CCPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, which became effective on January 1, 2023, and Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which will become effective in 2023. Internationally, the General Data Protection Regulation, or the GDPR, took effect in May 2018 within the European Economic Area, or the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2022, our closing stock price ranged from $10.88 to $46.60 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
•share repurchases completed by us; and
•general market conditions.
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 58.0% of our common stock as of February 23, 2023. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
We may elect to repurchase shares of our common stock, which might limit our ability to pursue other growth opportunities.
On December 3, 2022, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Any repurchase of shares of our common stock under the Repurchase Program will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. In addition, on August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing shares of our common stock.
In the event we make any stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our board of directors may modify or amend the Repurchase Program, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.
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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to remediate these material weaknesses and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States. In connection with the preparation of our consolidated financial statements as of December 31, 2022 and for the year then ended, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our management concluded that we had the following material weaknesses as of December 31, 2022:
•General Information Technology Controls. We did not design and maintain effective general information technology controls (“GITCs”), for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties, logical access controls to prevent unauthorized user access and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology (“IT”), program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties; and (iii) Computer and Network operations controls to ensure that batch and interface jobs are monitored and privileges are appropriately granted, authorized and monitored. As a result, business process controls (automated and manual) that are dependent on the ineffective GITCs, or that rely on data produced from systems impacted by the ineffective GITCs, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures.
•Purchase Order Approval Workflow. We did not design and maintain effective process-level control activities related to procurement to ensure appropriate approval of purchase orders, which could affect the amount and classification of costs capitalized or expensed.
•Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework. We did not fully maintain components of the COSO framework, including elements of the control environment, information and communication, and control activities and monitoring activities components, relating to: (i) sufficiency of competent personnel to perform internal control activities and support the achievement of our internal control objectives; (ii) enforcing accountability of personnel for the performance of their internal control responsibilities across the organization in the pursuit of objectives; (iii) designing and maintaining general control activities over technology to support the achievement of our internal control objectives; (iv) performing control activities in accordance with established policies in a timely manner; and (v) performing sufficient reviews of information to assess its relevance, accuracy, and completeness in supporting the internal control components. As such, our management concluded that we did not have an adequate process in place to complete its assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.
These material weaknesses have not been remediated as of the date of this Annual Report on Form 10-K. Our management has been engaged in developing and implementing remediation plans to address the material weaknesses described above. However, the material weaknesses will not be fully remediated until management can demonstrate the full effectiveness of controls over a sufficient period of time, and we can give no assurance on the success of such measures or the outcome of our assessment of these measures at this time.
If the steps we take to remediate the material weaknesses are ineffective, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filings of our required periodic reports. This might lead to investors losing confidence in the accuracy and completeness of our financial reports, the market price of the common stock could be adversely affected, and we could become subject to litigation or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which could require additional financial and management resources.
Furthermore, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate our existing material weaknesses or avoid potential future material weaknesses.
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
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, rising interest rates and a potential economic recession; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Brisbane, California. We lease facilities in North America, Europe, and Australia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2022:

Location	Function	Square Footage
United States
Brisbane, California	Corporate headquarters	26,506
Brisbane, California	Research & development and clinical laboratories	68,318
West Chester, Pennsylvania	Sales office and distribution	6,336
Omaha, Nebraska	Digital solutions office	101,004
Columbus, Ohio	Digital solutions office	3,806
Flowood, Mississippi	Transplant pharmacy	4,800
Gaithersburg, Maryland	General office use	2,118
Europe
Stockholm, Sweden	Research & development and product manufacturing	24,940
Australia
Fremantle	Research & development and product manufacturing	11,593
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
Holders of Record
As of February 23, 2023, there were approximately 63 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following stock performance graph compares total stockholder returns for CareDx, Inc. from December 29, 2017 through December 30, 2022 against the Nasdaq Market Composite Index and Nasdaq Biotech Index, assuming a $100 investment made on December 29, 2017. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100 on December 29, 2017
Among CareDx, Inc., Nasdaq Composite Index, and Nasdaq Biotech
USD ($)
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
CareDx
Nasdaq Composite
Nasdaq Biotech

Sales of Unregistered Securities
There were no sales of unregistered securities by us during the fourth quarter of 2022.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Issuer Repurchases of Equity Securities and Withholding of Equity Securities
During the quarter ended December 31, 2022, we effected stock repurchases pursuant to our stock repurchase program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. Shares repurchased by us or withheld to satisfy tax withholding obligations during each month of the quarter ended December 31, 2022 were as follows:

	Total Number of Shares Purchased or Withheld		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2022 - October 31, 2022	5,858	(1)	$6.22	—		$—
November 1, 2022 - November 30, 2022	19,143	(1)	5.89	—		—
December 1, 2022 - December 31, 2022	70,898	(2)	12.58	50,051	(3)	49.4	(3)
Total	95,899			50,051	(3)

(1) Represents shares of our common stock withheld from employees for the payment of taxes. Average price paid per share with respect to withheld shares represents fair market value of our common stock on the date of withholding.
(2) Comprised of: (a) 20,847 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $6.17, which represents fair market value of our common stock on the date of withholding, and (b) 50,051 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $12.82.
(3) On December 3, 2022, our Board of Directors approved our stock repurchase program, authorizing us to purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.

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
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016 before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently, its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection was published in the American Journal of Transplant, or AJT, and the outcomes of 1,000 patients were published in Kidney International.
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

In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with K-OAR, more than 3,000 patients have been enrolled into the study.
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
In October 2020, we received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative Contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. AlloSure Heart has received a positive coverage decision from Geisinger Health and is covered for use throughout Kaiser.
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
The most recent ISHLT guidelines published in 2022 reinforced their use of AlloMap Heart, and referenced the combined use of AlloSure Heart and AlloMap Heart for surveillance purposes.

Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies, launched in April 2020, is the ALARM, or AlloSure Lung Allograft Remote Monitoring, study with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC is being measured. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In June 2020, we submitted an application to the Palmetto MolDx Technology Assessment program seeking coverage and reimbursement for AlloSure Lung and since then we have been in active discussions with Palmetto. In October 2021, we launched AlloSure Lung as part of the CHEST 2021 Annual Meeting. We have gained early adoption with some commercial payers.
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
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/ HCT transplant using AlloHeme Testing, or ACROBAT, study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT. This study is currently enrolling patients.
Products
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help to provide post-transplant surveillance of these recipients.
Our historical product portfolio includes QTYPE and Olerup SSP. QTYPE enables HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time PCR methodology. Olerup SSP is used to type HLA alleles based on the SSP technology.
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, Inc., or Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS products and technologies for use in transplantation diagnostic testing.
On June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA was discontinued in December 2021 and we have progressively converted existing customers to AlloSeq. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines in the field of bone marrow and solid organ transplantation on diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
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
In May 2022, we commercially launched Tx9, a high throughput version of Tx17 for HLA typing in high volume laboratories. Tx9 received CE mark authorization in August 2022.

Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr and XynManagement.
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
In September 2020, we launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling and measure health metrics.
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
There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant, including its sub-variants, has periodically caused increases in COVID-19 cases globally, which in turn impacted the availability of medical personnel in transplant centers and the volume of transplant procedures. A sustained reduction in transplant volume can negatively impact our testing volumes, as we saw in the early part of the first quarter of 2022.
Our product business experienced a reduction in forecasted sales volume throughout the second and third quarters of 2020, as we were unable to undertake onsite discussions and demonstrations of our recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. Our product business regained normalized sales volumes during the fourth quarter of 2020.
We are maintaining our testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among our employees. In areas where COVID-19 continues to impact healthcare operations, our field-based sales and clinical support teams are supporting providers through virtual platforms.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 82%, 87% and 85% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
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
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9%, 9% and 10% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 9%, 3% and 5% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Testing Services Revenue
AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung patient tests are ordered by healthcare providers. We receive a test requisition form with payer information along with a collected patient blood sample. We consider the patient to be our customer and the test requisition form to be the contract. Testing services are performed in our laboratory. Testing services represent one performance obligation in a contract and are performed when results of the test are provided to the healthcare provider, at a point in time.
The healthcare providers that order the tests and on whose behalf we provide testing services are generally not responsible for the payment of these services. The first and second revenue recognition criteria are satisfied when we receive a test requisition form with payer information from the healthcare provider. Generally, we bill third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart, AlloSure Heart or AlloSure Lung test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer.
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
In addition, we derive patient and digital solutions revenue from software subscriptions and medication sales. We generally bill software subscription fees in advance. Revenue from software subscriptions is deferred and recognized ratably over the subscription term. The medication sales revenue is recognized based on the negotiated contract price with the governmental, commercial and non-commercial payers with any applicable patient co-pay. We recognize revenue from medication sales when prescriptions are delivered.
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
In connection with our annual goodwill assessment on December 1, 2022, we performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and our market capitalization. Based on this analysis, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2022, no impairment of goodwill has been identified.
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
As of December 31, 2022, no impairment of acquired in-process technology assets has been identified.
Intangible assets and long-lived assets subject to amortization
We evaluate our finite-lived intangible assets and our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We then compare the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. If an impairment exists, we measure the impairment based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. We have not identified any material impairment losses to date.
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
Our historical product portfolio includes QTYPE and Olerup SSP.QTYPE enables speed and precision in HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time PCR methodology. QTYPE received CE mark certification on April 10, 2018. Olerup SSP is used to type HLA alleles based on the SSP technology.
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina's NGS product line for use in transplantation diagnostic testing. As a result, on June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA was discontinued in December 2021 and we have progressively converted existing customers to AlloSeq. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines in the field of bone marrow and solid organ transplantation on diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
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
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services.
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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
(In thousands)

	Year Ended December 31,
	2022	2021	Change
Revenue:
Testing services revenue	$263,748	$259,285	$4,463
Product revenue	29,251	26,832	2,419
Patient and digital solutions	28,794	10,280	18,514
Total revenue	321,793	296,397	25,396
Operating expenses:
Cost of testing services	72,286	71,251	1,035
Cost of product	17,639	18,930	(1,291)
Cost of patient and digital solutions	22,287	7,208	15,079
Research and development	90,388	76,525	13,863
Sales and marketing	96,027	77,245	18,782
General and administrative	100,397	74,964	25,433
Total operating expenses	399,024	326,123	72,901
Loss from operations	(77,231)	(29,726)	(47,505)
Other income (expense):
Interest income, net	3,762	160	3,602
Change in estimated fair value of common stock warrant liabilities	107	106	1
Other expense, net	(2,872)	(2,628)	(244)
Total other income (expense)	997	(2,362)	3,359
Loss before income taxes	(76,234)	(32,088)	(44,146)
Income tax (expense) benefit	(379)	1,426	(1,805)
Net loss	$(76,613)	$(30,662)	$(45,951)
Testing Services Revenue
Testing services revenue increased by $4.5 million, or 2%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in testing revenue was driven by the increase in patient results of 28,000 year over year, however majority of these tests were covered by commercial payers that have limited coverage resulting in lower revenue per test.
Product Revenue
Product revenue increased by $2.4 million, or 9%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to growth from the NGS typing products.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $18.5 million, or 180%, during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the acquisitions of TTP and MedActionPlan during the fourth quarter of 2021.
Cost of Testing Services
Cost of testing services increased by $1.0 million, or 1%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase is primarily due to an increase in personnel-related costs of $1.7 million, partially offset by a decrease in stock-based compensation expense of $0.8 million.
Cost of Product

Cost of product decreased by $1.3 million, or (7)%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower standard cost and decreased freight costs.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $15.1 million, or 209%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the acquisition of TTP and MedActionPlan during the fourth quarter of 2021.
Research and Development
Research and development expenses increased by $13.9 million, or 18%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in headcount and personnel-related costs of $4.5 million, an increase in consulting and professional fees of $5.6 million, an increase in stock-based compensation expense of $0.3 million and an increase in software expense of $2.1 million.
Sales and Marketing
Sales and marketing expenses increased by $18.8 million, or 24%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in headcount and personnel-related costs of $10.9 million, an increase in stock-based compensation expense of $3.5 million, an increase in travel costs of $2.5 million and an increase in tradeshows and events of $1.3 million.
General and Administrative
General and administrative expenses increased by $25.4 million, or 34%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in legal expenses of $11.8 million, an increase in consulting and professional fees of $4.0 million, an increase in stock-based compensation expense of $6.4 million, an increase in software expense of $1.7 million and an increase in travel expenses of $0.3 million, offset by a decrease in personnel-related costs of $1.2 million.
Interest Income, Net
Interest income, net, increased by $3.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to interest income earned on U.S. agency securities and corporate debt securities.
Other Expense, Net
Other expense, net, increased by $0.2 million, or 9%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in other business expense of $0.9 million, partially offset by a decrease in unrealized loss on our investment in Miromatrix Medical, Inc., or Miromatrix, of $0.6 million.
Income Tax (Expense) Benefit
For the year ended December 31, 2022, we recorded an income tax expense of $0.4 million on a loss before income taxes of $76.2 million. The effective tax rate for the year ended December 31, 2022 differs from the federal statutory tax rate mainly due to the state income tax expense per the new research and development regulations, whereas in prior years we only recognized the deferred tax assets from foreign losses with the full valuation allowance.
For the year ended December 31, 2021, we recorded an income tax benefit of $1.4 million on a loss before income taxes of $32.1 million, primarily attributable to the recognition of deferred tax assets from foreign losses and recognition of previous unrecognized tax benefits. The effective tax rate for the year ended December 31, 2021 differs from the federal statutory tax rate as a result of the income tax expense related to non-deductible executive compensation and the increase in valuation allowance.
Comparison of the Years Ended December 31, 2021 and 2020
For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, please refer to the discussion under the heading “Results of Operations—Comparison of the Years Ended December 31, 2021 and 2020” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $460.4 million at December 31, 2022. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $293.1 million, and no debt outstanding.
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
At-the-Market Equity Offering
On April 14, 2022, we entered into a sales agreement, or the Sales Agreement, with Jefferies, LLC as sales agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, up to $200.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. Any shares of common stock offered and sold pursuant to the Sales Agreement will be issued and sold pursuant to our Registration Statement on Form S-3ASR (File No. 333-239049), filed with the SEC on June 9, 2020, including a base prospectus dated June 9, 2020, and a prospectus supplement dated April 14, 2022.
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved our Stock Repurchase Program, or the Repurchase Program, whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. In 2022, we purchased an aggregate of 50,051 shares of our common stock under the Repurchase Program for an aggregate purchase price of $0.6 million. As of December 31, 2022, $49.4 million remained available for future share repurchase under the Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,239)	$(19,294)	$33,431
Investing activities	(228,502)	47,712	(100,394)
Financing activities	(4,535)	185,642	163,149
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23	(303)	274
Net (decrease) increase in cash, cash equivalents and restricted cash	$(258,253)	$213,757	$96,460
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities consists of net loss, adjusted for certain noncash items in the consolidated statements of operations and changes in operating assets and liabilities.
Net cash used in operating activities for the year ended December 31, 2022 was $25.2 million. Our net loss of $76.6 million was our primary use of cash in operating activities. Our net loss also included the following noncash items: $46.6 million in stock-based compensation expense, $11.6 million of depreciation and amortization expense, amortization of right-of-use assets of $4.4 million, asset impairments and write-downs of $0.8 million, unrealized loss on long-term marketable equity securities of $1.2 million and amortization of premium on short-term marketable securities, net of $0.4 million. Cash used in operating activities was also due to an increase in accounts receivable of $6.7 million. Cash used in operating activities was partially offset by an increase in net operating assets of $7.6 million.
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
Cash Flows from Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $228.5 million and primarily related to the purchase of short-term marketable securities of $315.1 million, additions of capital expenditures, net of $21.2 million, payments for acquired intangibles of $3.1 million, and acquisition of business, net of cash acquired of $0.6 million. These payments were partially offset by the proceeds of $111.6 million for the maturities of short-term marketable securities.
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
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $4.5 million and primarily related to taxes paid related to net share settlements of restricted stock units of $5.9 million, payments of contingent consideration of $2.6 million, and repurchase and retirement of common stock of $0.6 million. These payments were partially offset by the proceeds from exercises of stock options of $2.4 million and proceeds from issuances of shares of common stock under our employee stock purchase plan of $2.2 million.
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

For a discussion regarding our cash flows for the year ended December 31, 2020, please refer to the discussion under the heading “Results of Operations—Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of December 31, 2022 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the consolidated financial statements, and “Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Annual Report on Form 10-K.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents and marketable securities of $293.1 million at December 31, 2022, which consisted of bank deposits and money market funds, and we had cash, cash equivalents and marketable securities of $348.5 million at December 31, 2021, which consisted of bank deposits, money market funds and corporate debt securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.9 million on our consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2022, would have negatively impacted our financial results for the year ended December 31, 2022 by $0.3 million and our product revenue by $1.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CareDx, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareDx, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an adverse opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Testing Services Revenue — Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
During the year ended December 31, 2022, the Company’s revenue from testing services was $263.7 million. As discussed in Note 2, the Company’s testing services revenue is recognized upon the delivery of test results to the prescribing physician, at which time the Company bills for its services. The Company recognizes revenue related to billings based on transaction prices estimated as the amount that will ultimately be realized.
The transaction price estimate represents the estimated consideration the Company expects to receive based on historical collection experience and other anticipated adjustments, including anticipated payer denials. In determining the amount to recognize for a delivered test, the Company considers factors such as payment history, amount collected per test, payer coverage, and whether there is a reimbursement contract between the payer and the Company. The Company also considers whether historical collections per test are indicative of future collections or if there are any current or expected developments or changes that could affect reimbursement rates, which is an estimate that requires significant judgment by the Company.
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
•Testing management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2022.
•Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding estimated transaction price.
Impact on Financial Statements of Material Weaknesses in Internal Control Over Reporting - Refer to Management’s Report on Internal Control Over Financial Reporting
Critical Audit Matter Description
As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company identified material weaknesses across multiple components of the Internal Control – Integrated Framework (2013) issued by COSO.
Because these material weaknesses impact the Company’s controls over information technology (IT) systems and business processes, affect substantially all financial statement account balances and disclosures, and required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit evidence obtained, we have identified the impact to our audit procedures as a result of the material weaknesses as a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
As a result of the material weaknesses, in performing our audit procedures we lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used, and increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we performed additional procedures to test the completeness and accuracy of the information included in all system reports or information generated by the Company’s IT systems which were utilized for audit evidence.

/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2023
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareDx, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
General Information Technology Controls (GITCs)
The Company did not design and maintain effective general information technology controls (“GITCs”) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties, logical access controls to prevent unauthorized user access and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology (“IT”) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties; and (iii) computer and network operations controls to ensure that batch and interface jobs are monitored and privileges are appropriately granted, authorized and monitored. As a result, business process controls (automated and manual) that are dependent on the ineffective GITCs, or that rely on data produced from systems impacted by the ineffective GITCs, are also deemed ineffective, which affects substantially all financial statement accounts and disclosures.
Purchase Order Approval Workflow
The Company did not design and maintain effective process-level control activities related to procurement to ensure appropriate approval of purchase orders, which could affect the amount and classification of costs capitalized or expensed.
COSO Framework
The Company did not fully maintain components of the COSO framework, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) sufficiency of competent personnel to perform internal control activities and support the achievement of the Company’s internal control objectives (ii) enforcing accountability of personnel for the performance of their internal control responsibilities across the organization in the pursuit of objectives (iii) designing and maintaining general control activities over technology to support the achievement of the Company’s internal control objectives;(iv) performing control activities in accordance with established policies in a timely manner; and (v) performing sufficient reviews of information to assess its relevance, accuracy, and completeness in supporting the internal control components. As such, the Company’s management concluded that the Company did not have an adequate process in place to complete its assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2023

CareDx, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$89,921	$348,485
Marketable securities	203,168	—
Accounts receivable	66,312	59,761
Inventory	19,232	17,186
Prepaid and other current assets	9,216	7,928
Total current assets	387,849	433,360
Property and equipment, net	35,529	22,044
Operating leases right-of-use assets	34,689	17,993
Intangible assets, net	43,051	50,195
Goodwill	37,523	36,983
Restricted cash	522	211
Other assets	3,828	5,835
Total assets	$542,991	$566,621
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,942	$13,337
Accrued compensation	16,902	26,042
Accrued and other liabilities	49,131	37,922
Total current liabilities	75,975	77,301
Deferred tax liability	—	415
Common stock warrant liability	32	139
Deferred payments for intangible assets	2,418	5,041
Operating lease liability, less current portion	33,406	17,394
Other liabilities	249	455
Total liabilities	112,080	100,745
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2022 and 2021; 53,583,301 and 52,923,360 shares issued at December 31, 2022 and 2021, respectively; 53,533,250 and 52,923,360 shares outstanding at December 31, 2022 and 2021, respectively	52	52
Additional paid-in capital	898,806	853,683
Accumulated other comprehensive loss	(7,503)	(4,670)
Accumulated deficit	(460,444)	(383,189)
Total stockholders’ equity	430,911	465,876
Total liabilities and stockholders’ equity	$542,991	$566,621
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Testing services revenue	$263,748	$259,285	$163,610
Product revenue	29,251	26,832	19,302
Patient and digital solutions	28,794	10,280	9,282
Total revenue	321,793	296,397	192,194
Operating expenses:
Cost of testing services	72,286	71,251	43,932
Cost of product	17,639	18,930	13,847
Cost of patient and digital solutions	22,287	7,208	5,338
Research and development	90,388	76,525	48,941
Sales and marketing	96,027	77,245	53,858
General and administrative	100,397	74,964	48,806
Total operating expenses	399,024	326,123	214,722
Loss from operations	(77,231)	(29,726)	(22,528)
Other income (expense):
Interest income, net	3,762	160	271
Change in estimated fair value of common stock warrant liability	107	106	(1,495)
CARES Act Provider Relief Fund	—	—	4,813
Other expense, net	(2,872)	(2,628)	(811)
Total other income (expense)	997	(2,362)	2,778
Loss before income taxes	(76,234)	(32,088)	(19,750)
Income tax (expense) benefit	(379)	1,426	1,036
Net loss	$(76,613)	$(30,662)	$(18,714)
Net loss per share (Note 3):
Basic	$(1.44)	$(0.59)	$(0.40)
Diluted	$(1.44)	$(0.59)	$(0.40)
Weighted-average shares used to compute net loss per share:
Basic	53,321,625	52,241,076	46,481,772
Diluted	53,321,625	52,241,076	46,481,772
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(76,613)	$(30,662)	$(18,714)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(2,833)	(2,574)	3,109
Net comprehensive loss	$(79,446)	$(33,236)	$(15,605)
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	42,498,430	$42	$437,976	$(5,205)	$(333,813)	$99,000
Issuance of common shares through public equity offering, net of commissions and offering costs of $9,166	4,492,187	4	134,580	—	—	134,584
Issuance of common shares in connection with "at-the-market" equity offering, net of commissions and offering costs of $785	1,000,000	1	23,450	—	—	23,451
Issuance of common stock under employee stock purchase plan	76,723	—	1,393	—	—	1,393
RSU settlements, net of shares withheld	333,178	—	(4,529)	—	—	(4,529)
Issuance of common stock for services	11,116	—	315	—	—	315
Issuance of common stock for cash upon exercise of stock options	691,318	1	8,006	—	—	8,007
Issuance of common stock for cash upon exercise of warrants	338,214	1	8,007	—	—	8,008
Employee stock-based compensation expense	—	—	23,055	—	—	23,055
Foreign currency translation adjustment	—	—	—	3,109	—	3,109
Net loss	—	—	—	—	(18,714)	(18,714)
Balance at December 31, 2020	49,441,166	49	632,253	(2,096)	(352,527)	277,679
Issuance of common shares through public equity offering, net of commissions and offering costs of $12,495	2,211,538	2	188,853	—	—	188,855
Contingent consideration classified as equity	—	—	(222)	—	—	(222)
Issuance of common stock under employee stock purchase plan	45,464	—	2,139	—	—	2,139
RSU settlements, net of shares withheld	464,693	—	(18,441)	—	—	(18,441)
Issuance of common stock for services	3,984	—	296	—	—	296
Issuance of common stock for cash upon exercise of stock options	753,383	1	12,775	—	—	12,776
Issuance of common stock upon exercise of warrants	3,132	—	205	—	—	205
Employee stock-based compensation expense	—	—	35,825	—	—	35,825
Foreign currency translation adjustment	—	—	—	(2,574)	—	(2,574)
Net loss	—	—	—	—	(30,662)	(30,662)
Balance at December 31, 2021	52,923,360	52	853,683	(4,670)	(383,189)	465,876
Issuance of common stock under employee stock purchase plan	93,422	—	2,230	—	—	2,230
Repurchase and retirement of common stock	(50,051)	—	—	—	(642)	(642)
RSU settlements, net of shares withheld	411,176	—	(6,067)	—	—	(6,067)
Issuance of common stock for services	12,764	—	319	—	—	319
Issuance of common stock for cash upon exercise of stock options	142,579	—	2,435	—	—	2,435
Employee stock-based compensation expense	—	—	46,206	—	—	46,206
Foreign currency translation adjustment	—	—	—	(2,833)	—	(2,833)
Net loss	—	—	—	—	(76,613)	(76,613)
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(76,613)	$(30,662)	$(18,714)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	46,553	36,081	23,401
Asset impairments and write-downs	840	2,437	—
Depreciation and amortization	11,595	8,797	7,006
Amortization of right-of-use assets	4,412	3,088	2,538
Unrealized loss on long-term marketable equity securities	1,181	1,743	—
Revaluation of common stock warrant liability to estimated fair value	(107)	(106)	1,495
Revaluation of contingent consideration to estimated fair value	727	(609)	309
Amortization of premium on short-term marketable securities, net	390	1,129	—
Other non-cash items	—	(222)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,660)	(24,416)	(10,402)
Inventory	(2,859)	(6,927)	(3,196)
Prepaid and other assets	(1,049)	(5,144)	(41)
Accounts payable	(2,054)	1,789	4,389
Accrued compensation	(9,251)	7,516	5,737
Accrued and other liabilities	11,327	10,690	2,911
Operating lease liabilities, net	(3,456)	(2,603)	(1,475)
Refund liability - CMS advance payment	—	(20,496)	20,496
Change in deferred taxes	(215)	(1,379)	(1,023)
Net cash (used in) provided by operating activities	(25,239)	(19,294)	33,431
Investing activities:
Maturities of short-term marketable securities	111,587	88,905	—
Purchases of short-term marketable securities	(315,145)	—	—
Purchases of long-term marketable securities	—	(5,500)	(90,034)
Additions of capital expenditures	(21,234)	(13,559)	(7,110)
Acquisition of intangible assets	(3,100)	(6,700)	(3,250)
Acquisition of business, net of cash acquired	(610)	(15,434)	—
Net cash (used in) provided by investing activities	(228,502)	47,712	(100,394)
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	—	188,855	134,684
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs paid	—	—	23,451
Payment of contingent consideration	(2,625)	—	—
Principal payments on finance lease obligations	—	(66)	(183)
Repurchase and retirement of common stock	(642)	—	—
Proceeds from exercise of warrants	—	4	352
Proceeds from exercise of stock options	2,435	12,775	8,006
Proceeds from issuance of common stock under employee stock purchase plan	2,230	2,139	1,368
Taxes paid related to net share settlement of restricted stock units	(5,933)	(18,065)	(4,529)
Net cash (used in) provided by financing activities	(4,535)	185,642	163,149
Effect of exchange rate changes on cash and cash equivalents	23	(303)	274
Net (decrease) increase in cash, cash equivalents and restricted cash	(258,253)	213,757	96,460
Cash, cash equivalents, and restricted cash at beginning of period	348,696	134,939	38,479
Cash, cash equivalents, and restricted cash at end of period	$90,443	$348,696	$134,939
Supplemental disclosures of cash information
Cash paid for interest	$8	$1	$10
Cash paid for income taxes	$392	$14	$80
Supplemental disclosures of cash flow information
Shares issued in lieu of payment	$319	$296	$315
Operating lease right-of-use assets	$22,267	$6,079	$55
Purchases of capital expenditures in accounts payable and accrued liabilities	$1,423	$3,953	$274
Employee stock purchase plan shares included in accrued compensation	$686	$1,521	$800
Contingent consideration	$—	$5,341	$—
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx, Inc. (“CareDx” or the “Company”), together with its subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. The Company’s headquarters are in Brisbane, California. The primary operations are in Brisbane, California; Omaha, Nebraska; Fremantle, Australia; and Stockholm, Sweden. See also Note 16.
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr”) and XynManagement, Inc. (“XynManagement”), as well as the acquisitions of TransChart LLC (“TransChart”), MedActionPlan.com, LLC (“MedActionPlan”) and The Transplant Pharmacy, LLC (“TTP”) in 2021.
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
In October 2020, the Company received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, the Company's Medicare Administrative Contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
In May 2021, the Company purchased a minority investment of common stock in the biotechnology company Miromatrix for $5.0 million, and the investment is marked to market. Miromatrix works to eliminate the need for an organ transplant waiting list through the development of implantable engineered biological organs.
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

There continues to be uncertainty around the COVID-19 pandemic as the Omicron variant, including its sub-variants, has periodically caused increases in COVID-19 cases globally, which in turn impacted the availability of medical personnel in transplant centers and the volume of transplant procedures. A sustained reduction in transplant volume can negatively impact the Company's testing volumes, as the Company saw in the early part of the first quarter of 2022.
The Company's product business experienced a reduction in sales volume throughout the second and third quarters of 2020, as it was unable to undertake onsite discussions and demonstrations of its recently launched NGS products, including AlloSeq Tx 17, which was awarded CE mark authorization in May 2020. The Company's product business regained normalized sales volumes during the fourth quarter of 2020.
The Company is maintaining its testing, manufacturing, and distribution facilities while implementing specific protocols to reduce contact among employees. In areas where COVID-19 continues to impact healthcare operations, the Company's field-based sales and clinical support teams are supporting providers through virtual platforms.
In addition, the Company created, and continues to have, a COVID-19 task force that is responsible for crisis decision making, employee communications, and enforcing all safety, monitoring and testing protocols in line with local regulations.
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $460.4 million at December 31, 2022. As of December 31, 2022, the Company had cash and cash equivalents and marketable securities of $293.1 million.
CMS Accelerated and Advance Payment Program for Medicare Providers
On March 27, 2020 the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Pursuant to the CARES Act, the Centers for Medicare & Medicaid Services (“CMS”) expanded its Accelerated and Advance Payment Program in order to increase cash flow to providers of services and suppliers impacted by the COVID-19 pandemic. CMS is authorized to provide accelerated or advance payments during the period of the public health emergency to any Medicare provider who submitted a request to the appropriate Medicare Administrative Contractor and met the required qualifications. During April 2020, the Company received an advance payment from CMS of approximately $20.5 million, and recorded the payment as Deferred revenue - CMS advance payment on the Company's consolidated balance sheet. During December 2020, the Company reassessed the Deferred revenue - CMS advance payment and repaid the entire amount in January 2021. Refer to Note 8, Balance Sheet Components, for further explanation.
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
The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloSure Kidney, AlloSure Heart and AlloMap Heart tests provided for patients located in the U.S. and Canada, and billed to various third-party payers, from sales of products to distributors, strategic partners and transplant laboratories in Europe, Asia, the Middle East, Africa, the U.S., Latin America and other geographic regions, from sales of patient and digital solutions software. The Company has not experienced any significant credit losses and does not require collateral on receivables. For the years ended December 31, 2022, 2021 and 2020, approximately 53%, 59% and 57%, respectively, of total revenue was billed to Medicare. No other payers represented more than 10% of total revenue for the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022 and 2021, approximately 27% and 27%, respectively, of accounts receivable was due from Medicare. No other payer represented more than 10% of accounts receivable at either December 31, 2022 or 2021.
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.
Restricted Cash
As a condition of the lease agreements for certain facilities the Company must maintain letters of credit and certain minimum collateral requirements. The cash used to support these arrangements of $0.5 million is classified as long-term restricted cash on the accompanying consolidated balance sheets.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of December 31, 2022, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the consolidated balance sheet.
The Company classifies its short-term marketable securities as held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date. The Company has the positive intent and ability to hold these marketable securities to maturity. Short-term marketable securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term marketable securities are included in interest income, net. The cost of securities sold will be determined using specific identification.
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of December 31, 2022, the Company's long-term marketable securities consisted of corporate equity securities. The long-term marketable securities are classified as other assets on the consolidated balance sheet.
The Company classifies its long-term marketable debt securities as available-for-sale and reevaluates such designation at each balance sheet date. Unrealized gains and losses from the reevaluation of the long-term marketable debt securities, if any, are included in other comprehensive gain (loss) in the consolidated statement of comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on long-term marketable securities are included in interest income, net.
The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other income (expense), net, in the consolidated statements of operations.

Inventory
Inventory is finished goods, work in progress, and raw materials and consists of reagent plates, laboratory supplies, reagents and finished goods kits. Inventories are used in connection with tests performed, kits produced and prescription drugs, and may also be used for research and product development efforts. Laboratory supplies subsequently designated for research and product development use are expensed. Obsolete or damaged inventories are written off. Certain inventories are stated at the lower of purchased cost, determined on an average cost basis, or net realizable value. Inventories are stated at the lower of actual purchased cost, determined on an average cost basis, on a first-in, first-out basis, or at net realizable value.
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
The Company capitalizes certain costs incurred for software developed or obtained for internal use, including hosting arrangements. These costs include software licenses and consulting services, as well as employee payroll and payroll-related costs. Capitalized internal-use software costs are usually amortized over a period of three to seven years.
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
In connection with the Company’s annual goodwill assessment on December 1, 2022, the Company performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and the Company's market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2022, no impairment of goodwill has been identified.
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
As of December 31, 2022, no impairment of acquired in-process technology assets has been identified.
Intangible assets and long-lived assets subject to amortization
The Company evaluates its finite-lived intangible assets and its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. If an impairment exists, the Company measures the impairment based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. The Company has not identified any material impairment losses to date.
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
Leases
The Company adopted ASC Topic 842, Leases (“ASC 842”) and determines if an arrangement is or contains a lease at contract inception. A right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company's facility leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less.
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
As of December 31, 2022, the Company’s leases had remaining terms of 0.92 years to 10.09 years, some of which include options to extend the lease term.
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
Testing Services Revenue
AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung patient tests are ordered by healthcare providers. The Company receives a test requisition form with payer information along with a collected patient blood sample. The Company considers the patient to be its customer and the test requisition form to be the contract. Testing services are performed in the Company’s laboratory. Testing services represent one performance obligation in a contract and are performed when results of the test are provided to the healthcare provider, at a point in time.
The healthcare providers that order the tests and on whose behalf the Company provides testing services are generally not responsible for the payment of these services. The first and second revenue recognition criteria are satisfied when the Company receives a test requisition form with payer information from the healthcare provider. Generally, the Company bills third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart, AlloSure Heart or AlloSure Lung test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer. The Company has used the portfolio approach under ASC Topic 606, Revenue from Contracts with Customers, to identify financial classes of payers. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable. The Company estimates revenue for non-contracted payers and self-payers using transaction prices determined for each financial class of payers using history of reimbursements. This includes analysis of an average reimbursement per test and a percentage of tests reimbursed. This estimate requires significant judgment.
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
In addition, the Company derives patient and digital solutions revenue from software subscriptions and medication sales. The Company generally bills software subscription fees in advance. Revenue from software subscriptions is deferred and recognized ratably over the subscription term. The medication sales revenue is recognized based on the negotiated contract price with the governmental, commercial and non-commercial payers with any applicable patient co-pay. The Company recognizes revenue from medication sales when prescriptions are delivered.
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
For the years ended December 31, 2022, 2021 and 2020, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss used to compute basic net loss per share	$(76,613)	$(30,662)	$(18,714)
Net loss used to compute diluted net loss per share	$(76,613)	$(30,662)	$(18,714)
Denominator:
Weighted-average shares used to compute basic net loss per share	53,321,625	52,241,076	46,481,772
Weighted-average shares used to compute diluted net loss per share	53,321,625	52,241,076	46,481,772
Net loss per share:
Basic	$(1.44)	$(0.59)	$(0.40)
Diluted	$(1.44)	$(0.59)	$(0.40)
The following potentially dilutive securities have been excluded from diluted net loss per share because their effect would be antidilutive:

	Year Ended December 31,
	2022	2021	2020
Shares of common stock subject to outstanding options	2,921,925	1,863,633	2,670,398
Shares of common stock subject to outstanding common stock warrants	3,132	3,132	6,264
Restricted stock units	3,092,467	2,047,657	1,878,866
Total common stock equivalents	6,017,524	3,914,422	4,555,528
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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$66,594	$—	$—	$66,594
Long-term marketable securities:
Corporate equity securities	2,076	—	—	2,076
Total	$68,670	$—	$—	$68,670
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,025	$1,025
Long-term liabilities:
Contingent consideration	—	—	2,418	2,418
Common stock warrant liability	—	—	32	32
Total	$—	$—	$3,475	$3,475

	December 31, 2021
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$335,107	$—	$—	$335,107
Marketable securities:
Corporate equity securities	3,257	—	—	3,257
Corporate debt securities	—	500	—	500
Total	$338,364	$500	$—	$338,864
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,114	$2,114
Long-term liabilities:
Contingent consideration	—	—	3,227	3,227
Common stock warrant liability	—	—	139	139
Total	$—	$—	$5,480	$5,480

The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

Common Stock Warrant Liability and Contingent Consideration	(Level 3)
Balance at December 31, 2020	$447
Exercise of warrants	(202)
Change in estimated fair value of common stock warrant liability	(106)
Change in estimated fair value of contingent consideration	5,341
Balance at December 31, 2021	5,480
Change in estimated fair value of common stock warrant liability	(107)
Additions to contingent consideration	727
Payment related to contingent consideration	(2,625)
Balance at December 31, 2022	$3,475
As of December 31, 2022, the Company had one investment in convertible preferred shares carried at cost. In the event the Company had to calculate the fair value of this investment, it would be based on Level 3 inputs. This investment is not considered material to the Company's consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds— Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At December 31, 2022 and 2021, money market funds were included as cash and cash equivalents in the consolidated balance sheets.
•Short-term marketable securities — Investments in short-term marketable securities are classified within Level 2. The securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly.

•Long-term marketable equity and debt securities — Investments in long-term marketable equity securities are classified within Level 1. The securities are recorded at fair value based on readily available quoted market prices in active markets. Investments in long-term marketable debt securities are classified within Level 2. The securities are recorded at fair value based on observable inputs for quoted prices for identical or similar assets in markets that are not active. Long-term marketable securities are located within other assets on the consolidated balance sheets.
•Contingent consideration — Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met multiplied by management’s estimate of the probability of success at a discounted rate of 12% at December 31, 2022. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as a component of operating expenses until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
•Common stock warrant liability — Common stock warrant liability is classified within Level 3. The Company utilizes intrinsic value to estimate the fair value of the warrants. The intrinsic value is computed as the difference between the fair value of the Company’s common stock on the valuation date and the exercise price of the warrants. Increases (decreases) in the Company's stock price discussed above result in a directionally similar impact to the fair value of the common stock warrant liability. Prior to fiscal year 2022, the Company utilized a binomial lattice pricing model (the “Monte Carlo Simulation Model”), which involves a market condition simulation to estimate the fair value of the warrants. The application of the Monte Carlo Simulation Model requires the use of a number of complex assumptions, including the Company’s stock price, expected life of the warrants, stock price volatility determined from the Company’s historical stock prices, and risk-free rates based on the implied yield currently available in the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the warrants. The change in valuation method does not have material financial impact.
Common Stock Warrant Liability Valuation Assumptions:

	December 31,
	2022	2021
Private Placement Common Stock Warrant Liability
Stock Price	$11.41	$45.48
Exercise Price	$1.12	$1.12
Remaining term (in years)	0.28	1.28
Volatility	N/A	66.00%
Risk-free interest rate	N/A	0.49%
Warrant liabilities exercised during 2021 were remeasured at the exercise date. Their fair value approximates their intrinsic value, which was recorded to additional paid in capital in the consolidated statements of stockholders’ equity. There were no warrant liabilities exercised during 2022.
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

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is shown in the table below (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$89,921	$348,485	$134,669
Restricted cash	522	211	270
Total cash, cash equivalents, and restricted cash at the end of the period	$90,443	$348,696	$134,939
Marketable Securities
All short-term marketable securities were considered held-to-maturity at December 31, 2022. At December 31, 2022, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment at December 31, 2022. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less at December 31, 2022.
The long-term marketable equity securities were recorded in the consolidated balance sheets at fair market value with changes in the fair value recognized in earnings at December 31, 2022. The long-term marketable debt securities were considered available-for-sale. The contractual maturity of the long-term marketable debt securities are less than three years. During 2022, the Company wrote off $0.5 million of long-term marketable debt securities.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the table below (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
U.S. agency securities	$79,347	$452	$79,799
Corporate debt securities	123,821	(220)	123,601
Total short-term marketable securities	203,168	232	203,400
Long-term marketable securities:
Corporate equity securities	5,000	(2,924)	2,076
Total long-term marketable securities	5,000	(2,924)	2,076
Total	$208,168	$(2,692)	$205,476

	December 31, 2021
	Amortized Cost	Unrealized Holding Losses	Fair Value
Long-term marketable securities:
Corporate equity securities	$5,000	$(1,743)	$3,257
Corporate debt securities	500	—	500
Total long-term marketable securities	$5,500	$(1,743)	$3,757

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

December 31, 2022
Within one year	$203,168
After one year through five years	—
Total	$203,168
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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the year ended December 31, 2022.
The following table presents details of the Company’s goodwill as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Balance as of January 1,	$36,983	$23,857
Goodwill acquired	540	13,126
Balance as of December 31,	$37,523	$36,983
On December 1, 2022, the Company performed a qualitative assessment of its reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions, and its market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at this time. As of December 31, 2022, no impairment of goodwill has been identified.
Intangible Assets
The following table presents details of the Company’s intangible assets as of December 31, 2022 ($ in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,747	$(15,138)	$(2,369)	$18,240	7.5
Customer relationships	21,898	(7,459)	(2,104)	12,335	9.0
Commercialization rights	11,579	(3,233)	—	8,346	6.6
Trademarks and tradenames	4,540	(1,345)	(315)	2,880	8.5
Total intangible assets with finite lives	73,764	(27,175)	(4,788)	41,801
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$75,014	$(27,175)	$(4,788)	$43,051
The following table presents details of the Company’s intangible assets as of December 31, 2021 ($ in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,874	$(12,088)	$(1,513)	$22,273	8.1
Customer relationships	21,898	(6,024)	(1,210)	14,664	9.9
Commercialization rights	10,579	(2,030)	—	8,549	7.6
Trademarks and tradenames	4,540	(988)	(155)	3,397	9.5
Other	250	(188)	—	62	0.2
Total intangible assets with finite lives	73,141	(21,318)	(2,878)	48,945
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$74,391	$(21,318)	$(2,878)	$50,195

Acquisition of intangible assets
In June 2021, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. During the year ended December 31, 2022, the Company incurred additional costs related to this partnership of $1.0 million. These are included within commercialization rights as of December 31, 2022.
In June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of December 31, 2022.
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
The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of testing services	$1,316	$1,316	$1,316
Cost of product	1,716	1,905	1,665
Cost of patient and digital solutions	945	684	345
Sales and marketing	2,252	1,891	1,472
Total	$6,229	$5,796	$4,798
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2022 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
2023	$1,316	$1,675	$945	$2,211	$6,147
2024	1,316	1,675	709	2,211	5,911
2025	1,316	1,675	540	2,211	5,742
2026	1,316	743	540	2,209	4,808
2027	1,316	743	540	2,195	4,794
Thereafter	2,825	3,294	1,180	7,100	14,399
Total future amortization expense	$9,405	$9,805	$4,454	$18,137	$41,801
8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Finished goods	$2,962	$3,911
Work in progress	4,306	2,828
Raw materials	11,964	10,447
Total inventory	$19,232	$17,186

Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$17,389	$8,466
Machinery and equipment	16,294	12,091
Internally developed software	10,893	3,746
Construction in progress	7,639	10,925
Computer and office equipment	5,570	5,454
Furniture and fixtures	2,168	943
Property and equipment	59,953	41,625
Less: Accumulated depreciation and amortization	(24,424)	(19,581)
Property and equipment, net	$35,529	$22,044
Depreciation expense was $5.2 million, $2.7 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
There were no assets purchased under finance leases during 2022. Accumulated depreciation was $0.6 million and $0.5 million at December 31, 2022 and 2021, respectively. Related amortization expense, included in depreciation and amortization expense, was $0.1 million for each of the three years ended December 31, 2022, 2021 and 2020.
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Clinical studies	$14,816	$10,653
Professional fees	6,115	5,780
Short-term lease liability	5,591	3,958
Deferred revenue	5,342	4,208
Accrued royalty	4,633	1,664
Laboratory processing fees and materials	2,189	1,664
Deferred payments for intangible assets	2,062	2,000
Capital expenditures	1,316	2,612
Contingent consideration	1,025	2,114
License and other collaboration fees	1,000	—
Accrued shipping expenses	489	668
Other accrued expenses	4,553	2,601
Total accrued and other liabilities	$49,131	$37,922
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
As of December 31, 2022, the carrying value of the ROU asset was $34.7 million. The related current and non-current liabilities as of December 31, 2022 were $5.6 million and $33.4 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the consolidated balance sheets.
The following table summarizes the lease cost for the years ended December 31, (in thousands):

	2022	2021	2020
Operating lease cost	$6,716	$5,134	$4,441
Finance lease cost	—	53	205
Total lease cost	$6,716	$5,187	$4,646
Finance lease cost included interest from the lease liability and amortization of the ROU asset.

Other information:
Weighted-average remaining lease term - Operating leases (in years)	6.26
Weighted-average discount rate - Operating leases (%)	7.1%
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
As of December 31, 2022, the ROU assets and lease liabilities for lease agreements which commenced in July 2022 aggregated to $14.3 million and $15.3 million, respectively.
As of December 31, 2022, the ROU assets and lease liabilities for lease agreements which commenced in August 2022, amounted to $5.8 million and $6.0 million, respectively.
Supplemental cash flow information related to leases for the years ended December 31, are as follows (in thousands) :

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$3,665	$2,580	$934
Operating cash flows used for finance leases	—	63	199
Total	$3,665	$2,643	$1,133

Maturities of operating lease liabilities as of December 31, 2022, are as follows (in thousands):

Years ending December 31,	Operating Leases
2023	$7,807
2024	7,903
2025	7,651
2026	7,019
2027	7,166
Thereafter	10,605
Total lease payments	48,151
Less imputed interest	9,154
Present value of future minimum lease payments	38,997
Less operating lease liability, current portion	5,591
Operating lease liability, long-term portion	$33,406
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
Tax Commitments
As of December 31, 2022, the Company had gross unrecognized tax benefits of $5.4 million, which include penalties and interest of $0.2 million. Approximately $0.2 million has been recorded as a noncurrent liability. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
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

On July 19, 2022, the United States Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing the Company’s patent infringement suit against Natera.
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
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”), from the United States Department of Justice (“DOJ”), requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company's kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (“SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company’s accounting and public reporting practices. The Company also received an information request from a state regulatory agency. The state regulatory agency recently advised the Company that it has completed its review of the Company’s business practices and determined that no further information or action is required. In late 2022, the Company received a request for information from a separate state regulatory agency concerning specimen collection by a vendor in the state. The Company may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or efficacy of any of the Company's products or services and are cooperating fully with the investigations and the request for information. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ or SEC investigations, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters.
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
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaints on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. Plaintiffs’ opposition to the motion to dismiss and motion to strike is due on March 13, 2023, and defendants' reply is due on April 13, 2023. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
Derivative Action
On September 21, 2022, Jeffrey Edelman brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Reginald Seeto, its President, Chief Executive Officer and member of the Company’s Board of Directors, Ankur Dhingra, its former Chief Financial Officer, Peter Maag, its former President, former Chief Executive Officer, former Chairman of the Board and current member of the Company’s Board of Directors, and other current and former members of the Company’s Board of Directors (the “Edelman Derivative Action”). The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The action alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of the Company. The suit seeks a declaration that the individual defendants breached their fiduciary duties to the Company, violated Sections 14(a) and 20(a) of the Exchange Act and were unjustly enriched, and also seeks to recover damages sustained by the Company as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
On December 8, 2022, the court stayed the Edelman Derivative Action until twenty (20) days after the earlier of the following events: (a) the securities class action is dismissed in its entirety with prejudice; (b) the motion to dismiss in the securities class action is denied; (c) a joint request by plaintiff and defendants to lift the stay; (d) notification that a related derivative action that has been filed is not stayed or is no longer stayed; or (e) notification that there has been a settlement reached in the securities class action or any related derivative action.
The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail.
10. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On December 3, 2022, the Company's Board of Directors approved a Stock Repurchase Program (the "Repurchase Program"), whereby the Company may purchase up to $50 million in shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. In 2022, the Company purchased an aggregate of 50,051 shares of its common stock under the Repurchase Program for an aggregate purchase price of $0.6 million. As of December 31, 2022, $49.4 million remained available for future share repurchase under the Repurchase Program. See also Note 16.
These shares were retired upon repurchase. The Company's policy related to repurchase of its common stock is to charge the excess of cost over par value to accumulated deficit.
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
The Company did not issue preferred stock during the years ended December 31, 2022, 2021 and 2020.
11. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the plan of $1.8 million, $1.4 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
During the year ended December 31, 2022, no warrants to purchase shares of common stock were exercised.
During the year ended December 31, 2021, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4 thousand.
As of December 31, 2022, outstanding warrants to purchase common stock were:

	Classified as	Original Term	Exercise Price	Number of Shares Underlying Warrants
Original issue date:
April 2016	Liability	7 years	$1.12	3,132
				3,132
13. STOCK INCENTIVE PLANS
2014 Equity Incentive Plan
The Company grants stock based awards under 2014 Equity Incentive Plan (the “2014 Plan”) that allows for issuance of stock options, restricted stock units (“RSUs”) and other stock awards to the Company’s employees, directors, and consultants. Stock options granted under the 2014 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. There were 1,297,408 shares of common stock reserved for future issuance under the 2014 Plan as of December 31, 2022.
2016 Inducement Plan
On April 21, 2016, the Company adopted the 2016 Inducement Equity Incentive Plan (the “2016 Plan”), pursuant to which the Company may grant stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The 2016 Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex AB. The terms in the 2016 Plan are substantially similar to the 2014 Plan. There were 62,752 shares of common stock reserved for future issuance under the 2016 Plan as of December 31, 2022.
The 2016 Plan allows RSUs to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs pursuant to the 2016 Plan starting June 2016.

2019 Inducement Equity Incentive Plan
The Company grants stock based awards under 2019 Inducement Equity Incentive Plan (the “2019 Plan”) that allows for issuance of stock options, RSUs and other stock awards to new employees of the Company. Stock options granted under the 2019 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. The terms in the 2019 Plan are substantially similar to the 2014 Plan. There were 130,302 shares of common stock reserved for future issuance under the 2019 Plan as of December 31, 2022.
Stock Options and RSUs
The following table summarizes option and RSUs activity under the Company’s 2014 Plan, 2016 Plan and 2019 Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2021	2,066,529	1,863,633	$29.33	2,047,657	$50.21
Additional options authorized	2,116,934	—	—	—	—
Common stock awards for services	(12,764)	—	—	—	—
RSUs granted	(2,397,369)	—	—	2,397,369	27.79
RSUs vested	—	—	—	(643,892)	42.59
Options granted	(1,864,465)	1,864,465	28.35	—	—
Options exercised	—	(142,579)	17.07	—	—
Repurchases of common stock under employee incentive plans	211,265	—	—	—	—
RSUs forfeited	706,738	—	—	(706,738)	43.80
Options forfeited	554,427	(554,427)	34.12	—	—
Options expired	109,167	(109,167)	33.96	—	—
Balance—December 31, 2022	1,490,462	2,921,925	$28.13	3,094,396	$37.39
The total intrinsic value of options exercised was $1.6 million, $42.9 million and $19.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The total fair value of RSUs vested during 2022 was $20.0 million. As of December 31, 2022, the total intrinsic value of outstanding RSUs was approximately $37.1 million and there were $74.7 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.55 years.
Options outstanding that have vested and are expected to vest at December 31, 2022 are as follows:

	Number of Shares Issued (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,186	$25.39	5.72	$1,558
Expected to Vest	1,592	30.37	8.94	—
Total	2,778			$1,558
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2022 for stock options that were in-the-money.
The weighted-average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2022, 2021 and 2020 using the Black-Scholes Model was $19.51, $52.65 and $18.97, respectively.
The total fair value of options that vested during 2022 was $10.6 million. As of December 31, 2022, there were approximately $27.7 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.97 years.

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
During the offering period in 2022 that ended on June 30, 2022, 67,570 shares were purchased for aggregate proceeds of $1.2 million from the issuance of shares, which occurred on July 1, 2022. During the offering period in 2022 that ended on December 31, 2022, 47,025 shares were purchased for aggregate proceeds of $0.5 million from the issuance of shares, which occurred on January 2, 2023. The Company issued 93,422 shares and 45,464 shares of common stock during the years ended December 31, 2022 and December 31, 2021, respectively, pursuant to the ESPP. The Company received proceeds of $3.0 million and $2.1 million from the purchases of shares during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had 640,847 shares available for issuance under the ESPP.
Board of Directors Stock Awards Granted for Services
For the years ended December 31, 2022, 2021 and 2020, the Company paid a portion of its directors’ compensation through the award of fully vested common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares at the grant date price per share, which is the fair value. As of December 31, 2022, there were a total of 289,480 shares issued to the Company’s directors, for a total fair value of $2.3 million. Stock-based compensation expense associated with the awards was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, which was included in general and administrative expense in the consolidated statements of operations.
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Employee stock options
Expected term (in years)	5.96	5.94	5.98
Expected volatility	77.62%	77.70%	75.56%
Risk-free interest rate	2.74%	0.80%	0.69%
Expected dividend yield	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Expected volatility	67.79% – 77.88%	53.10% – 67.79%	62.56% – 93.17%
Risk-free interest rate	2.51% – 4.76%	0.09% – 0.19%	0.17% – 1.57%
Expected dividend yield	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the years ended December 31, 2022, 2021 and 2020, included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of testing services	$1,529	$2,358	$1,493
Cost of product	1,120	579	391
Cost of patient and digital solutions	1,331	728	449
Research and development	7,391	7,126	4,676
Sales and marketing	14,403	10,887	5,795
General and administrative	20,779	14,403	10,597
Total	$46,553	$36,081	$23,401
No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of stock-based compensation costs were capitalized for the periods presented.

14. INCOME TAXES
Loss before income taxes for the years ended December 31, 2022, 2021 and 2020 is summarized as follows (in thousands):

	As of December 31,
	2022	2021	2020
United States	$(73,089)	$(27,921)	$(14,233)
Foreign	(3,145)	(4,167)	(5,517)
Total loss before income taxes	$(76,234)	$(32,088)	$(19,750)
The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2022	2021	2020
Current
Federal	$145	$89	$(58)
State	328	2	1
Foreign	184	(139)	160
Total current income tax expense (benefit)	657	(48)	103
Deferred
Federal	(130)	(409)	91
State	75	(127)	(52)
Foreign	(223)	(842)	(1,178)
Total deferred income tax benefit	(278)	(1,378)	(1,139)
Income tax expense (benefit)	$379	$(1,426)	$(1,036)
The Company's actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rates of 21% in each of the years ended 2022, 2021 and 2020, to loss before income taxes as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Federal tax statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(2.8)%	38.8%	13.5%
Change in valuation allowance	(16.9)%	86.4%	(34.4)%
Foreign rate differential	(0.2)%	0.7%	1.8%
Warrant revaluation	—%	—%	(1.7)%
Interest expense	—%	—%	(0.3)%
Non-deductible executive compensation	(2.1)%	(23.4)%	(6.8)%
Research credits	1.8%	6.9%	3.9%
Changes in net operating loss carryforwards, including expirations	(0.5)%	(125.1)%	6.9%
Other	(0.8)%	(0.9)%	1.2%
Effective income tax rate	(0.5)%	4.4%	5.2%

Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31, 2022
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$26,658	$30,234
Tax credit carryforwards	9,138	7,185
Accruals	2,971	6,054
Property and equipment	—	1,043
Lease liability	9,250	4,639
Section 174 capitalized costs	20,602	—
Stock-based compensation	7,798	7,401
Other	959	587
Gross deferred tax assets	77,376	57,143
Valuation allowance	(59,499)	(45,635)
Total deferred tax assets	17,877	11,508

Deferred tax liabilities:
Purchased intangibles	(6,615)	(7,439)
Operating leases right-of-use assets	(8,189)	(3,828)
Property and equipment	(2,548)	—
Other	(497)	(656)
Total deferred tax liabilities	(17,849)	(11,923)
Net deferred tax assets (liabilities)	$28	$(415)
The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Australian operations. Accordingly, the U.S. and Australia net deferred tax assets have been offset by a full valuation allowance. The valuation allowance increased by $13.9 million and decreased by $27.2 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had domestic federal net operating loss carryforwards of $90.5 million, domestic state net operating loss carryforwards of $61.9 million, and foreign net operating loss carryforwards of $13.6 million that can reduce future taxable income. The domestic federal and state net operating loss carryforwards will begin to expire in 2033 and 2030, respectively. The foreign net operating loss carryforwards can be carried forward indefinitely.
As of December 31, 2022, the Company had credit carryforwards of approximately $6.5 million and $10.2 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards will begin to expire in 2033. California credits have no expiration date.
The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2022 and 2021 because the Company's management believes that it is more likely than not that these assets will not be fully realized. The decrease in the valuation allowance of approximately $27.2 million in the year ended December 31, 2021 primarily relates to the loss of net operating loss carryforwards and research and development (“R&D”) credits due to Section 382 of the Internal Revenue Code and similar provisions under state law. Section 382 of the Internal Revenue Code and similar provisions under state law limit the utilization of U.S. and state net operating loss carryforwards following certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. Based on the Company's analysis under Section 382 as of December 31, 2022, the Company believes that there are no additional ownership changes that would result in further adjustments to the $158.4 million of its federal net operating loss (“NOL”) carryforwards and $50.5 million of its state NOL carryforwards. $3.9 million of its R&D credit carryforwards were determined to be limited by Section 382 and similar provisions under state law as of December 31, 2021, and these amounts were written off in the year ended December 31, 2021. The remaining unused carryforwards and credits remain available for future periods. Due to the Company's full valuation allowance, the write off of net operating loss carryforwards and R&D credits did not have any impact to the statements of operations and comprehensive loss.
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$4,156	$4,416	$3,650
Additions based on tax positions related to the current year	1,255	805	824
Additions based on tax positions related to prior years	25	130	—
Decreases based on tax positions related to prior years	—	(1,195)	(58)
Balance at the end of the year	$5,436	$4,156	$4,416
None of the $5.4 million of net unrecognized tax benefit as of December 31, 2022, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2022, given the Company's valuation allowance, the uncertain tax benefits would not have impacted the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022 and December 31, 2021, the Company had in each year $0.2 million of cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next twelve months.
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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Year Ended December 31,
	2022	2021	2020
Testing services revenue
United States	$262,959	$258,412	$163,221
Rest of World	789	873	389
	$263,748	$259,285	$163,610
Product revenue
United States	$16,409	$13,512	$9,219
Europe	9,081	9,740	7,475
Rest of World	3,761	3,580	2,608
	$29,251	$26,832	$19,302
Patient and digital solutions revenue
United States	$28,175	$10,085	$9,063
Europe	468	82	87
Rest of World	151	113	132
	$28,794	$10,280	$9,282

Total United States	$307,543	$282,009	$181,503
Total Europe	$9,549	$9,822	$7,562
Total Rest of World	$4,701	$4,566	$3,129

Total	$321,793	$296,397	$192,194
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2022	December 31, 2021
Long-lived assets:
United States	$35,020	$21,444
Europe	405	403
Rest of World	104	197
Total	$35,529	$22,044

16. SUBSEQUENT EVENTS
Business Combination
In January 2023, the Company acquired a software system company based in the U.S. The acquisition will be accounted for as a business combination. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation will be determined when additional information becomes available.
Restructuring Plan
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of its operations in Fremantle, Australia, terminating its employees in that location and vacating its facilities there. The Company expects to complete the closure of its Australia location in June 2024.
Derivative Action
On February 7, 2023, Jaysen Stevenson brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Reginald Seeto, Ankur Dhingra, Peter Maag, and other current and former members of the Company’s Board of Directors (the “Stevenson Derivative Action”). The claims and allegations in the Stevenson Derivative Action are substantially similar to those in the Edelman Derivative Action. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The suit seeks declaratory relief and to recover alleged damages sustained by the Company as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses. The Company intends to defend itself vigorously, and believes the Company has good and substantial defenses to the claims alleged in this suit, but there is no guarantee that the Company will prevail.
Stock Repurchase
Subsequent to December 31, 2022 and through filing of this Annual Report on Form 10-K, the Company repurchased 25,622 shares of its common stock, for an aggregate purchase price of $13.53 per share, under the Repurchase Program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, in light of the material weaknesses identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 2013 Internal Control-Integrated Framework. Based on our assessment, management has concluded that our system of internal control over financial reporting was not effective due to the material weaknesses described below. However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, the following material weaknesses have been identified:
General Information Technology Controls. The Company did not design and maintain effective general information technology controls (“GITCs”), for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties, logical access controls to prevent unauthorized user access and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology (“IT”), program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties; and (iii) Computer and Network operations controls to ensure that batch and interface jobs are monitored and privileges are appropriately granted, authorized and monitored. As a result, business process controls (automated and manual) that are dependent on the ineffective GITCs, or that rely on data produced from systems impacted by the ineffective GITCs, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures.
Purchase Order Approval Workflow. The Company did not design and maintain effective process-level control activities related to procurement to ensure appropriate approval of purchase orders, which could affect the amount and classification of costs capitalized or expensed.
COSO Framework. The Company did not fully maintain components of the COSO framework, including elements of the control environment, information and communication, and control activities and monitoring activities components, relating to: (i) sufficiency of competent personnel to perform internal control activities and support the achievement of the Company’s internal control objectives; (ii) enforcing accountability of personnel for the performance of their internal control responsibilities across the organization in the pursuit of objectives; (iii) designing and maintaining general control activities over technology to support the achievement of the Company’s internal control objectives; (iv) performing control activities in accordance with established policies in a timely manner; and (v) performing sufficient reviews of information to assess its relevance, accuracy, and completeness in supporting the internal control components. As such, the Company’s management concluded that the Company did not have an adequate process in place to complete its assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.
Management’s Plan to Remediate the Material Weaknesses
Our management has been engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and are expected to include the following:
•Enhancing the design and control procedures of the GITCs to ensure that the control activities related to GITCs are functioning appropriately;
•Improving the control environment in relation to personnel training and accountability of Sarbanes-Oxley Act of 2002 control activities;
•Hiring additional personnel in the IT and Finance and Accounting departments with an appropriate level of knowledge and experience to effectively execute our processes and procedures; and
•Expanding controls and/or applying appropriate procedures to address the design and operation of internal controls related to the procure-to-pay process.
We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts particularly in the improvement of our control environment will result in significant improvements to our system of controls and that we believe will remediate the material weaknesses. However, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of our remediation plans and take such other actions that we deem appropriate given the circumstances.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which has expressed an adverse opinion, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 in connection with the Annual Meeting of Stockholders to be held in 2023, or the 2023 Proxy Statement. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to from the information contained in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file our 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to from the information contained in our 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	8/28/2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.	8-K	001-36536	3.1	6/21/2021
3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-36536	3.2	6/21/2021
4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	3/31/2015
4.2#	2014 Equity Incentive Plan, as amended.	10-Q	001-36536	4.2	7/29/2021
4.3#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.	SC TO-I	005-88252	99(d)(3)	10/12/2017
4.4#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	7/18/2014
4.5#	2016 Inducement Equity Incentive Plan.	10-Q	333-211538	4.5	7/29/2021
4.6	Form of Warrant.	8-K	001-36536	10.3	4/14/2016
4.7#	2019 Inducement Equity Incentive Plan.	10-Q	001-36536	4.7	7/29/2021
4.8*	Description of Securities of CareDx, Inc.
10.1#	Offer Letter, dated November 13, 2018, between the Registrant and Reginald Seeto, MBBS.	8-K	001-36536	10.1	11/26/2018
10.2#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	6/3/2014
10.3#	Amendment to Change of Control and Severance Agreement, dated October 29, 2020, by and between the Registrant and Reginald Seeto, MBBS.	8-K	001-36536	10.1	10/29/2020
10.4#	Promotion Letter, dated May 21, 2022, by and between the Registrant and Abhishek Jain.	10-Q	001-36536	10.3	8/14/2022
10.5	Consulting Agreement, dated May 20, 2022, by and between the Registrant and Ankur Dhingra.	10-Q	001-36536	10.2	8/14/2022
10.6#	Promotion Letter, dated July 12, 2021, between the Registrant and Alex Johnson.	8-K	001-36536	10.1	7/20/2021
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	6/3/2014
10.8#	Executive Incentive Compensation Plan.	10-K	001-36536	10.19	3/31/2015
10.9#	Outside Director Compensation Policy.	10-K	001-36536	10.10	2/28/2020
10.10	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	6/3/2014

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.11+	Second Amendment to Lease, dated January 2, 2020, by and between the Registrant and BMR-Bayshore Boulevard LP (formerly known as BMR-Bayshore Boulevard LLC), for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	10-Q	001-36536	10.1	4/30/2020
10.12+	Third Amendment to Lease, dated June 27, 2022, by and between the Registrant and BMR-Bayshore Boulevard LP.	10-Q	001-36536	10.2	11/3/2022
10.13+	Lease, dated June 14, 2022, by and between the Registrant and HCP Life Science REIT, Inc.	10-Q	001-36536	10.4	8/14/2022
10.14+	Lease, dated February 28, 2022, by and between the Registrant and One Miracle Place, LLC.	10-Q	001-36536	10.1	11/3/2022
10.15	Amended and Restated Exclusive Agreement, dated January 27, 2014, by and between the Board of Trustees of the Leland Stanford Junior University and ImmuMetrix, Inc.	10-Q	001-36536	10.1	8/14/2022
10.16†	License and Commercialization Agreement, dated May 4, 2018, between the Registrant and Illumina, Inc.	10-Q/A	001-36536	10.3	10/9/2018
10.17	Sales Agreement, dated April 14, 2022, by and between the Registrant and Jefferies LLC.	8-K	001-36536	1.1	4/15/2022
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (see page 133 of this Annual Report on Form 10-K).
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL
_____________________
†    Confidential treatment has been granted with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the SEC.
‡ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
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
Reginald Seeto, MBBS
President and Chief Executive Officer
Date: February 27, 2023

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reginald Seeto and Abhishek Jain, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date
/s/ REGINALD SEETO, MBBS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Reginald Seeto, MBBS

/s/ ABHISHEK JAIN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Abhishek Jain

/s/ GEORGE W. BICKERSTAFF, III	Director	February 27, 2023
George W. Bickerstaff, III

/s/ FRED E. COHEN	Director	February 27, 2023
Fred E. Cohen

/s/ GRACE COLÓN	Director	February 27, 2023
Grace Colón

/s/ CHRISTINE M. COURNOYER	Director	February 27, 2023
Christine M. Cournoyer

/s/ MICHAEL D. GOLDBERG	Director	February 27, 2023
Michael D. Goldberg

/s/ WILLIAM HAGSTROM	Director	February 27, 2023
William Hagstrom

/s/ PETER MAAG, PH.D.	Director	February 27, 2023
Peter Maag, Ph.D.

/s/ ARTHUR TORRES	Director	February 27, 2023
Arthur Torres

/s/ HANNAH VALANTINE	Director	February 27, 2023
Hannah Valantine