Form 10-Q
period 2023-03-31
CareDx, Inc.
filed 2023-05-10
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
8000 Marina Boulevard, 4th Floor
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
There were 53,793,067 shares of the registrant’s Common Stock issued and outstanding as of May 8, 2023.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$74,660	$89,921
Marketable securities	211,279	203,168
Accounts receivable	59,310	66,312
Inventory	18,018	19,232
Prepaid and other current assets	8,161	9,216
Total current assets	371,428	387,849
Property and equipment, net	35,506	35,529
Operating leases right-of-use assets	33,431	34,689
Intangible assets, net	45,637	43,051
Goodwill	39,615	37,523
Restricted cash	520	522
Other assets	2,080	3,828
Total assets	$528,217	$542,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,861	$9,942
Accrued compensation	12,082	16,902
Accrued and other liabilities	46,885	49,131
Total current liabilities	71,828	75,975
Common stock warrant liability	25	32
Deferred payments for intangible assets	4,089	2,418
Operating lease liability, less current portion	32,006	33,406
Other liabilities	248	249
Total liabilities	108,196	112,080
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 53,712,654 shares and 53,583,301 shares issued at March 31, 2023 and December 31, 2022, respectively; 53,653,182 shares and 53,533,250 shares outstanding at March 31, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	912,291	898,806
Accumulated other comprehensive loss	(7,439)	(7,503)
Accumulated deficit	(484,883)	(460,444)
Total stockholders’ equity	420,021	430,911
Total liabilities and stockholders’ equity	$528,217	$542,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Testing services revenue	$61,784	$66,444
Product revenue	6,861	6,788
Patient and digital solutions revenue	8,617	6,184
Total revenue	77,262	79,416
Operating expenses:
Cost of testing services	15,296	17,628
Cost of product	4,066	4,399
Cost of patient and digital solutions	6,604	4,855
Research and development	24,357	21,880
Sales and marketing	23,231	23,148
General and administrative	28,032	26,559
Total operating expenses	101,586	98,469
Loss from operations	(24,324)	(19,053)
Other income (expense):
Interest income, net	2,666	189
Change in estimated fair value of common stock warrant liability	7	27
Other expense, net	(1,974)	(823)
Total other income (expense)	699	(607)
Loss before income taxes	(23,625)	(19,660)
Income tax (expense) benefit	(124)	12
Net loss	$(23,749)	$(19,648)
Net loss per share (Note 3):
Basic	$(0.44)	$(0.37)
Diluted	$(0.44)	$(0.37)
Weighted-average shares used to compute net loss per share:
Basic	53,643,216	53,015,459
Diluted	53,643,216	53,015,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(23,749)	$(19,648)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	64	(420)
Net comprehensive loss	$(23,685)	$(20,068)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
Issuance of common stock under employee stock purchase plan	47,025	—	456	—	—	456
Repurchase and retirement of common stock	(59,472)	—	—	—	(690)	(690)
RSU settlements, net of shares withheld	123,910	—	(785)	—	—	(785)
Issuance of common stock for services	7,649	—	93	—	—	93
Issuance of common stock for cash upon exercise of stock options	820	—	2	—	—	2
Employee stock-based compensation expense	—	—	13,719	—	—	13,719
Foreign currency translation adjustment	—	—	—	64	—	64
Net loss	—	—	—	—	(23,749)	(23,749)
Balance at March 31, 2023	53,653,182	$52	$912,291	$(7,439)	$(484,883)	$420,021
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

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(23,749)	$(19,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	13,754	10,634
Revaluation of common stock warrant liability to estimated fair value	(7)	(27)
Depreciation and amortization	3,427	2,619
Asset impairments and write-downs	1,000	—
Amortization of right-of-use assets	1,337	915
Unrealized loss on long-term marketable equity securities	905	507
Revaluation of contingent consideration to estimated fair value	364	64
Amortization of premium on short-term marketable securities, net	(773)	139
Changes in operating assets and liabilities:
Accounts receivable	7,664	(5,591)
Inventory	1,217	(1,060)
Prepaid and other assets	1,515	(567)
Operating leases liabilities, net	(1,333)	(969)
Accounts payable	2,590	(1,549)
Accrued compensation	(4,888)	(14,634)
Accrued and other liabilities	(2,352)	7,916
Change in deferred taxes	—	(217)
Net cash provided by (used in) operating activities	671	(21,468)
Investing activities:
Acquisition of business, net of cash acquired	(4,562)	—
Acquisition of intangible assets	—	(100)
Purchases of short-term marketable securities	(86,310)	(148,522)
Maturities of short-term marketable securities	78,972	1,053
Purchase of corporate equity securities	(100)	—
Additions of capital expenditures, net	(2,771)	(8,463)
Net cash used in investing activities	(14,771)	(156,032)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	456	999
Taxes paid related to net share settlement of restricted stock units	(656)	(1,482)
Proceeds from exercise of stock options	2	1,598
Payment of contingent consideration	(250)	(250)
Repurchase and retirement of common stock	(690)	—
Net cash (used in) provided by financing activities	(1,138)	865
Effect of exchange rate changes on cash and cash equivalents	(25)	45
Net decrease in cash, cash equivalents and restricted cash	(15,263)	(176,590)
Cash, cash equivalents, and restricted cash at beginning of period	90,443	348,696
Cash, cash equivalents, and restricted cash at end of period	$75,180	$172,106
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
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr”) and XynManagement, Inc. (“XynManagement”), as well as the acquisitions of TransChart LLC (“TransChart”), MedActionPlan.com, LLC (“MedActionPlan”) The Transplant Pharmacy, LLC (“TTP”) in 2021 and HLA Data Systems, LLC ("HLA Data Systems") in January 2023.
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination (“LCD”) first issued by Palmetto MolDX (“MolDX”), which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian Healthcare Solutions, the Company’s Medicare Administrative Contractor (“Noridian”). The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, the Company received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection (the “Billing Article”). Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article will not be implemented until June 30, 2023. MolDX informed CareDx that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023 (the “Revised Billing Article” and together with the Billing Article, the “Billing Articles”). The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
Although the Company believes the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, the Company determined to pause its Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow the Company further time to evaluate the implications of the Billing Article and update its billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update CareDx’s test order forms to capture the new information required under the Billing Article. Accordingly, the Company did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million (the “Impacted March Tests”).
In the second quarter of 2023, the Company plans to submit claims for Medicare reimbursement for the Impacted March Tests, following the delivery by the Company of a letter to Noridian explaining, among other things, (i) the Company’s belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that the Company plans to submit claims for reimbursement for the Impacted March Tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article.
CareDx continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, CareDx is considering informing Noridian that until Noridian adopts the Revised Billing Article, CareDx will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. The Company is also considering informing Noridian that (i) until June 30, 2023, it plans to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Billing Articles.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
In May 2021 and March 2023, the Company purchased a minority investment of common stock in the biotechnology company Miromatrix Medical, Inc. (“Miromatrix”), for an aggregate amount of $5.1 million, and the investment is marked to market. Miromatrix works to eliminate the need for an organ transplant waiting list through the development of implantable engineered biological organs.
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
Also in June 2021, the Company entered into a strategic agreement with OrganX, which was amended in April 2022, to develop clinical decision support tools across the transplant patient journey. Together, the Company and OrganX will develop advanced analytics that integrate AlloSure, the first transplant specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system. The Company has agreed to potential future milestone payments.
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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $484.9 million at March 31, 2023. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $285.9 million and no debt outstanding.
At-the-Market Equity Offering
On April 14, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Jefferies, LLC as sales agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $200.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. Any shares of common stock offered and sold pursuant to the Sales Agreement will be issued and sold pursuant to our Registration Statement on Form S-3ASR (File No. 333-239049), filed with the SEC on June 9, 2020 (the “Registration Statement”), including a base prospectus dated June 9, 2020, and a prospectus supplement dated April 14, 2022. The Registration Statement will expire on June 9, 2023.
Stock Repurchase Program
On December 3, 2022, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program"), whereby the Company may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended March 31, 2023, the Company purchased an aggregate of 59,472 shares of its common stock under the Repurchase Program for an aggregate purchase price of $0.7 million. As of March 31, 2023, $48.7 million remained available for future share repurchase under the Repurchase Program.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2023. Material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 are reflected below.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended March 31, 2023 and 2022, approximately 42% and 54%, respectively, of total revenue was derived from Medicare.
As of March 31, 2023 and December 31, 2022, approximately 26% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either March 31, 2023 or December 31, 2022.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of March 31, 2023, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheet.
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
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of March 31, 2023, the Company's long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.

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
As of March 31, 2023, the Company’s leases had remaining terms of 0.67 years to 9.85 years, some of which include options to extend the lease term.
Revenue
The Company recognizes revenue from testing services, product sales and patient and digital solutions revenue in the amount that reflects the consideration that it expects to be entitled in exchange for goods or services as it transfers control to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, an entity satisfies a performance obligation.
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
The healthcare providers that order the tests and on whose behalf the Company provides testing services are generally not responsible for the payment of these services. The first and second revenue recognition criteria are satisfied when the Company receives a test requisition form with payer information from the healthcare provider. Generally, the Company bills third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart, AlloSure Heart or AlloSure Lung test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer. The Company has used the portfolio approach under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, to identify financial classes of payers. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable. The Company estimates revenue for non-contracted payers and self-payers using transaction prices determined for each financial class of payers using history of reimbursements. This includes analysis of an average reimbursement per test and a percentage of tests reimbursed. This estimate requires significant judgment.
The Company monitors revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected or changes made to contracted rates.

On March 2, 2023, MolDX issued a new Billing Article, with an effective date of March 31, 2023. The Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap and requires the Company to implement new processes to address requirements related to Medicare claim submissions. ASC 606-10-25-1 requires the Company to assess whether it is probable that it will collect substantially all of the consideration to which it will be entitled. Based upon the Company’s review of the Billing Article, it was determined to pause Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 that created uncertainty around the collection of the claims. Accordingly, the Company did not recognize revenue for approximately 3,200 AlloSure Kidney tests aggregating to $8.9 million for the three months ended March 31, 2023.
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
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is mainly derived from a combination of software as a service ("SaaS") and perpetual software license agreements entered into with various transplant centers, which are the Company's customers for this class of revenue. The main performance obligations in connection with the Company's SaaS and perpetual software license agreement are the following: (i) implementation services and delivery of the perpetual software license are considered a single performance obligation, and (ii) post contract support. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on the Company’s satisfaction of each distinct performance obligation in each agreement.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The amendments set forth in this ASU are effective for fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted the standard prospectively on January 1, 2022. The adoption of this new standard had no material impact on the Company's consolidated financial statements and disclosures.
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
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss used to compute basic and diluted net loss per share	$(23,749)	$(19,648)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	53,643,216	53,015,459
Net loss per share:
Basic and diluted	$(0.44)	$(0.37)
The following potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2023 and 2022 because their effect would be antidilutive:

	Three Months Ended March 31,
	2023	2022
Shares of common stock subject to outstanding options	3,248,696	2,091,422
Shares of common stock subject to outstanding common stock warrants	3,132	3,132
Restricted stock units	4,096,014	2,047,657
Total common stock equivalents	7,347,842	4,142,211

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
The following tables set forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$55,315	$—	$—	$55,315
Long-term marketable securities:
Corporate equity securities	1,272	—	—	1,272
Total	$56,587	$—	$—	$56,587
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$825	$825
Long-term liabilities:
Contingent consideration	—	—	4,089	4,089
Common stock warrant liability	—	—	25	25
Total	$—	$—	$4,939	$4,939

	December 31, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$66,594	$—	$—	$66,594
Long-term marketable securities:
Corporate equity securities	2,076	—	—	2,076
Total	$68,670	$—	$—	$68,670
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,025	$1,025
Long-term liabilities:
Contingent consideration	—	—	2,418	2,418
Common stock warrant liability	—	—	32	32
Total	$—	$—	$3,475	$3,475
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance as of December 31, 2022	$3,475
Change in estimated fair value of common stock warrant liability	(7)
Change in estimated fair value of contingent consideration	421
Addition of estimated fair value of contingent consideration	1,300
Payments related to contingent consideration	(250)
Balance as of March 31, 2023	$4,939
During March 2023, the Company wrote off $1.0 million of its investment in convertible preferred shares from a private company which was carried at cost. This private company's operations are in the process of being liquidated. The fair value of this investment was based on Level 3 inputs.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework.  The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At March 31, 2023 and December 31, 2022, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met multiplied by management’s estimate of the probability of success at a discounted rate of 7% and 12% at March 31, 2023 and December 31, 2022, respectively. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as a component of operating expenses until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
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

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$74,660	$171,892
Restricted cash	520	214
Total cash, cash equivalents, and restricted cash at the end of the period	$75,180	$172,106
Marketable Securities
All short-term marketable securities were considered held-to-maturity at March 31, 2023. At March 31, 2023, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of March 31, 2023. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less at March 31, 2023.
The long-term marketable equity securities were recorded at fair market value with changes in the fair value recognized in earnings at March 31, 2023 and December 31, 2022. The long-term marketable debt securities were considered available-for-sale at March 31, 2023 and December 31, 2022. The contractual maturities of the long-term marketable debt securities are less than three years.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
U.S. agency securities	$92,947	$1,222	$94,169
Corporate debt securities	118,332	113	118,445
Total short-term marketable securities	211,279	1,335	212,614
Long-term marketable securities:
Corporate equity securities	5,100	(3,828)	1,272
Corporate debt securities	—	—	—
Total long-term marketable securities	5,100	(3,828)	1,272
Total	$216,379	$(2,493)	$213,886

	December 31, 2022
	Amortized Cost	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
U.S. agency securities	$79,347	$452	$79,799
Corporate debt securities	123,821	(220)	123,601
Total short-term marketable securities	203,168	232	203,400
Long-term marketable securities:
Corporate equity securities	5,000	(2,924)	2,076
Total long-term marketable securities	5,000	(2,924)	2,076
Total	$208,168	$(2,692)	$205,476

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	March 31, 2023	December 31, 2022
Within one year	$211,279	$203,168
After one year through five years	—	—
Total	$211,279	$203,168
6. BUSINESS COMBINATIONS
HLA Data Systems
In January 2023, the Company acquired HLA Data Systems, a Texas-based company that provides software and interoperability solutions for the histocompatibility and immunogenetics community. The Company acquired HLA Data Systems with a combination of cash consideration paid upfront and contingent consideration with a fair value of $1.3 million.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. Acquisition-related costs of $0.4 million associated with the acquisition were expensed as incurred, and classified as part of general and administrative expenses in the condensed consolidated statement of operations.
Goodwill of $2.1 million arising from the acquisition primarily consists of synergies from integrating HLA Data Systems' technology with the current testing and digital solutions offered by the Company. The acquisition of HLA Data Systems will provide a robust and comprehensive Laboratory Information Management System and support the laboratory workflows. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Company’s existing operating segment.
The following table summarizes the fair values of the intangible assets acquired as of the acquisition date ($ in thousands):

	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$3,010	13
Developed technology	770	11
Trademarks	320	17
Total	$4,100
Customer relationships acquired by the Company represent the fair value of future projected revenue that is expected to be derived from sales of HLA Data Systems’ products to existing customers. The customer relationships’ fair value has been estimated utilizing a multi-period excess earnings method under the income approach, which reflects the present value of the projected cash flows that are expected to be generated by the customer relationships, less charges representing the contribution of other assets to those cash flows that use projected cash flows with and without the intangible asset in place. The economic useful life was determined based on the distribution of the present value of the cash flows attributable to the intangible asset.
The acquired developed technology represents the fair value of HLA Data Systems' proprietary software. The trademark acquired consists primarily of the HLA Data Systems brand and markings. The fair value of both the developed technology and the trademark were determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved due to its ownership of the asset. The royalty rates of 10% and 2% were used to estimate the fair value of the developed technology and the trademark, respectively.
A discount rate of 24% was utilized in estimating the fair value of these three intangible assets.
The pro forma impact of the HLA Data Systems acquisition is not material, and the results of operations of the acquisition have been included in the Company's condensed consolidated statements of operations from the respective acquisition date.
Consideration Paid
The following table summarizes the consideration paid for HLA Data Systems and the amounts of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date (in thousands):

Total
Consideration
Cash	$4,562
Total consideration	$4,562

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$1,162
Identifiable intangible assets	4,100
Current liabilities	(786)
Other current liabilities	(699)
Contingent considerations	(1,300)
Other liabilities	(7)
Total identifiable net assets acquired	2,470
Goodwill	2,092
Total consideration	$4,562

The allocation of the purchase price to assets acquired and liabilities assumed was based on the fair value of such assets and liabilities as of the acquisition date.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three months ended March 31, 2023. The balance of the Company's goodwill was $39.6 million as of March 31, 2023 and $37.5 million as of December 31, 2022.
Intangible Assets
The following table presents details of the Company’s intangible assets as of March 31, 2023 ($ in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$36,517	$(15,931)	$(2,336)	$18,250	7.5
Customer relationships	24,908	(7,852)	(2,067)	14,989	9.5
Commercialization rights	11,579	(3,549)	—	8,030	6.3
Trademarks and tradenames	4,860	(1,434)	(308)	3,118	9.2
Total intangible assets with finite lives	77,864	(28,766)	(4,711)	44,387
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$79,114	$(28,766)	$(4,711)	$45,637
The following table presents details of the Company’s intangible assets as of December 31, 2022 ($ in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,747	$(15,138)	$(2,369)	$18,240	7.5
Customer relationships	21,898	(7,459)	(2,104)	12,335	9.0
Commercialization rights	11,579	(3,233)	—	8,346	6.6
Trademarks and tradenames	4,540	(1,345)	(315)	2,880	8.5
Total intangible assets with finite lives	73,764	(27,175)	(4,788)	41,801
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$75,014	$(27,175)	$(4,788)	$43,051
Acquisition of Intangible Assets
In June 2021, the Company acquired commercialization rights in an exclusive partnership for comprehensive data analytics in relation to NGS-based metagenomics testing for infectious diseases. In 2022, the Company incurred additional costs related to this partnership of $1.0 million. These are included within commercialization rights as of March 31, 2023.
In June 2021, the Company acquired the Transplant Hero patient application. The patient application is included in Acquired and developed technology as of March 31, 2023.
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
The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of testing services	$329	$329
Cost of product	418	453
Cost of patient and digital solutions	248	236
Sales & marketing	595	605
Total	$1,590	$1,623
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2023 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2023	$987	$1,263	$761	$1,850	$4,861
2024	1,316	1,684	779	2,467	6,246
2025	1,316	1,684	610	2,467	6,077
2026	1,316	745	610	2,465	5,136
2027	1,316	745	610	2,451	5,122
Thereafter	2,825	3,299	1,605	9,216	16,945
Total future amortization expense	$9,076	$9,420	$4,975	$20,916	$44,387

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$3,247	$2,962
Work in progress	4,713	4,306
Raw materials	10,058	11,964
Total inventory	$18,018	$19,232
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Clinical studies	$13,883	$14,816
Professional fees	8,262	6,115
Short-term lease liability	5,738	5,591
Deferred revenue	5,841	5,342
Deferred payments for intangible assets	2,641	2,062
Accrued royalty	2,087	4,633
Laboratory processing fees and materials	1,760	2,189
License and other collaboration fees	1,017	1,000
Contingent consideration	825	1,025
Accrued shipping expenses	459	489
Capital expenditures	—	1,316
Other accrued expenses	4,372	4,553
Total accrued and other liabilities	$46,885	$49,131

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
As of March 31, 2023, the carrying value of the ROU asset was $33.4 million. The related current and non-current liabilities as of March 31, 2023 were $5.7 million and $32.0 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,983	$1,413
Total lease cost	$1,983	$1,413

March 31, 2023
Other information:
Weighted-average remaining lease term (in years)	6.05
Weighted-average discount rate (%)	7.1%
In February and June 2022, the Company entered into various lease agreements to lease office buildings in California, Nebraska, and Australia with lease terms ranging from 2 to 10.5 years. Certain leases have options to renew the respective lease terms ranging from 5 to 10 years.
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
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in July 2022 (in thousands):

	March 31, 2023	December 31, 2022
ROU assets	$13,776	$14,321
Lease liabilities	14,773	15,302
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in August 2022 (in thousands):

	March 31, 2023	December 31, 2022
ROU assets	$5,698	$5,814
Lease liabilities	5,937	6,005

Maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,	Operating Leases
Remainder of 2023	$5,854
2024	7,931
2025	7,681
2026	7,019
2027	7,166
Thereafter	10,604
Total lease payments	46,255
Less imputed interest	8,511
Present value of future minimum lease payments	37,744
Less operating lease liability, current portion	5,738
Operating lease liability, long-term portion	$32,006
The following table summarizes the supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,333	$972
Royalty Commitments
The Board of Trustees of the Leland Stanford Junior University (“Stanford”)
In June 2014, the Company entered into a license agreement with Stanford (the “Stanford License”), which granted the Company an exclusive license to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Under the terms of the Stanford License, the Company is required to pay an annual license maintenance fee, six milestone payments and royalties in the low single digits of net sales of products incorporating the licensed technology. In March 2023. the Stanford License agreement was amended, which reduces the maximum royalty rate to a lower rate at which the Company may be liable to Stanford effective from April 2022. As a result, the Company reversed the excess liability in March 2023.
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
In addition, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. Discovery is ongoing. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company's kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (“SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company’s accounting and public reporting practices. The Company also received an information request from a state regulatory agency. This state regulatory agency advised the Company that it has completed its review of the Company’s business practices and determined that no further information or action is required. In late 2022, the Company received a request for information from a separate state regulatory agency concerning specimen collection by a vendor in the state. The Company may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID, the SEC subpoena or the state regulatory agency information request raise any issues regarding the safety or efficacy of any of the Company's products or services and are cooperating fully with the investigations and the requests for information. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ or SEC investigations, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters.
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
Olymbios Matter
On April 15, 2022, a complaint was filed by Michael Olymbios against the Company in the Superior Court of the State of California for the County of San Mateo (the “San Mateo County Court”). The complaint alleges that the Company failed to pay certain fees and costs required to continue an arbitration proceeding against Dr. Olymbios, and that the Company has defamed Dr. Olymbios. Dr. Olymbios also seeks to void restrictive covenants previously agreed to by him in favor of the Company and to recover damages purportedly incurred by Dr. Olymbios. The Company filed a motion to compel arbitration and dismiss the case. On April 25, 2022, the San Mateo County Court granted the Company’s ex parte application to stay the case and advance the hearing date to June 10, 2022 for the motion to compel arbitration and dismiss. At the June 10, 2022 hearing, the San Mateo County Court found that the decision should be made by the arbitrator, and stayed the case. On July 19, 2022, Olymbios filed a motion to withdraw from arbitration before JAMS, which was denied on August 18, 2022. The matter is currently proceeding in arbitration. The Company intends to vigorously pursue its arbitration proceeding against Olymbios and to vigorously defend itself against Olymbios’ claims. The Company believes it has good and substantial support for it claims and good and substantial defenses to the claims alleged in the suit by Olymbios, but there is no guarantee that the Company will prevail if the case continues. The Company has not recorded any liabilities for this suit.
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
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaint on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. A hearing on these motions is scheduled for May 16, 2023. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
Derivative Actions
On September 21, 2022, Jeffrey Edelman brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of the Company’s Board of Directors (the “Edelman Derivative Action”). The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The action alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of the Company. The suit seeks a declaration that the individual defendants breached their fiduciary duties to the Company, violated Sections 14(a) and 20(a) of the Exchange Act and were unjustly enriched, and also seeks to recover damages sustained by the Company as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
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
On February 7, 2023, Jaysen Stevenson brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra and other current and former members of the Company’s Board of Directors (the “Stevenson Derivative Action”). The claims and allegations in the Stevenson Derivative Action are substantially similar to those in the Edelman Derivative Action. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The suit seeks declaratory relief and to recover alleged damages sustained by the Company as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there are no guarantees that the Company will prevail.
Insurance Matter
In December 2022, the Company filed a lawsuit against its Directors and Officers liability insurance carriers in San Mateo County Superior Court. The Company seeks a declaration that costs and fees incurred by the Company in responding to governmental investigatory requests are covered under its policies. The Company also asserts breach of contract against its primary insurer Great American Insurance Company for denying the claim. The policies provide up to $15 million in coverage limits. The Company intends to vigorously pursue its claims. The Company believes it has good and substantial support for its claims, but there is no guarantee that the Company will prevail in these claims.

10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the "401(k) Plan") covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.7 million for each of the three months ended March 31, 2023 and 2022.
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
In the three months ended March 31, 2023 and 2022, no warrants to purchase shares of common stock were exercised.
As of March 31, 2023, outstanding warrants to purchase common stock were:

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
				3,132

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2022	1,490,462	2,921,925	$28.13	3,094,396	$37.39
Additional shares authorized	2,141,330	—	—	—	—
Common stock awards for services	(7,649)	—	—	—	—
RSUs granted	(1,262,588)	—	—	1,262,588	15.27
RSUs vested	—	—	—	(170,077)	52.76
Options granted	(418,564)	418,564	15.50	—	—
Options exercised	—	(820)	2.06	—	—
Repurchase of common stock under employee incentive plans	50,254	—	—	—	—
RSUs forfeited	91,291	—	—	(91,291)	36.78
Options forfeited	12,949	(12,949)	31.32	—	—
Options expired	78,024	(78,024)	33.81	—	—
Balance—March 31, 2023	2,175,509	3,248,696	$26.52	4,095,616	$29.87
The total intrinsic value of options exercised was $0.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the total intrinsic value of outstanding RSUs was approximately $38.8 million and there were $74.2 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.65 years.

Options outstanding that have vested and are expected to vest at March 31, 2023 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,273	$25.39	5.72	$1,558
Expected to vest	1,695	27.05	8.97	3
Total	2,968			$1,561

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2023 for stock options that were in-the-money.
The total fair value of options that vested during the three months ended March 31, 2023 was $4.2 million. As of March 31, 2023, there were approximately $26.3 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 3.02 years.
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
During the offering period in 2022 that ended on December 31, 2022, 47,025 shares were purchased pursuant to the ESPP for aggregate proceeds of $0.5 million from the issuance of such shares, which occurred on January 2, 2023.
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Employee stock options
Expected term (in years)	6.0	6.0
Expected volatility	78.63%	76.93%
Risk-free interest rate	3.46%	1.65%
Expected dividend yield	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5
Expected volatility	77.88%	67.79%
Risk-free interest rate	4.94%	1.06%
Expected dividend yield	—%	—%
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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three months ended March 31, 2023 and 2022, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of testing services	$479	$19
Cost of product	360	128
Cost of patient and digital solutions	402	192
Research and development	1,962	2,190
Sales and marketing	3,737	3,123
General and administrative	6,814	4,982
Total	$13,754	$10,634
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
For the three months ended March 31, 2023 and 2022, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $12,000, respectively. The income tax expense of $0.1 million is primarily attributable to the U.S. current tax expense. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.

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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended March 31,
	2023	2022
Testing services revenue
United States	$61,647	$66,223
Rest of World	137	221
	$61,784	$66,444
Product revenue
United States	$3,727	$3,613
Europe	2,461	2,242
Rest of World	673	933
	$6,861	$6,788
Patient and digital solutions revenue
United States	$8,506	$6,153
Europe	84	10
Rest of World	27	21
	$8,617	$6,184

Total United States	$73,880	$75,989
Total Europe	$2,545	$2,252
Total Rest of World	$837	$1,175

Total	$77,262	$79,416
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	March 31, 2023	December 31, 2022
Long-lived assets:
United States	$34,917	$35,020
Europe	498	405
Rest of World	91	104
Total	$35,506	$35,529
15. RESTRUCTURING
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of the Company's operations in Fremantle, Australia, terminating its employees in that location and vacating its facilities there. As a result of this plan, the Company incurred $0.06 million in restructuring charges for the three months ended March 31, 2023. The Company expects to complete the closure of its Australia location in June 2024.

16. SUBSEQUENT EVENT
U.S. Restructuring Plan
In May 2023, the Company announced a reduction of its U.S. workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2023.
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
•our ability to obtain, maintain, continue and expand reimbursement coverage from payers for our current and other future testing services, if any, including with respect to AlloSure Kidney;
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
•our plans with respect to certain future Medicare reimbursement submissions;
•our ability to remediate the material weaknesses in our internal control over financial reporting of December 31, 2022; and
•our ability to comply with the requirements of being a public company.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Overview and Recent Highlights
CareDx, Inc., or collectively, the Company, we, us and our, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and patient and digital healthcare solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients.
Highlights for the Three Months Ended March 31, 2023 and Recent Highlights
•Delivered record number of patient test results for AlloMap® and AlloSure® of approximately 49,900 tests, growing year-over-year by 17%, and exceeding year-over-year market growth of 10%.
•Reported revenue of $77.3 million, a decrease of 3% year-over year. This excludes approximately $8.9 million in revenue associated with approximately 3,200 AlloSure Kidney Medicare tests that the Company did not submit for reimbursement in Q1 2023 (the “Impacted March Tests”), and plans to submit in Q2 2023. This was to allow the Company further time to understand and evaluate the implications of the new Billing Article related to the Local Coverage Determination covering AlloSure Kidney entitled Molecular Testing for Solid Organ Allograft Rejection (the “Billing Article”) issued in early March 2023.
Including the revenue associated with the Impacted March Tests, total revenue would have been $86.2 million and testing services revenue would have been $70.7 million, increases of 9% and 6% year-over-year, respectively, which would have been the highest ever quarterly revenues for the Company and its Testing Services business.
•Achieved record revenues of $8.6 million for Patient and Digital Solutions business, an increase of 39% year-over-year.
•Reported GAAP net loss of $23.7 million, non-GAAP net loss of $5.8 million and adjusted EBITDA loss of $6.4 million. Including revenue associated with the Impacted March Tests, the Company would have achieved a positive adjusted EBITDA of $2.5 million.
•Maintained strong balance sheet with $285.9 million in cash and cash equivalents and marketable securities, with no debt. Generated $0.7 million in net cash from operating activities compared to $21.5 million of cash used in operating activities in the first quarter of 2022. This represents the second consecutive quarter where the Company generated positive cash from its operating activities.
•Achieved cash collections at 110% of revenue for testing services, representing an approximate 10% year-over-year increase, and demonstrating continued strong operational progress on this key initiative.
•Strong transplant ecosystem support in response to the Billing Article from leading professional and patient societies, including the American Society of Transplantation, American Society of Transplant Surgeons, and the International Society for Heart and Lung Transplantation.
•Leading patient groups, including the Transplant Life Foundation, Transplant Recipients International Organization (TRIO), Transplant Families, and the Heart Brothers Foundation announced in a press release the results of a survey from over 1,000 patients, as well as caregivers and family members that 95% of patients surveyed are concerned that a new Medicare Billing Article limits coverage of non-invasive post-transplant tests.
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
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article will not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023, or the Revised Billing Article, and together with the Billing Article, the Billing Articles. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update CareDx’s test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
In the second quarter of 2023, we plan to submit claims for Medicare reimbursement for the Impacted March Tests, following the delivery by us of a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we plan to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Although we plan to submit claims for Medicare reimbursement for the Impacted March Tests, there is a risk that the claims are denied or that any reimbursement of such claims is subject to forfeiture.
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
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. The Revised Billing Article impacts Medicare coverage for AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, though acknowledged that the Billing Article is a change as to its previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. As previously discussed, Noridian has not adopted the Billing Articles. We continued the Medicare reimbursement submissions for AlloMap Heart following the issuance of the new Billing Articles. In addition, we are considering informing Noridian that until Noridian adopts the Revised Billing Article, we will continue to submit AlloMap Heart tests for reimbursement only when used in conjunction with AlloSure Heart. We are also considering informing Noridian that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Billing Articles. AlloMap Heart has received positive coverage decisions for reimbursement from many of the largest U.S. private payers.

In October 2020, we received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. The Revised Billing Article impacts Medicare coverage for AlloSure Heart and requires certain companies, including CareDx, to implement new processes to address requirements related to Medicare claim submissions. We continued the Medicare reimbursement submissions for AlloSure Heart following the issuance of the Billing Articles. In addition, we are considering informing Noridian that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. We are also considering informing Noridian that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Billing Articles. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
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
Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr, Inc., or Ottr and XynManagement, Inc., or XynManagement.
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
In January 2021, we acquired TransChart, LLC, or TransChart. TransChart provides EMR software to hospitals throughout the United States to care for patients who have or may need an organ transplant. As part of our acquisition of TransChart in January 2021, we acquired Tx Access, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
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
In December 2021, we acquired the Transplant Pharmacy, or TTP, a transplant focused pharmacy located in Mississippi. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S. In January 2023, we acquired HLA Data Systems, a Texas-based company that provides software and interoperability solutions for the histocompatibility and immunogenetics community. HLA Data Systems is a leader in the laboratory information management industry for human leukocyte antigen laboratories.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 80% and 84% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a LCD first issued by MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
On March 2, 2023, MolDX issued the Billing Article , with an effective date of March 31, 2023. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article will not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a the Revised Billing Article. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, though acknowledged that the Billing Article is a change as to our previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. Noridian has not adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update CareDx’s test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
In the second quarter of 2023, we plan to submit claims for Medicare reimbursement for the Impacted March Tests, following the delivery by us of a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we plan to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Although we plan to submit claims for Medicare reimbursement for the Impacted March Tests, there is a risk that the claims are denied or that any reimbursement of such claims is subject to forfeiture.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we are considering informing Noridian that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. We are also considering informing Noridian that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Billing Articles. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9% of our total revenue for each of the three months ended March 31, 2023 and 2022. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, TTP, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 11% and 7% of total revenue for the three months ended March 31, 2023 and 2022, respectively.

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
•Stock-based compensation; and
•Common stock warrant liability.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
(In thousands)

	Three Months Ended March 31,
	2023	2022	Change
Revenue:
Testing services revenue	$61,784	$66,444	$(4,660)
Product revenue	6,861	6,788	73
Patient and digital solutions revenue	8,617	6,184	2,433
Total revenue	77,262	79,416	(2,154)
Operating expenses:
Cost of testing services	15,296	17,628	(2,332)
Cost of product	4,066	4,399	(333)
Cost of patient and digital solutions	6,604	4,855	1,749
Research and development	24,357	21,880	2,477
Sales and marketing	23,231	23,148	83
General and administrative	28,032	26,559	1,473
Total operating expenses	101,586	98,469	3,117
Loss from operations	(24,324)	(19,053)	(5,271)
Other income (expense):
Interest income, net	2,666	189	2,477
Change in estimated fair value of common stock warrant liability	7	27	(20)
Other expense, net	(1,974)	(823)	(1,151)
Total other income (expense)	699	(607)	1,306
Loss before income taxes	(23,625)	(19,660)	(3,965)
Income tax (expense) benefit	(124)	12	(136)
Net loss	$(23,749)	$(19,648)	$(4,101)

Testing Services Revenue
Testing services revenue decreased by $4.7 million, or (7)%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily due to our determination, in light of the Billing Article, to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney by educating clinicians and working with centers to update the test order forms to capture the new information required under the Billing Article. The decrease in revenue was primarily driven by non-submission of approximately 3200 AlloSure Kidney tests in the quarter representing approximately $8.9 million in revenues. Overall, volume of tests increase of 17% year-over-year and an improvement in cash collections help partially offset this impact.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $2.4 million, or 39%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in pharmacy revenue of $1.3 million and an increase in software revenue of $1.2 million.
Cost of Testing Services
Cost of testing services decreased by $2.3 million, or (13)%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is primarily due to a reduction in royalty expense because of an amendment to the Stanford License agreement, which reduced the maximum royalty rate on AlloSure tests done from April 2022 and resulted in a reversal of the excess liability in March 2023, partially offset by an increase in sample and consumable costs due to high volume growth.

Cost of Product
Cost of product decreased by $0.3 million, or (8)%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is primarily due to adjustments in production variance.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $1.7 million, or 36%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase is primarily due to cost of goods from sales in the pharmacy business.
Research and Development
Research and development expenses increased by $2.5 million, or 11%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase is primarily due to an increase in personnel-related costs, including stock-based compensation of $0.6 million, an increase in clinical trial-related expense of $1.2 million and an increase in other expenses of $0.6 million.
General and Administrative
General and administrative expenses increased by $1.5 million, or 6%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase is primarily due to an increase in personnel-related costs, including stock-based compensation expense of $1.3 million, and an increase in rent and utility expense of $0.7 million, partially offset by a decrease in legal expenses of $0.7 million.
Other expense, net
Other expense, net decreased by $1.2 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to $1.0 million in investment write-off.
Interest income, net
Interest income, net increased by $2.5 million for the three months ended March 31, 2023, compared to the same period in 2022. The increase is primarily due to interest income earned on U.S. agency securities and corporate debt securities.
Income tax (expense) benefit
Income tax (expense) benefit decreased by $0.1 million for the three months ended March 31, 2023, compared to the same period in 2022. The decrease is primarily attributable to the U.S. current tax expense.
Cash Flows for the Three Months Ended March 31, 2023 and 2022
The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$671	$(21,468)
Investing activities	(14,771)	(156,032)
Financing activities	(1,138)	865
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	45
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,263)	$(176,590)
Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the three months ended March 31, 2023 was $0.7 million. Net operating assets increased $4.4 million. Our noncash items included $13.8 million in stock-based compensation expense, $3.4 million of depreciation and amortization expense, $1.3 million of amortization of right-of-use assets, $0.9 million of unrealized loss on long-term marketable equity securities, $1.0 million of asset impairment and write-downs and $0.8 million of amortization of premium on short-term marketable securities, net.
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
Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities of $14.8 million was primarily related to the purchases of marketable securities of $86.3 million and $2.8 million related to additions of capital expenditures, net. These payments were offset by maturities of marketable securities of $79.0 million.
For the three months ended March 31, 2022, net cash used in investing activities of $156.0 million was primarily related to the purchases of marketable securities of $148.5 million and $8.5 million related to additions of capital expenditures, net.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 of $1.1 million was primarily due to taxes paid related to net share settlements of restricted stock units of $0.7 million, repurchase and retirement of common stock of $0.7 million and payments of contingent consideration $0.3 million. These payments were partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $0.5 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $484.9 million at March 31, 2023. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $285.9 million and no debt outstanding.
With our continuing growth, we may require additional financing in the future to fund working capital and our development of future products. Additional financing might include issuance of equity securities, including through underwritten public offerings or “at-the-market” offerings, debt offerings or financings or a combination of these financings. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. We believe our existing cash balance and expected cash from existing operations, including cash from current license agreements and future license and collaboration agreements, or a combination of these, will be sufficient to meet our anticipated cash requirements for the next 12 months.$30.0 billion
At-the-Market Equity Offering
On April 14, 2022, we entered into a sales agreement, or the Sales Agreement, with Jefferies, LLC as sales agent, or Jefferies, pursuant to which we may offer and sell, from time to time, through Jefferies, up to $200.0 million in shares of our common stock, by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies is entitled to compensation for its services equal to 3% of the gross proceeds of any shares of common stock sold through Jefferies under the Sales Agreement. Any shares of common stock offered and sold pursuant to the Sales Agreement will be issued and sold pursuant to our Registration Statement on Form S-3ASR (File No. 333-239049), filed with the SEC on June 9, 2020, or the Registration Statement, including a base prospectus dated June 9, 2020, and a prospectus supplement dated April 14, 2022. The Registration Statement will expire on June 9, 2023.
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved our Stock Repurchase Program, or the Repurchase Program, whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended March 31, 2023, we purchased an aggregate of 59,472 shares of our common stock under the Repurchase Program for an aggregate purchase price of $0.7 million. As of March 31, 2023, $48.7 million remained available for future share repurchases under the Repurchase Program.

Factors Affecting Our Performance
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
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a LCD first issued by MolDX”, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
On March 2, 2023, MolDX issued the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article will not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued the Revised Billing Article. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update CareDx’s test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
In the second quarter of 2023, we plan to submit claims for Medicare reimbursement for the Impacted March Tests, following the delivery by us of a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we plan to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Although we plan to submit claims for Medicare reimbursement for the Impacted March Tests, there is a risk that the claims are denied or that any reimbursement of such claims is subject to forfeiture.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we are considering informing Noridian that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. We are also considering informing Noridian that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Billing Articles. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.

AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as the ISHLT included AlloMap in guidelines, payers adopted coverage policies and no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has varied, and is expected to continue to vary by payer. Revenue growth depends on our ability to maintain Medicare and third party payer reimbursement, and to expand utilization by healthcare providers. See the discussion above under "The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report".
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
Reimbursement for AlloSure Kidney
On September 26, 2017, we received notice that the MolDX Program developed by Palmetto GBA had set AlloSure Kidney reimbursement at $2,841. Effective October 9, 2017, AlloSure Kidney was made available for commercial testing with Medicare coverage and reimbursement. See the discussion above under "The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report". We believe the use of AlloSure Kidney, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, we believe AlloSure Kidney can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.
Reimbursement for AlloSure Heart
In October 2020, we received a final Palmetto MolDx Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative Contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. See the discussion above under "The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report".
Continued Growth of Product Sales
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and solid organs.
Our historical product portfolio includes QTYPE and Olerup SSP. QTYPE enables speed and precision in HLA typing at a low to intermediate resolution for samples that require a fast turn-around-time and uses real-time PCR methodology. QTYPE received CE mark certification on April 10, 2018. Olerup SSP is used to type HLA alleles based on the SSP technology.
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
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. With the addition of HLA Data Systems, we are now able to support HLA laboratories in managing their day-to-day workflow.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of March 31, 2023 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements, and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $285.9 million at March 31, 2023, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents of $293.1 million at December 31, 2022, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.9 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at March 31, 2023, would have negatively impacted our financial results for the three months ended March 31, 2023 by $0.4 million and our product revenue by $0.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, in light of the material weaknesses identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 27, 2023, the following material weaknesses were identified as of December 31, 2022:
General Information Technology Controls. We did not design and maintain effective general information technology controls (“GITCs”), for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties, logical access controls to prevent unauthorized user access and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology (“IT”), program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties; and (iii) Computer and Network operations controls to ensure that batch and interface jobs are monitored and privileges are appropriately granted, authorized and monitored. As a result, business process controls (automated and manual) that are dependent on the ineffective GITCs, or that rely on data produced from systems impacted by the ineffective GITCs, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures.

Purchase Order Approval Workflow. We did not design and maintain effective process-level control activities related to procurement to ensure appropriate approval of purchase orders, which could affect the amount and classification of costs capitalized or expensed.
COSO Framework. We did not fully maintain components of the COSO framework, including elements of the control environment, information and communication, and control activities and monitoring activities components, relating to: (i) sufficiency of competent personnel to perform internal control activities and support the achievement of our internal control objectives; (ii) enforcing accountability of personnel for the performance of their internal control responsibilities across the organization in the pursuit of objectives; (iii) designing and maintaining general control activities over technology to support the achievement of our internal control objectives; (iv) performing control activities in accordance with established policies in a timely manner; and (v) performing sufficient reviews of information to assess its relevance, accuracy, and completeness in supporting the internal control components. As such, our management concluded that we did not have an adequate process in place to complete our assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.
After giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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
•Improving the control environment in relation to personnel training and accountability of Sarbanes-Oxley Act of 2002 ("SOX") control activities;
•Hiring additional personnel in the IT and Finance and Accounting departments with an appropriate level of knowledge and experience to effectively execute our processes and procedures; and
•Expanding controls and/or applying appropriate procedures to address the design and operation of internal controls related to the procure-to-pay process.
In 2023 to date, we have hired three additional full time and contractors resources in our IT and Finance and Accounting departments to support our remediation efforts. We expect, and are planning, to continue adding incremental staffing in these departments throughout the year. We are in the process of developing and delivering SOX compliance training to control owners and are also actively working on and updating the design of our controls and controls procedures to ensure we address the root causes of the material weaknesses. We have also enhanced our communication by frequently holding meetings with key management personnel and members of the Audit Committee to discuss the SOX program. In regards to the procure-to-pay process, we are implementing a new automated control for the purchase order approval workflow and a new accounts payable system. In addition, we are investing in and implementing other systems that will assist us in monitoring the timely execution of controls, and we expect to continue to implement these throughout the remaining part of the year.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission or the SEC, on February 27, 2023, or the Form 10-K, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended March 31, 2023, our net loss was $23.7 million. As of March 31, 2023, we had an accumulated deficit of $484.9 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the quarter ended March 31, 2023, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 53% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through an LCD first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian Healthcare Solutions, the Company’s Medicare Administrative Contractor, or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753.
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article will not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023, or the Revised Billing Article, and together with the Billing Article, the Billing Articles. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause its Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update its billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update our test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
In the second quarter of 2023, we plan to submit claims for Medicare reimbursement for the Impacted March Tests, following the delivery by our of a letter to Noridian explaining, among other things, (i) we believe that the Billing Articles impose new restrictions on Medicare coverage for our tests from those contained in the existing LCDs, (ii) that we plan to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Although we plan to submit claims for Medicare reimbursement for the Impacted March Tests, there is a risk that the claims are denied or that any reimbursement of such claims is subject to forfeiture.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we are considering informing Noridian that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. We are also considering informing Noridian that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Billing Article, or where the reason for testing is not specified by the ordering physician, will either be held pending the receipt of additional information regarding medical necessity or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Billing Articles. There is a risk that claims submitted for reimbursement through June 30, 2023 for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles subject to forfeiture.
If an AlloMap Heart, AlloSure Kidney or AlloSure Heart reimbursement rate that is significantly lower than the current rate is set by CMS or MolDx in the future, it could cause us to discontinue AlloMap Heart, AlloSure Kidney or AlloSure Heart testing for Medicare patients because providing tests at a substantially lowered reimbursement rate may not be economically viable. In addition, our revenues for AlloSure Kidney in 2023 are expected to be materially lower than in prior periods as a result of lower overall testing volumes in 2023 due to the impact of the Billing Articles. Given the significant portion of payments represented by Medicare, our remaining test revenue may be insufficient to sustain our operations.
If future reimbursement price levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts, including the Billing Articles.
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
Any decision by CMS or its local contractors to reduce or deny coverage for our tests, including as a result of the Billing Articles or otherwise, would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare covered patients to reduce or discontinue the use of our tests.
Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart and AlloSure Lung tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
We expect that sales of testing services and products will account for a substantial portion of our revenue for at least the next two years. If we are unable to increase sales of our testing services or products or successfully develop and commercialize other solutions, tests or enhancements, or if we do not recommence our Medicare reimbursement submissions for AlloSure Kidney in the near term or at the same levels in place prior to the Billing Articles, our revenues and ability to achieve profitability would be impaired, and the market price of our common stock could decline.
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
Reimbursement for AlloSure Kidney, AlloMap Heart and AlloSure Heart comes primarily from Medicare and private third party payers such as insurance companies and managed care organizations. The reimbursement process can take six months or more to complete depending on the payer. AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a LCD first issued by MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. See the discussion regarding the Billing Articles under the risk factor above titled “We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance”.
Coverage policies approving AlloMap Heart have been adopted by many of the largest private payers. Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms. We continue to work with third-party payers to expand and seek such coverage and to appeal denial decisions based on existing and ongoing studies, peer reviewed publications, support from physician and patient groups and the growing number of AlloMap Heart tests that have been reimbursed by public and private payers. There are no assurances that the current policies will not be modified in the future. If our test is considered on a policy-wide level by major third-party payers, whether at our request or on their own initiative, and our test is determined to be ineligible for coverage and reimbursement by such payers, if we do not submit for

Medicare reimbursement for AlloSure Kidney for certain prior or future periods or if the Billing Articles limit Medicare reimbursement for AlloSure Heart or AlloMap Heart commencing on June 30, 2023, our collection efforts and potential for revenue growth could be adversely impacted.
Our Medicare Part B coverage for AlloSure Kidney and AlloMap Heart is included in a formal local coverage decision for molecular diagnostics. However, any change in this coverage decision or other future adverse coverage decisions by the CMS, including with respect to coding or as a result of the Billing Articles, could substantially reduce our revenue.
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
Since the launch of AlloSure Kidney in October 2016, and at the instruction of the MolDX Program of Palmetto, the test has been billed utilizing an unlisted CPT code. If in the future CMS makes a determination to no longer provide coverage for services billed with an unlisted CPT code, our ability to bill and obtain reimbursement from public and private payers could be negatively impacted. In addition, the Billing Article indicates that we will need to obtain additional “Z” codes for AlloSure Kidney in order to submit for future Medicare reimbursement. In addition, there can be no assurance that any of our tests or other offerings currently being promoted or on the market or being leveraged by clinicians or patients without FDA clearance or approval will continue to be allowed without such clearance or approval.
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
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with our patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, we moved to dismiss the rest of Natera’s claims. On September 6, 2022, we withdrew the motion to dismiss. Discovery is ongoing. We intend to defend both of these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaint on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. A hearing on these motions is scheduled for May 16, 2023. We intend to defend ourselves vigorously, and believes that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
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
In addition, on February 7, 2023, Jaysen Stevenson brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Stevenson Derivative Action, against us as nominal defendant and Reginald Seeto, Ankur Dhingra, Peter Maag and other current and former members of our Board of Directors. The claims and allegations in the Stevenson Derivative Action are substantially similar to those in the Edelman Derivative Action. The plaintiff alleges that the individual defendants breached their fiduciary duties as our directors and/or officers and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The suit seeks declaratory relief and to recover alleged damages sustained by us as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
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

•changes in coverage and reimbursement or in reimbursement-related laws directly affecting our business, including as a result of the Billing Articles;
•our decision to recommence Medicare reimbursement submissions for AlloSure Kidney;
•our decision to issue future financial guidance and the terms of such guidance;
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
•our decision to recommence Medicare reimbursement submissions for AlloSure Kidney;
•our decision to issue future financial guidance and the terms of such guidance;
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
As of March 31, 2023, we had cash, cash equivalents and marketable securities of $285.9 million and an accumulated deficit of $484.9 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; increased inflation globally and in the U.S. in particular; the government closure of Silicon Valley Bank and potential liquidity concerns at other financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
Our current or future restructuring plans, including our recent decision to discontinue our operations in Fremantle, Australia, may not optimize costs and simplify our organizational and corporate structure and may materially impair our business operations.
In January 2023, we announced a restructuring plan intended to optimize costs and simplify our organizational and corporate structure. Our restructuring plan includes the discontinuation of our operations in Fremantle, Australia, terminating our employees in that location and vacating our facilities there. The winding down of our operations in Australia has, and any additional restructuring efforts may, divert management's attention, increase expenses on a short term basis and lead to potential issues with employees, customers, or suppliers. If we do not complete these activities in a timely manner; or do not realize anticipated cost savings, synergies and efficiencies; or business disruption occurs during or following such activities; or we incur unanticipated charges, our business, financial condition, operating results, and cash flows may be materially impaired.
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

See the discussion of the Billing Articles under the risk factor above titled "Health insurers and other third-party payers may decide to revoke coverage of our existing test, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects".
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal and those claims were denied. We continue to pursue appeals of these claims consistent with our statutory rights. We have met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. We expect further intensification of the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. We could be forced to expend considerable resources responding to these audits or other inquiries. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart and future solutions, as well as the results of Noridian's referral to CMS and any audits or inquiries evaluating the medical necessity of our services creates a risk that our claims are denied or that any historical reimbursement of such claims is subject to forfeiture and could negatively affect our revenue, cash flows and profitability.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and quiescent leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of March 31, 2023, we had 20 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have one issued U.S. patent covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart, which will expire in March 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease, which will expire between August 2024 and September 2029.
In connection with our June 2014 acquisition of ImmuMetrix, Inc., we obtained an exclusive license from Stanford to one U.S. patent issued in April 2014 relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Additional patents from Stanford included in the exclusive license were issued, including one in 2017, two in 2019, four in 2021, two in 2022 and one in 2023, that further cover the use of dd-cfDNA to diagnose and predict transplant status or outcome. These patents will expire between 2030 and 2032.
Our patents and the patents we exclusively license from others may be successfully challenged by third parties as being invalid or unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure. This ruling may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies, without payment to us. On March 29, 2023, we entered into an agreement with Stanford whereby we agreed, among other things, to seek a review from the United States Supreme Court, or the Review. During the pendency of the Review, certain of our licensing payment and reporting obligations to Stanford with respect to licensed products sold in the U.S., and our right to terminate the Exclusive Agreement upon 30 days’ advance notice to Stanford, are suspended. However, there can be no assurance that the Review will be granted or that any decision by the Supreme Court will be granted in our favor. Third parties may independently develop similar or competing technology that avoids the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 3, 2023 to March 31, 2023, our closing stock price ranged from $8.83 to $17.61 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our common stock is currently traded on the Nasdaq Global Market, but we can provide no assurances that there will be active trading on that market or on any other market in the future. If there is no active market or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares. The market price of our common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, factors that could cause fluctuations in the market price of our common stock include the following:
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
•our prior decision to withdraw our revenue guidance for fiscal 2023;
•our decision to issue future financial guidance and the terms of such guidance; and
•general economic conditions and slow or negative growth of our markets.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 62.1% of our common stock as of May 8, 2023. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
During the three months ended March 31, 2023, we purchased an aggregate of 59,472 shares of our common stock under the Repurchase Program for an aggregate purchase price of $0.7 million. As of March 31, 2023, $48.7 million remained available for future share repurchase under the Repurchase Program.
In the event we make any additional stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board of Directors may modify or amend the Repurchase Program, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.
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
These material weaknesses have not been remediated as of the date of this Quarterly Report on Form 10-Q. Our management has been engaged in developing and implementing remediation plans to address the material weaknesses described above. However, the material weaknesses will not be fully remediated until management can demonstrate the full effectiveness of controls over a sufficient period of time, and we can give no assurance on the success of such measures or the outcome of our assessment of these measures at this time.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended March 31, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 - January 31, 2023	29,991	(1)	$12.92	17,702	(4)	$49.1	(4)
February 1, 2023 - February 28, 2023	40,422	(2)	16.45	9,220	(4)	49.0	(4)
March 1, 2023 - March 31, 2023	39,313	(3)	10.05	32,550	(4)	48.7	(4)
Total	109,726			59,472	(4)
(1) Comprised of: (a) 12,289 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $13.06 which represents the average fair market value of common stock on the date of withholding, and (b) 17,702 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $12.81.

(2) Comprised of: (a) 31,202 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $16.85 which represents the average fair market value of common stock on the date of withholding, and (b) 9,220 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $15.11.
(3) Comprised of: (a) 6,763 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $10.74 which represents the average fair market value of common stock on the date of withholding, and (b) 32,550 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $9.91.
(4) On December 3, 2022, our Board of Directors approved our stock repurchase program, authorizing us to purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Amended and Restated Bylaws.

4.1(4)	Form of Registrant’s common stock certificate.

4.2(5)#	2014 Equity Incentive Plan, as amended.

4.3(6)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(7)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(8)#	2016 Inducement Equity Incentive Plan.

4.6(9)	Form of Warrant.

4.7(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1*#	CareDx, Inc. Outside Director Compensation Policy, effective April 1, 2023.

10.2*†
Agreement Regarding Payment of Royalties and Amendment to the Amended and Restated Exclusive License, by and between The Board of Trustees of the Leland Stanford Junior University and the Registrant, entered into on March 29, 2023.

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

CAREDX, INC.
(Registrant)

Date: May 10, 2023	By:	/s/ REGINALD SEETO, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)