Form 10-Q
period 2023-06-30
CareDx, Inc.
filed 2023-08-08
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
There were 54,168,848 shares of the registrant’s Common Stock issued and outstanding as of August 4, 2023.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$87,786	$89,921
Marketable securities	194,887	203,168
Accounts receivable	51,625	66,312
Inventory	18,840	19,232
Prepaid and other current assets	7,676	9,216
Total current assets	360,814	387,849
Property and equipment, net	36,084	35,529
Operating leases right-of-use assets	32,118	34,689
Intangible assets, net	43,529	43,051
Goodwill	39,655	37,523
Restricted cash	584	522
Other assets	2,036	3,828
Total assets	$514,820	$542,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,880	$9,942
Accrued compensation	14,441	16,902
Accrued and other liabilities	50,175	49,131
Total current liabilities	74,496	75,975
Deferred tax liability	51	—
Common stock warrant liability	—	32
Deferred payments for intangible assets	4,224	2,418
Operating lease liability, less current portion	30,589	33,406
Other liabilities	247	249
Total liabilities	109,607	112,080
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 54,013,601 shares issued and outstanding at June 30, 2023; 53,583,301 shares issued and 53,533,250 shares outstanding at December 31, 2022	52	52
Additional paid-in capital	923,514	898,806
Accumulated other comprehensive loss	(8,450)	(7,503)
Accumulated deficit	(509,903)	(460,444)
Total stockholders’ equity	405,213	430,911
Total liabilities and stockholders’ equity	$514,820	$542,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Testing services revenue	$53,414	$67,135	$115,198	$133,579
Product revenue	7,876	6,714	14,737	13,502
Patient and digital solutions revenue	9,011	6,785	17,628	12,969
Total revenue	70,301	80,634	147,563	160,050
Operating expenses:
Cost of testing services	15,324	18,230	30,620	35,858
Cost of product	3,926	3,887	7,992	8,286
Cost of patient and digital solutions	6,637	5,422	13,241	10,277
Research and development	20,233	22,632	44,590	44,512
Sales and marketing	21,630	26,950	44,861	50,098
General and administrative	29,327	25,232	57,359	51,791
Restructuring costs	848	—	848	—
Total operating expenses	97,925	102,353	199,511	200,822
Loss from operations	(27,624)	(21,719)	(51,948)	(40,772)
Other income (expense):
Interest income, net	2,871	478	5,537	667
Change in estimated fair value of common stock warrant liability	3	48	10	75
Other expense, net	(271)	(553)	(2,245)	(1,376)
Total other income (expense)	2,603	(27)	3,302	(634)
Loss before income taxes	(25,021)	(21,746)	(48,646)	(41,406)
Income tax benefit (expense)	68	49	(56)	61
Net loss	$(24,953)	$(21,697)	$(48,702)	$(41,345)
Net loss per share (Note 3):
Basic	$(0.46)	$(0.41)	$(0.91)	$(0.78)
Diluted	$(0.46)	$(0.41)	$(0.91)	$(0.78)
Weighted-average shares used to compute net loss per share:
Basic	53,846,260	53,249,545	53,745,299	53,133,149
Diluted	53,846,260	53,249,545	53,745,299	53,133,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(24,953)	$(21,697)	$(48,702)	$(41,345)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,011)	(2,092)	(947)	(2,512)
Net comprehensive loss	$(25,964)	$(23,789)	$(49,649)	$(43,857)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
Issuance of common stock under employee stock purchase plan	47,025	—	456	—	—	456
Repurchase and retirement of common stock	(59,472)	—	—	—	(690)	(690)
RSU settlements, net of shares withheld	123,910	—	(785)	—	—	(785)
Issuance of common stock for services	7,649	—	93	—	—	93
Issuance of common stock for cash upon exercise of stock options	820	—	2	—	—	2
Employee stock-based compensation expense	—	—	13,719	—	—	13,719
Foreign currency translation adjustment	—	—	—	64	—	64
Net loss	—	—	—	—	(23,749)	(23,749)
Balance at March 31, 2023	53,653,182	52	912,291	(7,439)	(484,883)	420,021
Repurchase and retirement of common stock	(12,000)	—	—	—	(67)	(67)
RSU settlements, net of shares withheld	362,710	—	(1,508)	—	—	(1,508)
Issuance of common stock for services	3,647	—	36	—	—	36
Issuance of common stock for cash upon exercise of stock options	2,930	—	6	—	—	6
Issuance of common stock for cash upon exercise of warrants	3,132	—	26	—	—	26
Employee stock-based compensation expense	—	—	12,663	—	—	12,663
Foreign currency translation adjustment	—	—	—	(1,011)	—	(1,011)
Net loss	—	—	—	—	(24,953)	(24,953)
Balance at June 30, 2023	54,013,601	$52	$923,514	$(8,450)	$(509,903)	$405,213
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

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(48,702)	$(41,345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	26,454	23,227
Depreciation and amortization	7,093	5,363
Asset impairments and write-downs	1,000	—
Amortization of right-of-use assets	2,652	1,822
Unrealized loss on long-term marketable equity securities	852	486
Revaluation of contingent consideration to estimated fair value	488	564
Amortization of premium on short-term marketable securities, net	(2,091)	540
Revaluation of common stock warrant liability to estimated fair value	(10)	(75)
Changes in operating assets and liabilities:
Accounts receivable	15,225	(10,562)
Inventory	12	(2,506)
Prepaid and other assets	2,101	(514)
Operating leases liabilities, net	(2,677)	(1,962)
Accounts payable	14	4,486
Accrued compensation	(2,528)	(12,290)
Accrued and other liabilities	289	7,579
Change in deferred taxes	—	(158)
Net cash provided by (used in) operating activities	172	(25,345)
Investing activities:
Acquisition of business, net of cash acquired	(4,562)	(102)
Acquisition of intangible assets	—	(2,100)
Purchases of short-term marketable securities	(135,271)	(182,913)
Maturities of short-term marketable securities	145,643	42,984
Purchase of corporate equity securities	(100)	—
Additions of capital expenditures	(5,133)	(13,111)
Net cash provided by (used in) investing activities	577	(155,242)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	456	999
Taxes paid related to net share settlement of restricted stock units	(2,164)	(3,892)
Proceeds from exercise of warrants	4	—
Proceeds from exercise of stock options	7	2,011
Payment of contingent consideration	(250)	(250)
Repurchase and retirement of common stock	(757)	—
Net cash used in financing activities	(2,704)	(1,132)
Effect of exchange rate changes on cash and cash equivalents	(118)	59
Net decrease in cash, cash equivalents and restricted cash	(2,073)	(181,660)
Cash, cash equivalents, and restricted cash at beginning of period	90,443	348,696
Cash, cash equivalents, and restricted cash at end of period	$88,370	$167,036
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
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr”) and XynManagement, Inc. (“XynManagement”), as well as the acquisitions of TransChart LLC (“TransChart”), MedActionPlan.com, LLC (“MedActionPlan”) and The Transplant Pharmacy, LLC (“TTP”) in 2021 and HLA Data Systems, LLC (“HLA Data Systems”) in January 2023.
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination (“LCD”) first issued by Palmetto MolDX (“MolDX”), which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, the Company’s Medicare Administrative Contractor (“Noridian”). The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, the Company received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD L38568. The Medicare reimbursement rate for AlloSure Lung is $2,753. Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart, in a given patient encounter, for heart transplant surveillance is covered, subject to certain limitations, for Medicare beneficiaries through the MolDX LCD L38568. The Medicare reimbursement rate for HeartCare is $5,993.
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection (the “Billing Article”). Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed CareDx that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023 (the “Revised Billing Article” and together with the Billing Article, the “Billing Articles”). The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
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
On May 18, 2023, the Company submitted a letter to Noridian explaining, among other things, (i) the Company’s belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs,

(ii) that the Company planned to submit claims for reimbursement for the Impacted March Tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, the Company submitted claims for reimbursement for the Impacted March Tests for which the Company subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
The Company has certain unbilled AlloSure Kidney claims with a service date after March 31, 2023, where the reason for testing is not specified by the ordering physician. The Company is in the process of supplementation for these tests. If these AlloSure Kidney tests are within the parameters of the Revised Billing Article, the Company will bill and would expect to recognize revenue in the quarter that the supplementation is completed.
CareDx continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, CareDx informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, CareDx will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. The Company also informed Noridian on May 18, 2023 that (i) until June 30, 2023, it plans to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article.
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
Clinical Studies
In January 2018, the Company initiated the Kidney Allograft Outcomes AlloSure Kidney Registry study (“K-OAR”) to develop additional data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,700 renal transplant patients who will receive AlloSure Kidney long-term surveillance.
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
In January 2021, the Company acquired TransChart. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. As part of the Company's acquisition of TransChart in January 2021, the Company acquired TxAccess, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs, closely follow and assist patients through the transplant waitlist process and, ultimately, through transplantation.
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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $509.9 million at June 30, 2023. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $282.7 million and no debt outstanding.
Shelf Registration Statement
On May 10, 2023, the Company filed a universal shelf registration statement (File No. 333-271814) (the “Registration Statement”), whereby the Company can sell from time to time shares of its common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the Securities and Exchange Commission prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program"), whereby the Company may purchase up to $50 million of shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 30, 2023, the Company purchased an aggregate of 12,000 shares and 71,472 shares of its common stock, respectively, under the Repurchase Program for an aggregate purchase price of $0.1 million and $0.8 million, respectively. As of June 30, 2023, $48.6 million remained available for future share repurchase under the Repurchase Program.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended June 30, 2023 and 2022, approximately 44% and 54%, respectively, of total revenue was derived from Medicare. For the six months ended June 30, 2023 and 2022, approximately 43% and 54%, respectively, of total revenue was derived from Medicare.
As of June 30, 2023 and December 31, 2022, approximately 33% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either June 30, 2023 or December 31, 2022.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of June 30, 2023, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheet.
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
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of June 30, 2023, the Company's long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.

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
As of June 30, 2023, the Company’s leases had remaining terms of 0.42 years to 9.60 years, some of which include options to extend the lease term.
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

On March 2, 2023, MolDX issued a new Billing Article, with an effective date of March 31, 2023. The Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap and requires the Company to implement new processes to address requirements related to Medicare claim submissions. ASC 606-10-25-1 requires the Company to assess whether it is probable that it will collect substantially all of the consideration to which it will be entitled when determining if a contract with a customer exists. Based upon the Company’s review of the Billing Article, it was determined to pause Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 that created uncertainty around the collection of the claims. Accordingly, the Company did not recognize revenue for approximately 3,200 AlloSure Kidney tests aggregating to $8.9 million for the three months ended March 31, 2023.
On May 18, 2023, the Company submitted a letter to Noridian explaining, among other things, (i) the Company’s belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that the Company planned to submit claims for reimbursement for the Impacted March Tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian, on May 18, 2023, the Company submitted claims for reimbursement for the Impacted March Tests, for which the Company subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
The Company has certain unbilled AlloSure Kidney claims with a service date after March 31, 2023, where the reason for testing is not specified by the ordering physician. The Company is in the process of supplementation for these tests. If these AlloSure Kidney tests are within the parameters of the Revised Billing Article, the Company will bill and would expect to recognize revenue in the quarter that the supplementation is completed.
The Company continues its Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, the Company informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, the Company will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart.
Product Revenue
Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. The Company generally has a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and the risk of loss is passed to the customer upon either shipping or delivery, as per the terms of the agreement.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is mainly derived from a combination of software as a service ("SaaS") and perpetual software license agreements entered into with various transplant centers, which are the Company's customers for this class of revenue. The main performance obligations in connection with the Company's SaaS and perpetual software license agreements are the following: (i) implementation services and delivery of the perpetual software license, which are considered a single performance obligation, and (ii) post contract support. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on the Company’s satisfaction of each distinct performance obligation in each agreement.
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

Recent Accounting Pronouncements
There were no recently adopted accounting standards which would have a material effect on the Company's condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on the Company's condensed consolidated financial statements and accompanying disclosures.

3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss used to compute basic and diluted net loss per share	$(24,953)	$(21,697)	$(48,702)	$(41,345)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	53,846,260	53,249,545	53,745,299	53,133,149
Net loss per share:
Basic and diluted	$(0.46)	$(0.41)	$(0.91)	$(0.78)
The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2023 and 2022 because their effect would be antidilutive:

	Three and Six Months Ended June 30,
	2023	2022
Shares of common stock subject to outstanding options	3,383,661	2,497,986
Shares of common stock subject to outstanding common stock warrants	—	3,132
Restricted stock units	5,190,029	2,591,882
Total common stock equivalents	8,573,690	5,093,000

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
The following tables set forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$59,446	$—	$—	$59,446
Long-term marketable securities:
Corporate equity securities	1,325	—	—	1,325
Total	$60,771	$—	$—	$60,771
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$928	$928
Long-term liabilities:
Contingent consideration	—	—	4,224	4,224
Total	$—	$—	$5,152	$5,152

	December 31, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$66,594	$—	$—	$66,594
Long-term marketable securities:
Corporate equity securities	2,076	—	—	2,076
Total	$68,670	$—	$—	$68,670
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,025	$1,025
Long-term liabilities:
Contingent consideration	—	—	2,418	2,418
Common stock warrant liability	—	—	32	32
Total	$—	$—	$3,475	$3,475

The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance as of December 31, 2022	$3,475
Exercise of warrants	(22)
Change in estimated fair value of common stock warrant liability	(10)
Change in estimated fair value of contingent consideration	488
Addition of estimated fair value of contingent consideration	1,471
Payments related to contingent consideration	(250)
Balance as of June 30, 2023	$5,152
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
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At June 30, 2023 and December 31, 2022, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates ranging from 7% to 12% at June 30, 2023 and at 12% December 31, 2022. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
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

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$87,786	$166,832
Restricted cash	584	204
Total cash, cash equivalents, and restricted cash at the end of the period	$88,370	$167,036
Marketable Securities
All short-term marketable securities were considered held-to-maturity at June 30, 2023. At June 30, 2023, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of June 30, 2023. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less.
The long-term marketable equity securities were recorded at fair market value with changes in the fair value recognized in earnings at June 30, 2023 and December 31, 2022. The long-term marketable debt securities were considered available-for-sale at June 30, 2023 and December 31, 2022. The contractual maturities of the long-term marketable debt securities are less than three years.
The amortized cost, gross unrealized holding gains (losses), and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
U.S. agency securities	$101,666	$1,672	$103,338
Corporate debt securities	93,221	354	93,575
Total short-term marketable securities	194,887	2,026	196,913
Long-term marketable securities:
Corporate equity securities	5,100	(3,775)	1,325
Total long-term marketable securities	5,100	(3,775)	1,325
Total	$199,987	$(1,749)	$198,238

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
U.S. agency securities	$79,347	$452	$79,799
Corporate debt securities	123,821	(220)	123,601
Total short-term marketable securities	203,168	232	203,400
Long-term marketable securities:
Corporate equity securities	5,000	(2,924)	2,076
Total long-term marketable securities	5,000	(2,924)	2,076
Total	$208,168	$(2,692)	$205,476

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	June 30, 2023	December 31, 2022
Within one year	$194,887	$203,168
After one year through five years	—	—
Total	$194,887	$203,168

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

The preliminary allocation of the purchase price to assets acquired and liabilities assumed was based on the fair value of such assets and liabilities as of the acquisition date.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and six months ended June 30, 2023. The balance of the Company's goodwill was $39.7 million as of June 30, 2023 and $37.5 million as of December 31, 2022.
Intangible Assets
The following table presents details of the Company’s intangible assets as of June 30, 2023 ($ in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$36,517	$(16,728)	$(2,546)	$17,243	7.3
Customer relationships	24,908	(8,253)	(2,316)	14,339	9.3
Commercialization rights	11,579	(3,865)	—	7,714	6.1
Trademarks and tradenames	4,860	(1,524)	(353)	2,983	9.0
Total intangible assets with finite lives	77,864	(30,370)	(5,215)	42,279
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$79,114	$(30,370)	$(5,215)	$43,529

The following table presents details of the Company’s intangible assets as of December 31, 2022 ($ in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,747	$(15,138)	$(2,369)	$18,240	7.5
Customer relationships	21,898	(7,459)	(2,104)	12,335	9.0
Commercialization rights	11,579	(3,233)	—	8,346	6.6
Trademarks and tradenames	4,540	(1,345)	(315)	2,880	8.5
Total intangible assets with finite lives	73,764	(27,175)	(4,788)	41,801
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$75,014	$(27,175)	$(4,788)	$43,051
Acquisition of Intangible Assets
In January 2023, the Company acquired the intangible assets of HLA Data Systems. The intangible assets are included in Acquired and developed technology, Customer relationships and Trademarks and tradenames as of June 30, 2023.
Amortization of Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the condensed consolidated statements of operations.

The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of testing services	$329	$329	$658	$658
Cost of product	416	437	834	890
Cost of patient and digital solutions	255	236	503	472
Sales & marketing	606	543	1,201	1,148
Total	$1,606	$1,545	$3,196	$3,168
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2023 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2023	$658	$813	$507	$1,220	$3,198
2024	1,316	1,626	779	2,429	6,150
2025	1,316	1,626	610	2,429	5,981
2026	1,316	733	610	2,426	5,085
2027	1,316	733	610	2,413	5,072
Thereafter	2,825	3,263	1,605	9,100	16,793
Total future amortization expense	$8,747	$8,794	$4,721	$20,017	$42,279

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$3,661	$2,962
Work in progress	5,494	4,306
Raw materials	9,685	11,964
Total inventory	$18,840	$19,232
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Clinical studies	$13,797	$14,816
Professional fees	10,858	6,115
Deferred revenue	6,058	5,342
Short-term lease liability	5,809	5,591
Deferred payments for intangible assets	2,650	2,062
Accrued royalty	2,380	4,633
Laboratory processing fees and materials	2,084	2,189
License and other collaboration fees	1,000	1,000
Contingent consideration	928	1,025
Capital expenditures	420	1,316
Accrued shipping expenses	329	489
Other accrued expenses	3,862	4,553
Total accrued and other liabilities	$50,175	$49,131
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
As of June 30, 2023, the carrying value of the ROU asset was $32.1 million. The related current and non-current liabilities as of June 30, 2023 were $5.8 million and $30.6 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,972	$1,372	$3,955	$2,785
Total lease cost	$1,972	$1,372	$3,955	$2,785

	June 30, 2023	December 31, 2022
Other information:
Weighted-average remaining lease term (in years)	5.84	6.26
Weighted-average discount rate (%)	7.1%	7.1%
In February and June 2022, the Company entered into various lease agreements to lease office buildings in California, Nebraska, and Australia with lease terms ranging from 2 to 10.5 years. Certain leases have options to renew the respective lease terms ranging from 5 to 10 years.
In June 2022, the Company modified the termination date of the lease agreement for its former headquarters in South San Francisco, California from December 31, 2022 to July 15, 2022. As a result, the Company remeasured its lease liability using the current incremental borrowing rate and made an adjustment by reducing the ROU asset and lease liability by $0.5 million.
Lease liabilities for the lease agreements made in February and June 2022 are recognized at the present value of the fixed lease payments using the current incremental borrowing rate at the lease commencement date. ROU assets are recognized based on the initial present value of the fixed lease payments.
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in July 2022 (in thousands):

	June 30, 2023	December 31, 2022
ROU assets	$13,227	$14,321
Lease liabilities	14,241	15,302
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in August 2022 (in thousands):

	June 30, 2023	December 31, 2022
ROU assets	$5,582	$5,814
Lease liabilities	5,836	6,005
Maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2023	$3,821
2024	7,960
2025	7,709
2026	7,019
2027	7,166
Thereafter	10,604
Total lease payments	44,279
Less imputed interest	7,881
Present value of future minimum lease payments	36,398
Less operating lease liability, current portion	5,809
Operating lease liability, long-term portion	$30,589

The following table summarizes the supplemental cash flow information related to leases for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,366	$952	$2,699	$1,924
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
Cibiltech Commitments
Pursuant to that certain license and commercialization agreement that the Company entered into with Cibiltech SAS (“Cibiltech”) effective April 30, 2019, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from iBox. See also Note 16.
Other Commitments
Pursuant to the Illumina Agreement, the Company has agreed to minimum purchase commitments of finished products and raw materials from Illumina, Inc. through 2023.
Litigation and Indemnification Obligations
In response to the Company's false advertising suit filed against Natera Inc. (“Natera”) on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury, which the Company intends to appeal. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury found to be false advertising.
On July 19, 2022, the United States Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing the Company’s patent infringement suit against Natera. In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit.
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
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company's kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (“SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company’s accounting and public reporting practices. The Company also received an information request from a state regulatory agency. This state regulatory agency advised the Company that it has completed its review of the Company’s business practices and determined that no further information or action is required. In late 2022, the Company received a request for information from a separate state regulatory agency concerning specimen collection by a vendor and additional inquiries in 2023 regarding licensure issues in that state. The Company may receive additional requests for information from the DOJ, SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID, the SEC subpoena or the state regulatory agency information requests raise any issues regarding the safety or efficacy of any of the Company's products or services and are cooperating fully with the investigations and the request for information. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ or SEC investigations, any state regulatory agency information requests, or any other requests or investigations that may arise in the future regarding these or other subject matters.
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
Olymbios Matter
On April 15, 2022, a complaint was filed by Michael Olymbios against the Company in the Superior Court of the State of California for the County of San Mateo (the “San Mateo County Court”). The complaint alleges that the Company failed to pay certain fees and costs required to continue an arbitration proceeding against Dr. Olymbios, and that the Company has defamed Dr. Olymbios. Dr. Olymbios also seeks to void restrictive covenants previously agreed to by him in favor of the Company and to recover damages purportedly incurred by Dr. Olymbios. The Company filed a motion to compel arbitration and dismiss the case. On April 25, 2022, the San Mateo County Court granted the Company’s ex parte application to stay the case and advance the hearing date to June 10, 2022 for the motion to compel arbitration and dismiss. At the June 10, 2022 hearing, the San Mateo County Court found that the decision should be made by the arbitrator, and stayed the case. On July 19, 2022, Dr. Olymbios filed a motion to withdraw from arbitration before Judicial Arbitration and Mediation Services, Inc., which was denied on August 18, 2022. The matter is currently proceeding in arbitration. The Company intends to vigorously pursue its arbitration proceeding against Dr. Olymbios and to vigorously defend itself against Dr. Olymbios’ claims. The Company believes it has good and substantial support for it claims and good and substantial defenses to the claims alleged in the suit by Dr. Olymbios, but there is no guarantee that the Company will prevail if the case continues. The Company has not recorded any liabilities for this suit.
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
On May 24, 2023, the court granted the Company’s motion to strike and motion to dismiss, dismissing all claims against defendants with leave to amend. On June 28, 2023, plaintiffs filed a second amended complaint against the Company, Reginald Seeto, Ankur Dhingra, and Peter Maag. Under a briefing schedule ordered by the court on June 12, 2023, defendants’ motion to dismiss and motion to strike the second amended complaint was filed on July 26, 2023, plaintiffs’ opposition is due August 23, 2023 and defendants’ reply is due September 13, 2023. The court has scheduled oral argument for October 31, 2023. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
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
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action. The consolidated derivative action remains stayed.
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
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the "401(k) Plan") covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.5 million for each of the three months ended June 30, 2023 and 2022. The Company incurred expenses related to contributions to the 401(k) Plan of $1.2 million for each of the six months ended June 30, 2023 and 2022.
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
In the three and six months ended June 30, 2023, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4,000.
In the three and six months ended June 30, 2022, no warrants to purchase shares of common stock were exercised.
As of June 30, 2023, no warrants to purchase common stock were outstanding.
12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2022	1,490,462	2,921,925	$28.13	3,094,396	$37.39
Additional shares authorized	2,141,330	—	—	—	—
Common stock awards for services	(11,296)	—	—	—	—
RSUs granted	(3,302,174)	—	—	3,302,174	11.17
RSUs vested	—	—	—	(714,320)	35.92
Options granted	(680,788)	680,788	12.60	—	—
Options exercised	—	(3,750)	1.98	—	—
Repurchase of common stock under employee incentive plans	233,356	—	—	—	—
RSUs forfeited	491,831	—	—	(491,831)	28.09
Options forfeited	118,886	(118,886)	32.21	—	—
Options expired	96,416	(96,416)	33.70	—	—
Balance—June 30, 2023	578,023	3,383,661	$24.57	5,190,419	$21.71
The total intrinsic value of options exercised was $19,000 and $31,000 for the three and six months ended June 30, 2023, respectively. The total intrinsic value of options exercised was $0.3 million and $1.3 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the total intrinsic value of outstanding RSUs was approximately $45.3 million and there were $72.9 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.71 years.
Options outstanding that have vested and are expected to vest at June 30, 2023 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,757	$24.34	6.77	$854
Expected to vest	1,323	26.16	8.94	—
Total	3,080			$854

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at June 30, 2023 for stock options that were in-the-money.
The total fair value of options that vested during the three and six months ended June 30, 2023 was $8.2 million and $12.4 million, respectively. As of June 30, 2023, there were approximately $23.2 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.86 years.
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
During the offering period in 2023 that ended on June 30, 2023, 143,817 shares were purchased pursuant to the ESPP for aggregate proceeds of $1.0 million from the issuance of such shares, which occurred on July 6, 2023.
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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock options
Expected term (in years)	5.0	5.9	5.6	5.9
Expected volatility	76.63%	76.94%	77.86%	76.94%
Risk-free interest rate	3.99%	2.88%	3.67%	2.41%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	93.38%	67.79%	93.38%	67.79%
Risk-free interest rate	5.47%	2.51%	5.47%	2.51%
Expected dividend yield	—%	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and six months ended June 30, 2023 and 2022, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of testing services	$492	$566	$971	$585
Cost of product	274	402	634	530
Cost of patient and digital solutions	367	391	769	583
Research and development	1,704	2,323	3,666	4,513
Sales and marketing	2,779	3,907	6,516	7,030
General and administrative	7,084	5,004	13,898	9,986
Total	$12,700	$12,593	$26,454	$23,227
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
For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $68,000 and an income tax expense of $56,000, respectively. For the three and six months ended June 30, 2022, the Company recorded an income tax benefit of $49,000 and $61,000, respectively. The income tax benefit of $68,000 and the income tax expense of $56,000 for the three and six months ended June 30, 2023 is primarily attributable to the U.S. current tax expense and the decrease of deferred tax assets on income generated in Australia. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.

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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Testing services revenue
United States	$53,269	$66,905	$114,916	$133,128
Rest of World	145	230	282	451
	$53,414	$67,135	$115,198	$133,579
Product revenue
United States	$4,320	$3,577	$8,047	$7,190
Europe	2,532	2,383	4,993	4,625
Rest of World	1,024	754	1,697	1,687
	$7,876	$6,714	$14,737	$13,502
Patient and digital solutions revenue
United States	$8,889	$6,525	$17,395	$12,678
Europe	121	210	205	220
Rest of World	1	50	28	71
	$9,011	$6,785	$17,628	$12,969

Total United States	$66,478	$77,007	$140,358	$152,996
Total Europe	$2,653	$2,593	$5,198	$4,845
Total Rest of World	$1,170	$1,034	$2,007	$2,209

Total	$70,301	$80,634	$147,563	$160,050
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2023	December 31, 2022
Long-lived assets:
United States	$35,515	$35,020
Europe	489	405
Rest of World	80	104
Total	$36,084	$35,529

15. RESTRUCTURING
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of the Company's operations in Fremantle, Australia, terminating its employees in that location and vacating its facilities there. The Company incurred immaterial restructuring charges for each of the three and six months ended June 30, 2023. The Company expects to complete the closure of its Australia location in June 2024.
In May 2023, the Company announced a reduction of its U.S. workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs. As a result of this plan, the Company incurred $0.8 million in restructuring charges for the three months ended June 30, 2023.

16. SUBSEQUENT EVENTS
Settlement of Obligation with Cibiltech
In July 2023, the Company entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the Company agreed to pay a certain amount of its obligation owed to Cibiltech. A judicial court in Paris, France, granted the liquidation of Cibiltech, which filed for bankruptcy. In the Settlement Agreement, Cibiltech irrevocably waived and relinquished any and all claims, demands, grievances, proceeding, actions or other requests, whether judicial, administrative, arbitral or otherwise, against the Company. The outstanding obligation of the Company with Cibiltech as of June 30, 2023 was waived and relinquished, except for the amount that the Company agreed to per the Settlement Agreement.
Securities Holders’ Agreement
In July 2023, the Company entered into a Securities Holders’ Agreement (the “Agreement”) with a private entity based in France. The private entity was established to continue Cibiltech’s activity, which consists of designing, developing, publishing, promoting, distributing, and marketing of software related to predictive solutions, to monitoring and/or to remote monitoring in the field of human organ allotrasplantation, allografting, and chronic organ diseases. The private entity retained all assets of Cibiltech, including its licenses. Pursuant to the Agreement, the Company agreed to invest a certain amount in the private entity in order to continue the commercialization of the iBox technology.
Business Combination
In July 2023, the Company acquired MediGO, Inc. (“MediGO”), an organ transplant supply chain and logistics company. MediGO provides access to donated organs by digitally transforming donation and transplantation workflows to increase organ utilization. Its comprehensive software platform optimizes complex logistics from referral to recovery and during the critical movement of organs and teams, gives organ procurement organizations and transplant centers the ability to unify decentralized stockholders, coordinate resources and make vital decisions with the goal of increasing organ utilization and improving equity and access to transplantation. The acquisition will be accounted for as a business combination. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation will be determined when additional information becomes available.

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
Highlights for the Three Months Ended June 30, 2023 and Recent Highlights
•CareDx received the industry’s first and only multimodal MolDX approval in transplant with HeartCare for Medicare patients.
•CareDx received the industry’s first and only donor-derived cell-free DNA (dd-cfDNA) MolDX approval for lung transplant patients with AlloSure® Lung for Medicare patients.
•Reported revenue of $70.3 million, a decrease of 13% year-over-year due to the impact of the Medicare Billing Article revisions.
•Reported testing services revenue of $53.4 million, a decrease of 20% year-over-year. Archived growth in non-testing services business with revenues of $9.0 million for Patient and Digital Solutions and $7.9 million for Products, representing year-over-year growth of 33% and 17%, respectively.
•Achieved over 80% adoption of new test requisition forms (TRFs) by the end of June, two quarters ahead of target.
•Delivered approximately 37,500 patient test results for AlloMap® and AlloSure, a decline of approximately 17% year-over-year, driven by the impact of the Medicare Billing Article revisions and operational adjustments required of customers.
•Collected over $20.0 million in incremental cash driven by cash collections at 110% of revenue for testing services in the last three quarters.
•Maintained strong balance sheet with $282.7 million of cash and cash equivalents, and marketable securities, with no debt.
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
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023, or the Revised Billing Article, and together with the Billing Article, the Billing Articles. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update CareDx’s test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
We have certain unbilled AlloSure Kidney claims with a service date after March 31, 2023, where the reason for testing is not specified by the ordering physician. We are in the process of supplementation for these tests. If these AlloSure Kidney tests are within the parameters of the Revised Billing Article, we will bill and would expect to recognize revenue in the quarter that the supplementation is completed.
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
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016, before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al. evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently its utility in the assessment of T-cell mediated rejection (TCMR) 1A and borderline rejection was published in the American Journal of Transplant, or AJT, and the outcomes of 1,000 patients were published in Kidney International.
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
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. The Revised Billing Article impacts Medicare coverage for AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, though acknowledged that the Billing Article is a change as to its previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. As previously discussed, Noridian has not adopted the Billing Articles. We continued the Medicare reimbursement submissions for AlloMap Heart following the issuance of the new Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we will continue to submit AlloMap Heart tests for reimbursement only when used in conjunction with AlloSure Heart. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. AlloMap Heart has received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
In October 2020, we received a final Palmetto MolDX Medicare coverage decision for AlloSure Heart. In November 2020, Noridian issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. The Revised Billing Article impacts Medicare coverage for AlloSure Heart and requires certain companies, including CareDx, to implement new processes to address requirements related to Medicare claim submissions. We continued the Medicare reimbursement submissions for AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
We have also successfully completed several landmark clinical trials in the transplant field demonstrating the clinical utility of AlloMap Heart for surveillance of heart transplant recipients. We initially established the analytical and clinical validity of AlloMap Heart based on our Cardiac Allograft Rejection Gene Expression Observational (Deng, M. et al., Am. J. Transplantation 2006) study, which was published in the AJT. A subsequent clinical utility trial, Invasive Monitoring Attenuation through Gene Expression (Pham MX et al., N. Eng. J. Med., 2010), published in The New England Journal of Medicine, demonstrated that clinical outcomes in recipients managed with AlloMap Heart surveillance were equivalent (non-inferior) to outcomes in recipients managed with biopsies. The results of our clinical trials have also been presented at major medical society congresses. AlloMap Heart is now recommended as part of the International Society for Heart and Lung Transplantation, or ISHLT, guidelines.
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
Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart, in a given patient encounter, for heart transplant surveillance is covered, subject to certain limitations, for Medicare beneficiaries through the MolDX LCD L38568. The Medicare reimbursement rate for HeartCare is $5,993.
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies, launched in April 2020, is the ALARM study, or AlloSure Lung Allograft Remote Monitoring, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC is being measured. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In October 2021, we launched AlloSure Lung as part of the CHEST 2021 Annual Meeting. We have gained early adoption with some commercial payers. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD L38568. The Medicare reimbursement rate for AlloSure Lung is $2,753.
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
In 2023, we continue to develop and progress our NGS product lines and software through exclusive and non-exclusive collaborations.
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
Financial Operations Overview
Revenue
We derive our revenue from testing services, product sales and patient and digital solutions revenues. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, an entity satisfies a performance obligation.
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 76% and 78% of our total revenue for the three and six months ended June 30, 2023, respectively, and 83% of our total revenue for each of the three and six months ended June 30, 2022. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
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
On March 2, 2023, MolDX issued the Billing Article, with an effective date of March 31, 2023. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued the Revised Billing Article. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, though acknowledged that the Billing Article is a change as to our previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. Noridian has not adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update CareDx’s test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
We have certain unbilled AlloSure Kidney claims with a service date after March 31, 2023, where the reason for testing is not specified by the ordering physician. We are in the process of supplementation for these tests. If these AlloSure Kidney tests are within the parameters of the Revised Billing Article, we will bill and would expect to recognize revenue in the quarter that the supplementation is completed.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 11% and 10% of our total revenue for the three and six months ended June 30, 2023, respectively, and 8% of our total revenue for each of the three and six months ended June 30, 2022. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.

Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, TTP, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 13% and 12% of total revenue for the three and six months ended June 30, 2023, respectively, and 8% of our total revenue for each of the three and six months ended June 30, 2022.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
(In thousands)

	Three Months Ended June 30,
	2023	2022	Change
Revenue:
Testing services revenue	$53,414	$67,135	$(13,721)
Product revenue	7,876	6,714	1,162
Patient and digital solutions revenue	9,011	6,785	2,226
Total revenue	70,301	80,634	(10,333)
Operating expenses:
Cost of testing services	15,324	18,230	(2,906)
Cost of product	3,926	3,887	39
Cost of patient and digital solutions	6,637	5,422	1,215
Research and development	20,233	22,632	(2,399)
Sales and marketing	21,630	26,950	(5,320)
General and administrative	29,327	25,232	4,095
Restructuring costs	848	—	848
Total operating expenses	97,925	102,353	(4,428)
Loss from operations	(27,624)	(21,719)	(5,905)
Other income (expense):
Interest income, net	2,871	478	2,393
Change in estimated fair value of common stock warrant liability	3	48	(45)
Other expense, net	(271)	(553)	282
Total other income (expense)	2,603	(27)	2,630
Loss before income taxes	(25,021)	(21,746)	(3,275)
Income tax benefit	68	49	19
Net loss	$(24,953)	$(21,697)	$(3,256)

Testing Services Revenue
Testing services revenue decreased by $13.7 million, or (20)%, for the three months ended June 30, 2023, compared to the same period in 2022. The decrease is primarily driven by a reduction in the AlloSure Kidney volume due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Article. This change impacted the volume of total Medicare tests for AlloSure Kidney, leading to a decrease in overall revenue of $22.5 million. This decrease was partially offset by $7.8 million of revenue recognized on approximately 2,800 of the approximately 3,200 AlloSure Kidney tests which were not submitted for reimbursement in the first quarter of 2023 but were billed and reimbursed by Medicare in the second quarter of 2023.
AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside of the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, were held pending the receipt of additional information. We are in the process of supplementation for these tests. If these tests are within the parameters of the Revised Billing Article, we will bill and would expect to recognize revenue in the quarter that the supplementation is completed. The costs associated in running the tests have been included in the Cost of Testing Services within the consolidated statements of operations.
Product Revenue
Product revenue increased by $1.2 million, or 17%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase is due to higher sales of our commercial NGS-based kitted solutions.

Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $2.2 million, or 33%, for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in pharmacy revenue of $1.2 million and an increase in software revenue of $1.1 million.
Cost of Testing Services
Cost of testing services decreased by $2.9 million, or (16)%, for the three months ended June 30, 2023, compared to the same period in 2022. The decrease is attributed to lower overall volume due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Article, a change in the overall product mix and a reduction in royalty expense as a result of an amendment to the Stanford License agreement, which reduced the maximum royalty rate on AlloSure tests.
Cost of Product
Cost of product increased by $39,000, or 1%, for the three months ended June 30, 2023, compared to the same period in 2022. The increased cost of product due to the increase in sales volume was offset by a decrease in scrap and obsolescence of $0.2 million, a decrease in stock-based compensation expense of $0.1 million, a decrease in standard cost of $0.1 million and a decrease in royalty expense of $0.1 million.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $1.2 million, or 22%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase is primarily due to cost of goods from sales in the pharmacy business.
Restructuring costs
Restructuring costs were incurred for the three months ended June 30, 2023, which relate to employee severance pay and related costs.
Research and Development
Research and development expenses decreased by $2.4 million, or (11)%, for the three months ended June 30, 2023, compared to the same period in 2022. The decrease is primarily due to a decrease in personnel-related costs of $0.7 million, a decrease in consulting expense of $0.9 million and a decrease in stock-based compensation expense of $0.6 million.
Sales and Marketing
Sales and marketing expenses decreased by $5.3 million, or (20)%, for the three months ended June 30, 2023, compared to the same period in 2022. The decrease is primarily due to a decrease in personnel-related costs of $1.1 million, a decrease in stock-based compensation expense of $1.1 million, a decrease in travel expense of $1.1 million and a decrease in marketing programs and tradeshows expense of $1.9 million, partially offset by an increase in amortization expense of $0.1 million.
General and Administrative
General and administrative expenses increased by $4.1 million, or 16%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase is primarily due to an increase in personnel-related costs of $0.7 million, an increase in stock-based compensation expense of $2.1 million and an increase in legal expense of $1.8 million, partially offset by a decrease in other expenses of $0.5 million.
Interest income, net
Interest income, net increased by $2.4 million for the three months ended June 30, 2023, compared to the same period in 2022. The increase is primarily due to interest income earned on U.S. agency securities and corporate debt securities.
Other expense, net
Other expense, net decreased by $0.3 million for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to a reduction of foreign exchange loss of $0.2 million.

Comparison of the Six Months Ended June 30, 2023 and 2022
(In thousands)

	Six Months Ended June 30,
	2023	2022	Change
Revenue:
Testing services revenue	$115,198	$133,579	$(18,381)
Product revenue	14,737	13,502	1,235
Patient and digital solutions revenue	17,628	12,969	4,659
Total revenue	147,563	160,050	(12,487)
Operating expenses:
Cost of testing services	30,620	35,858	(5,238)
Cost of product	7,992	8,286	(294)
Cost of patient and digital solutions	13,241	10,277	2,964
Research and development	44,590	44,512	78
Sales and marketing	44,861	50,098	(5,237)
General and administrative	57,359	51,791	5,568
Restructuring costs	848	—	848
Total operating expenses	199,511	200,822	(1,311)
Loss from operations	(51,948)	(40,772)	(11,176)
Other income (expense):
Interest income, net	5,537	667	4,870
Change in estimated fair value of common stock warrant liability	10	75	(65)
Other expense, net	(2,245)	(1,376)	(869)
Total other income (expense)	3,302	(634)	3,936
Loss before income taxes	(48,646)	(41,406)	(7,240)
Income tax (expense) benefit	(56)	61	(117)
Net loss	$(48,702)	$(41,345)	$(7,357)
Testing Services Revenue
Testing services revenue decreased by $18.4 million, or (14)%, for the six months ended June 30, 2023, compared to the same period in 2022. The decrease is primarily driven by a reduction in the AlloSure Kidney volume due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Article. This change impacted a volume mix shift from Medicare to non-Medicare, which impacted revenues to be 55% of Testing Services Revenue for the six months ended June 30, 2023 as compared to 65% of the Testing Services Revenue for the six months ended June 30, 2022. Also, AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside of the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, were held pending the receipt of additional information. We are in in the process of supplementation for these tests. If these tests are within the parameters of the Revised Billing Article, we will bill and would expect to recognize revenue in the quarter that the supplementation is completed.
Product Revenue
Product revenue increased by $1.2 million, or 9%, for the six months ended June 30, 2023, compared to the same period in 2022. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $4.7 million, or 36%, for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase in pharmacy revenue of $2.5 million and an increase in software revenue of $2.2 million.

Cost of Testing Services
Cost of testing services decreased by $5.2 million, or (15)%, for the six months ended June 30, 2023, compared to the same period in 2022. The decrease is attributed to a reduction in royalty expense as a result of an amendment to the Stanford License agreement, which reduced the maximum royalty rate on AlloSure tests.
Cost of Product
Cost of product decreased by $0.3 million, or (4)%, for the six months ended June 30, 2023, compared to the same period in 2022. The decrease is primarily due to a decrease in standard cost of $1.0 million and a decrease in scrap and obsolescence of $0.1 million, partially offset by an increase in production variances of $0.7 million and an increase in stock-based compensation expense of $0.1 million.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $3.0 million, or 29%, for the six months ended June 30, 2023, compared to the same period in 2022. The increase is primarily due to cost of goods from sales in the pharmacy business.
Restructuring costs
Restructuring costs were incurred for the six months ended June 30, 2023, which relate to employee severance pay and related costs.
Sales and Marketing
Sales and marketing expenses decreased by $5.2 million, or (10)%, for the six months ended June 30, 2023, compared to the same period in 2022. The decrease is primarily due to a decrease in personnel-related costs of $1.3 million, a decrease in stock-based expense of $0.5 million, a decrease in travel related expenses of $1.0 million, a decrease in advertising and marketing related costs of $1.4 million and a decrease in sponsorship and tradeshows of $1.6 million, partially offset by other operational costs.
General and Administrative
General and administrative expenses increased by $5.6 million, or 11%, for the six months ended June 30, 2023, compared to the same period in 2022. The increase is primarily due to an increase in personnel-related costs of $0.2 million, an increase in stock-based compensation expense of $4.0 million, an increase in legal expense of $1.1 million and an increase in computer hardware and software expenses of $0.2 million.
Interest income, net
Interest income, net increased by $4.9 million for the six months ended June 30, 2023, compared to the same period in 2022. The increase is primarily due to interest income earned on U.S. agency securities and corporate debt securities.
Other expense, net
Other expense, net increased by $0.9 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a $1.0 million investment write-off.
Income tax (expense) benefit
Income tax (expense) benefit decreased by $0.1 million for the six months ended June 30, 2023, compared to the same period in 2022. The decrease is primarily attributable to the decreased tax assets on income generated in Australia.

Cash Flows for the Six Months Ended June 30, 2023 and 2022
The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$172	$(25,345)
Investing activities	577	(155,242)
Financing activities	(2,704)	(1,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118)	59
Net decrease in cash, cash equivalents and restricted cash	$(2,073)	$(181,660)
Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the six months ended June 30, 2023 was $0.2 million. Net operating assets increased $12.4 million. Our noncash items included $26.5 million in stock-based compensation expense, $7.1 million of depreciation and amortization expense, $2.7 million of amortization of right-of-use assets, $0.9 million of unrealized loss on long-term marketable equity securities, $1.0 million of asset impairment and write-downs, $0.5 million of revaluation of contingent consideration to estimated fair value and $2.1 million of amortization of premium on short-term marketable securities, net.
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
Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities of $0.6 million was primarily related to maturities of marketable securities of $145.6 million, offset by the purchases of marketable securities of $135.3 million, $5.1 million related to additions of capital expenditures, net and $4.6 million acquisition of business, net of cash acquired.
For the six months ended June 30, 2022, net cash used in investing activities of $155.2 million was primarily related to the purchases of marketable securities of $182.9 million and $13.1 million related to additions of capital expenditures, net.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 of $2.7 million was primarily due to taxes paid related to net share settlements of restricted stock units of $2.2 million, repurchase and retirement of common stock of $0.8 million and payments of contingent consideration $0.3 million. These payments were partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $0.5 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $509.9 million at June 30, 2023. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $282.7 million and no debt outstanding.
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
Shelf Registration Statement
On May 10, 2023, we filed a universal shelf registration statement (File No. 333-271814), or the Registration Statement, whereby we can sell from time to time shares of our common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for our own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the Securities and Exchange Commission prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved our Stock Repurchase Program, or the Repurchase Program, whereby we may purchase up to $50 million of shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 30, 2023, we purchased an aggregate of 12,000 shares and 71,472 shares of our common stock, respectively, under the Repurchase Program for an aggregate purchase price of $0.1 million and $0.8 million, respectively. As of June 30, 2023, $48.6 million remained available for future share repurchase under the Repurchase Program.

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
On March 2, 2023, MolDX issued the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued the Revised Billing Article. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update CareDx’s test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as the ISHLT included AlloMap in guidelines, payers adopted coverage policies and no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has varied, and is expected to continue to vary by payer. Revenue growth depends on our ability to maintain Medicare and third-party payer reimbursement, and to expand utilization by healthcare providers. See the discussion above under “The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report”.
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
Reimbursement for AlloSure Kidney
On September 26, 2017, we received notice that the MolDX Program developed by Palmetto GBA had set AlloSure Kidney reimbursement at $2,841. Effective October 9, 2017, AlloSure Kidney was made available for commercial testing with Medicare coverage and reimbursement. See the discussion above under “The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report”. We believe the use of AlloSure Kidney, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a kidney transplant. In particular, we believe AlloSure Kidney can improve patient care by helping healthcare providers to reduce the use of invasive biopsies and determine the appropriate dosage levels of immunosuppressants.
Reimbursement for AlloSure Heart
In October 2020, we received a final Palmetto MolDX Medicare coverage decision for AlloSure Heart. In November 2020, Noridian Healthcare Solutions, our Medicare Administrative Contractor, issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. See the discussion above under “The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report”.
Reimbursement for AlloSure Lung
Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD L38568. The Medicare reimbursement rate for AlloSure Lung is $2,753. See the discussion above under “The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report”.
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
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina's NGS product line for use in transplantation diagnostic testing. As a result, on June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA was discontinued in December 2021 and we have progressively converted existing customers to AlloSeq Tx. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines in the field of bone marrow and solid organ transplantation on diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, a NGS solution for chimerism testing for stem cell transplant recipients.
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
Development of Additional Services and Products
Our development pipeline includes other solutions to help clinicians and transplant centers make personalized treatment decisions throughout a transplant patient’s lifetime. We expect to invest in research and development in order to develop additional services and products. Our success in developing new services and products will be important in our efforts to grow our business by expanding our potential market opportunity and diversifying our sources of revenue.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of June 30, 2023 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements and the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $282.7 million at June 30, 2023, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents of $293.1 million at December 31, 2022, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.8 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at June 30, 2023, would have negatively impacted our financial results for the six months ended June 30, 2023 by $0.4 million and our product revenue by $0.7 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, in light of the material weaknesses identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.
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
In 2023 to date, we have hired seven additional full time and contractors resources in our IT and Finance and Accounting departments to support our remediation efforts. We expect, and are planning, to continue adding incremental staffing in these departments throughout the year. We are in the process of delivering SOX compliance training to control owners and are updating the design of our controls and controls procedures to ensure we address the root causes of the material weaknesses. We have also enhanced our communication by frequently holding meetings with key management personnel and members of the Audit Committee to discuss the SOX program. In regards to the procure-to-pay process, we are implementing a new automated control for the purchase order approval workflow and a new accounts payable system. In addition, we are investing in and implementing other systems that will assist us in monitoring the timely execution of controls, and we expect to continue to implement these throughout the remaining part of the year.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2023, or the Form 10-K, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended June 30, 2023, our net loss was $25.0 million. As of June 30, 2023, we had an accumulated deficit of $509.9 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
•ongoing litigation;
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
For the quarter ended June 30, 2023, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 58% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023, or the Revised Billing Article, and together with the Billing Article, the Billing Articles. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian has not yet adopted the new Billing Articles.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause its Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update its billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update our test order forms to capture the new information required under the Billing Article. Accordingly, we did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023. Although we submitted claims for Medicare reimbursement for the Impacted March Tests in May 2023 and have received reimbursement for these tests, there is a risk that the reimbursement of such claims is subject to forfeiture.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we will continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. There is a risk that claims submitted for reimbursement through June 30, 2023 for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles subject to forfeiture.
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
We expect that sales of testing services and products will account for a substantial portion of our revenue for at least the next two years. If we are unable to increase sales of our testing services or products or successfully develop and commercialize other solutions, tests or enhancements, or if we do not continue our Medicare reimbursement submissions for AlloSure Kidney at the same levels in place prior to the Billing Articles, our revenues and ability to achieve profitability would be impaired, and the market price of our common stock could decline.

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
Reimbursement for AlloSure Kidney, AlloMap Heart and AlloSure Heart comes primarily from Medicare and private third-party payers such as insurance companies and managed care organizations. The reimbursement process can take six months or more to complete depending on the payer. AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a LCD first issued by MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. See the discussion regarding the Billing Articles under the risk factor above titled “We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance”.

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
Until 2016, AlloMap Heart was billed using an unlisted Current Procedural Terminology, or CPT, code, but in 2016 a new CPT Category 1 Multianalyte Assays with Algorithmic Analyses, or MAAA, code was added that specifically describes the test. Further, pursuant to MolDX billing requirements, the AlloMap Heart test also has been assigned a McKesson Diagnostics Z-Code™, which is included on all Medicare claims.
If in the future CMS makes a determination not to pay for this code, or for any MAAA codes, this could be harmful to our business, and could have negative spillover implications that prevent or limit coverage by other third-party payers that might mirror aspects of Medicare payment criteria.
Since the launch of AlloSure Kidney in October 2016, and at the instruction of the MolDX Program of Palmetto, the test has been billed utilizing an unlisted CPT code. If in the future CMS makes a determination to no longer provide coverage for services billed with an unlisted CPT code, our ability to bill and obtain reimbursement from public and private payers could be negatively impacted. In addition, the Billing Article indicates that we will need to obtain additional “Z” codes for AlloSure Kidney in order to submit for future Medicare reimbursement. Moreover, there can be no assurance that any of our tests or other offerings currently being promoted or on the market or being leveraged by clinicians or patients without FDA clearance or approval will continue to be allowed without such clearance or approval.
We are and could become subject to legal proceedings that could be time consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding us $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury, which we intend to appeal. Our appeal may be unsuccessful or, if it is successful and the damages are upheld, we may be unable to collect any monetary damages. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury found to be false advertising.
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
Furthermore, on May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against us; Reginald Seeto, our President, Chief Executive Officer and member of our Board of Directors; Ankur Dhingra, our former Chief Financial Officer; Marcel Konrad, our former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting; and Peter Maag, our former President, former Chief Executive Officer, former Chairman of the Board and current member of our Board of Directors. The action alleges that we and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs.
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaint on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. On May 24, 2023, the court granted our motion to strike and motion to dismiss, dismissing all claims against defendants with leave to amend. On June 28, 2023, plaintiffs filed a second amended complaint against us, Reginald Seeto, Ankur Dhingra and Peter Maag. Under a briefing schedule ordered by the court on June 12, 2023, defendants filed a motion to dismiss and motion to strike the second amended complaint on July 26, 2023, plaintiffs’ opposition is due August 23, 2023 and defendants' reply is due September 13, 2023. The court has scheduled an oral argument for October 31, 2023. We intend to defend ourselves vigorously, and believe that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
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
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action. The consolidated derivative action remains stayed.
We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the consolidated derivative action, but there is no guarantee that we will prevail.
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
•our decision to continue our Medicare reimbursement submissions for AlloSure Kidney;
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
From 2021 to 2022, our revenue grew from $296.4 million to $321.8 million, which represents annual growth of 9%. From the six months ended June 30, 2022 to the six months ended June 30, 2023, our revenue declined from $160.1 million to $147.6 million, which represents a decrease of $12.5 million or (8)%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:
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
•our decision to continue our Medicare reimbursement submissions for AlloSure Kidney;
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
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $282.7 million and an accumulated deficit of $509.9 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal and those claims were denied. We continue to pursue appeals of these claims consistent with our statutory rights. We have met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. In addition, in the second quarter of 2023, we received a record request from UPIC and are currently subject to a review by UPIC. UPIC has the authority to implement Medicare payment suspensions during the pendency of an audit and the ability to refer billing matters to other regulatory agencies. We expect further intensification of the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. We could be forced to expend considerable resources responding to these audits or other inquiries. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart and future solutions, as well as the results of Noridian's referral to CMS and any audits or inquiries evaluating our services creates a risk of further regulatory or enforcement action from these or other regulatory agencies, or that our claims are denied or that any historical reimbursement of such claims is subject to forfeiture and could negatively affect our revenue, cash flows and profitability.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and quiescent leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of June 30, 2023, we had 20 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have one issued U.S. patent covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart, which will expire in March 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease, which will expire between August 2024 and September 2029.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 3, 2023 to June 30, 2023, our closing stock price ranged from $7.61 to $17.61 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:

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
•public health emergencies;
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
•public health emergencies;
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 63.8% of our common stock as of August 4, 2023. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
During the three and six months ended June 30, 2023, we purchased an aggregate of 12,000 shares and 71,472 shares of our common stock, respectively, under the Repurchase Program for an aggregate purchase price of $0.1 million and $0.8 million, respectively. As of June 30, 2023, $48.6 million remained available for future share repurchase under the Repurchase Program.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended June 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 - April 30, 2023	90,882	(1)	$8.86	—	$48.7	(4)
May 1, 2023 - May 31, 2023	11,958	(2)	8.11	—	48.7	(4)
June 1, 2023 - June 30, 2023	92,262	(3)	8.08	12,000	48.6	(4)
Total	195,102			12,000
(1) Comprised of 90,882 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $8.86, which represents the average fair market value of common stock on the date of withholding.
(2) Comprised of 11,958 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $8.11, which represents the average fair market value of common stock on the date of withholding.
(3) Comprised of: (a) 80,262 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $8.02, which represents the average fair market value of common stock on the date of withholding, and (b) 12,000 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $8.43.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

4.2(6)#	2014 Equity Incentive Plan, as amended.

4.3(7)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(8)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(9)#	2016 Inducement Equity Incentive Plan.

4.6(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(7)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant's Form SC TO-I filed with the SEC on October 12, 2017.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: August 8, 2023	By:	/s/ REGINALD SEETO, MBBS
Reginald Seeto, MBBS
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)