Form 10-Q
period 2023-09-30
CareDx, Inc.
filed 2023-11-08
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
There were 54,098,378 shares of the registrant’s Common Stock issued and outstanding as of November 6, 2023.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$75,980	$89,921
Marketable securities	192,204	203,168
Accounts receivable	51,694	66,312
Inventory	17,978	19,232
Prepaid and other current assets	7,310	9,216
Total current assets	345,166	387,849
Property and equipment, net	35,355	35,529
Operating leases right-of-use assets	30,973	34,689
Intangible assets, net	46,455	43,051
Goodwill	40,208	37,523
Restricted cash	582	522
Other assets	2,441	3,828
Total assets	$501,180	$542,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,972	$9,942
Accrued compensation	16,664	16,902
Accrued and other liabilities	47,038	49,131
Total current liabilities	72,674	75,975
Deferred tax liability	140	—
Common stock warrant liability	—	32
Deferred payments for intangible assets	4,735	2,418
Operating lease liability, less current portion	29,252	33,406
Other liabilities	245	249
Total liabilities	107,046	112,080
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 54,153,496 shares issued and outstanding at September 30, 2023; 53,583,301 shares issued and 53,533,250 shares outstanding at December 31, 2022	52	52
Additional paid-in capital	936,954	898,806
Accumulated other comprehensive loss	(8,670)	(7,503)
Accumulated deficit	(534,202)	(460,444)
Total stockholders’ equity	394,134	430,911
Total liabilities and stockholders’ equity	$501,180	$542,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Testing services revenue	$47,784	$64,751	$162,982	$198,330
Product revenue	9,536	7,194	24,273	20,696
Patient and digital solutions revenue	9,872	7,414	27,500	20,383
Total revenue	67,192	79,359	214,755	239,409
Operating expenses:
Cost of testing services	13,217	17,771	43,837	53,629
Cost of product	4,750	4,736	12,742	13,022
Cost of patient and digital solutions	6,566	5,794	19,807	16,071
Research and development	19,000	22,306	63,590	66,818
Sales and marketing	18,474	22,261	63,335	72,359
General and administrative	33,968	23,830	91,327	75,621
Restructuring costs	—	—	848	—
Total operating expenses	95,975	96,698	295,486	297,520
Loss from operations	(28,783)	(17,339)	(80,731)	(58,111)
Other income (expense):
Interest income, net	3,171	1,225	8,708	1,892
Change in estimated fair value of common stock warrant liability	—	14	10	89
Other income (expense), net	2,047	(572)	(198)	(1,948)
Total other income	5,218	667	8,520	33
Loss before income taxes	(23,565)	(16,672)	(72,211)	(58,078)
Income tax benefit (expense)	80	(267)	24	(206)
Net loss	$(23,485)	$(16,939)	$(72,187)	$(58,284)
Net loss per share (Note 3):
Basic	$(0.43)	$(0.32)	$(1.34)	$(1.09)
Diluted	$(0.43)	$(0.32)	$(1.34)	$(1.09)
Weighted-average shares used to compute net loss per share:
Basic	54,178,759	53,489,418	53,891,374	53,253,210
Diluted	54,178,759	53,489,418	53,891,374	53,253,210
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(23,485)	$(16,939)	$(72,187)	$(58,284)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(220)	(1,627)	(1,167)	(4,139)
Net comprehensive loss	$(23,705)	$(18,566)	$(73,354)	$(62,423)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
Issuance of common stock under employee stock purchase plan	47,025	—	456	—	—	456
Repurchase and retirement of common stock	(59,472)	—	—	—	(690)	(690)
RSU settlements, net of shares withheld	123,910	—	(785)	—	—	(785)
Issuance of common stock for services	7,649	—	93	—	—	93
Issuance of common stock for cash upon exercise of stock options	820	—	2	—	—	2
Employee stock-based compensation expense	—	—	13,719	—	—	13,719
Foreign currency translation adjustment	—	—	—	64	—	64
Net loss	—	—	—	—	(23,749)	(23,749)
Balance at March 31, 2023	53,653,182	52	912,291	(7,439)	(484,883)	420,021
Repurchase and retirement of common stock	(12,000)	—	—	—	(67)	(67)
RSU settlements, net of shares withheld	362,710	—	(1,508)	—	—	(1,508)
Issuance of common stock for services	3,647	—	36	—	—	36
Issuance of common stock for cash upon exercise of stock options	2,930	—	6	—	—	6
Issuance of common stock for cash upon exercise of warrants	3,132	—	26	—	—	26
Employee stock-based compensation expense	—	—	12,663	—	—	12,663
Foreign currency translation adjustment	—	—	—	(1,011)	—	(1,011)
Net loss	—	—	—	—	(24,953)	(24,953)
Balance at June 30, 2023	54,013,601	52	923,514	(8,450)	(509,903)	405,213
Issuance of common stock under employee stock purchase plan	143,816	—	1,039	—	—	1,039
Repurchase and retirement of common stock	(92,766)	—	—	—	(814)	(814)
RSU settlements, net of shares withheld	64,879	—	(355)	—	—	(355)
Issuance of common stock for services	4,513	—	37	—	—	37
Issuance of common stock for cash upon exercise of stock options	19,453	—	99	—	—	99
Employee stock-based compensation expense	—	—	12,620	—	—	12,620
Foreign currency translation adjustment	—	—	—	(220)	—	(220)
Net loss	—	—	—	—	(23,485)	(23,485)
Balance at September 30, 2023	54,153,496	$52	$936,954	$(8,670)	$(534,202)	$394,134
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

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(72,187)	$(58,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	39,125	34,427
Depreciation and amortization	10,755	8,389
Asset impairments and write-downs	1,000	840
Amortization of right-of-use assets	4,020	3,120
Unrealized loss on long-term marketable equity securities	1,185	215
Revaluation of contingent consideration to estimated fair value	1,731	830
Loss on disposal of asset	37	—
Gain on settlement of obligation and recovery of written-off investment	(2,109)	—
Accretion of discount and amortization of premium on short-term marketable securities, net	(3,410)	993
Revaluation of common stock warrant liability to estimated fair value	(10)	(89)
Changes in operating assets and liabilities:
Accounts receivable	15,351	(10,838)
Inventory	758	(2,258)
Prepaid and other assets	2,542	(397)
Operating leases liabilities, net	(4,088)	(2,390)
Accounts payable	(990)	(1,697)
Accrued compensation	(336)	(11,610)
Accrued and other liabilities	(3,462)	6,482
Change in deferred taxes	81	(157)
Net cash used in operating activities	(10,007)	(32,424)
Investing activities:
Acquisitions of business, net of cash acquired	(6,682)	(610)
Acquisitions of intangible assets	(896)	(3,100)
Purchases of short-term marketable securities	(192,131)	(283,442)
Maturities of short-term marketable securities	206,503	74,132
Purchase of corporate equity securities	(965)	—
Additions of capital expenditures	(6,750)	(17,957)
Net cash used in investing activities	(921)	(230,977)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	1,495	2,231
Taxes paid related to net share settlement of restricted stock units	(2,514)	(5,543)
Proceeds from exercise of warrants	4	—
Proceeds from exercise of stock options	107	2,149
Payment of contingent consideration	(250)	(1,000)
Repurchase and retirement of common stock	(1,571)	—
Net cash used in financing activities	(2,729)	(2,163)
Effect of exchange rate changes on cash and cash equivalents	(224)	25
Net decrease in cash, cash equivalents and restricted cash	(13,881)	(265,539)
Cash, cash equivalents and restricted cash at beginning of period	90,443	348,696
Cash, cash equivalents and restricted cash at end of period	$76,562	$83,157
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
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. In April 2020, the Company announced its first biopharma research partnership for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy transplants. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management (“Ottr”) and XynManagement, Inc. (“XynManagement”), as well as the acquisitions of TransChart LLC (“TransChart”), MedActionPlan.com, LLC (“MedActionPlan”) and The Transplant Pharmacy, LLC (“TTP”) in 2021, HLA Data Systems, LLC (“HLA Data Systems”) in January 2023 and MediGO, Inc. (“MediGO”) in July 2023.
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination (“LCD”) first issued by Palmetto MolDX (“MolDX”), which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, the Company’s Medicare Administrative Contractor (“Noridian”). The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, the Company received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The common policy LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian). The Medicare reimbursement rate for AlloSure Heart is currently $2,753. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753. Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance, is covered, subject to certain limitations, for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection (the “Billing Article”). Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed CareDx that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023 (the “Revised Billing Article” and together with the Billing Article, the “Billing Articles”). The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On May 18, 2023, the Company submitted a letter to Noridian explaining, among other things, (i) the Company’s belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that the Company planned to submit claims for reimbursement for the Impacted March Tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, the Company submitted claims for reimbursement for the Impacted March Tests for which the Company subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
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
CareDx continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, CareDx informed Noridian on May 18, 2023 that until Noridian adopted the Revised Billing Article, CareDx would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. The Company also informed Noridian on May 18, 2023 that (i) until June 30, 2023, it planned to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article.
On August 28, 2023, the Company submitted a subsequent letter to Noridian regarding its AlloSure Heart and AlloMap Heart testing submissions, explaining, among other things, that (i) prior to August 17, 2023, the Company submitted claims as outlined in its prior communications, including submitting AlloSure Heart and AlloMap Heart claims that were in compliance with the billing article in effect for Noridian (but that were not necessarily in compliance with the Revised Billing Article that had not yet been adopted by Noridian); (ii) for claims with dates of service of August 17, 2023 or later, the Company is submitting AlloSure Heart and AlloMap Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant; and (iii) for AlloSure Heart and AlloMap Heart tests performed on or after August 17, 2023 that are outside the parameters of the Revised Billing Article, certain billing codes will be used to enable any additional review deemed appropriate by Noridian and potential appeal by the Company of the denied claims.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. The Company presented at public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian, respectively. The Company also submitted written comments on the proposed draft LCD.
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
The Company’s other HLA typing products include: Olerup SSP®, based on the sequence specific primer (“SSP”) technology; and QTYPE®, which uses real-time polymerase chain reaction (“PCR”) methodology, to perform HLA typing.
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
In January 2021, the Company acquired TransChart. TransChart provides EMR software to hospitals throughout the U.S. to care for patients who have or may need an organ transplant. As part of the Company’s acquisition of TransChart in January 2021, the Company acquired TxAccess, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs and closely follow and assist patients through the transplant waitlist process and, ultimately, through transplantation.
In June 2021, the Company acquired the Transplant Hero patient application. The application helps patients manage their medications through alarms and interactive logging of medication events.
Also in June 2021, the Company entered into a strategic agreement with OrganX, which was amended in April 2022, to develop clinical decision support tools across the transplant patient journey. Together, the Company and OrganX will develop advanced analytics that integrate AlloSure, the first transplant-specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system. The Company has agreed to potential future milestone payments.
In November 2021, the Company acquired MedActionPlan, a New Jersey-based provider of medication safety, medication adherence and patient education. MedActionPlan is a leader in patient medication management for transplant patients and beyond.

In December 2021, the Company acquired TTP, a transplant-focused pharmacy located in Mississippi. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S.
In January 2023, the Company acquired HLA Data Systems, a Texas-based company that provides software and interoperability solutions for the histocompatibility and immunogenetics community. HLA Data Systems is a leader in the laboratory information management industry for human leukocyte antigen laboratories.
In July 2023, the Company acquired MediGO, an organ transplant supply chain and logistics company. MediGO provides access to donated organs by digitally transforming donation and transplantation workflows to increase organ utilization.
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $534.2 million at September 30, 2023. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $268.2 million and no debt outstanding.
Shelf Registration Statement
On May 10, 2023, the Company filed a universal shelf registration statement (File No. 333-271814) (the “Registration Statement”), whereby the Company can sell from time to time shares of its common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the Securities and Exchange Commission (the “SEC”) prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby the Company may purchase up to $50 million of shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the three and nine months ended September 30, 2023, the Company purchased an aggregate of 92,766 shares and 164,238 shares of its common stock, respectively, under the Repurchase Program for an aggregate purchase price of $0.8 million and $1.6 million, respectively. As of September 30, 2023, $47.7 million remained available for future share repurchase under the Repurchase Program.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2023 and 2022, approximately 36% and 53%, respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2023 and 2022, approximately 41% and 54%, respectively, of total revenue was derived from Medicare.
As of September 30, 2023 and December 31, 2022, approximately 36% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either September 30, 2023 or December 31, 2022.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of September 30, 2023, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheet.
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
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of September 30, 2023, the Company’s long-term marketable securities consisted of corporate equity securities and corporate debt securities. These long-term marketable securities are classified as other assets on the condensed consolidated balance sheet.
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
Leases
The Company adopted Accounting Standard Codification (“ASC”) Topic 842, Leases, and determines if an arrangement is or contains a lease at contract inception. A right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the condensed consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less.
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

As of September 30, 2023, the Company’s leases had remaining terms of 0.17 years to 9.35 years, some of which include options to extend the lease term.
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
On March 2, 2023, MolDX issued a new Billing Article, with an effective date of March 31, 2023. The Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires the Company to implement new processes to address requirements related to Medicare claim submissions. ASC 606-10-25-1 requires the Company to assess whether it is probable that it will collect substantially all of the consideration to which it will be entitled when determining if a contract with a customer exists. Based upon the Company’s review of the Billing Article, it was determined to pause Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 that created uncertainty around the collection of the claims. Accordingly, the Company did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million.
On May 18, 2023, the Company submitted a letter to Noridian explaining, among other things, (i) the Company’s belief that the Billing Articles imposed new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that the Company planned to submit claims for reimbursement for the Impacted March Tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian, on May 18, 2023, the Company submitted claims for reimbursement for the Impacted March Tests, for which the Company subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
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

The Company continues its Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, the Company informed Noridian on May 18, 2023 that until Noridian adopted the Revised Billing Article, the Company would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. The Company also informed Noridian on May 18, 2023 that (i) until June 30, 2023, it planned to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article.
On August 28, 2023, the Company submitted a subsequent letter to Noridian regarding its AlloSure Heart and AlloMap Heart testing submissions, explaining, among other things, that (i) prior to August 17, 2023, the Company submitted claims as outlined in its prior communications, including submitting AlloSure Heart and AlloMap Heart claims that were in compliance with the billing article in effect for Noridian (but that were not necessarily in compliance with the Revised Billing Article that had not yet been adopted by Noridian); (ii) for claims with dates of service of August 17, 2023 or later, the Company is submitting AlloSure Heart and AlloMap Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant; and (iii) for AlloSure Heart and AlloMap Heart tests performed on or after August 17, 2023 that are outside the parameters of the Revised Billing Article, certain billing codes will be used to enable any additional review deemed appropriate by Noridian and potential appeal by the Company of the denied claims.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. The Company presented at public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian, respectively. The Company also submitted written comments on the proposed draft LCD.
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
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is mainly derived from a combination of software as a service (“SaaS”) and perpetual software license agreements entered into with various transplant centers, which are the Company’s customers for this class of revenue. The main performance obligations in connection with the Company’s SaaS and perpetual software license agreements are the following: (i) implementation services and delivery of the perpetual software license, which are considered a single performance obligation, and (ii) post contract support. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on the Company’s satisfaction of each distinct performance obligation in each agreement.
Perpetual software license agreements typically require advance payments from customers upon the achievement of certain milestones. The Company records deferred revenue in relation to these agreements when cash payments are received or invoices are issued in advance of the Company’s performance, and generally recognizes revenue over the contractual term, as performance obligations are fulfilled.
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
Recent Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on the Company’s condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on the Company’s condensed consolidated financial statements and accompanying disclosures.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss used to compute basic and diluted net loss per share	$(23,485)	$(16,939)	$(72,187)	$(58,284)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	54,178,759	53,489,418	53,891,374	53,253,210
Net loss per share:
Basic and diluted	$(0.43)	$(0.32)	$(1.34)	$(1.09)
The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2023 and 2022 because their effect would be antidilutive:

	Three and Nine Months Ended September 30,
	2023	2022
Shares of common stock subject to outstanding options	3,167,977	3,116,421
Shares of common stock subject to outstanding common stock warrants	—	3,132
Restricted stock units	4,977,616	3,077,633
Total common stock equivalents	8,145,593	6,197,186
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
•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables set forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$54,405	$—	$—	$54,405
Long-term marketable securities:
Corporate equity securities	992	—	—	992
Total	$55,397	$—	$—	$55,397
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,083	$2,083
Long-term liabilities:
Contingent consideration	—	—	4,735	4,735
Total	$—	$—	$6,818	$6,818

	December 31, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$66,594	$—	$—	$66,594
Long-term marketable securities:
Corporate equity securities	2,076	—	—	2,076
Total	$68,670	$—	$—	$68,670
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,025	$1,025
Long-term liabilities:
Contingent consideration	—	—	2,418	2,418
Common stock warrant liability	—	—	32	32
Total	$—	$—	$3,475	$3,475
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance as of December 31, 2022	$3,475
Exercise of warrants	(22)
Change in estimated fair value of common stock warrant liability	(10)
Change in estimated fair value of contingent consideration	1,731
Addition of estimated fair value of contingent consideration	2,269
Payments related to contingent consideration	(625)
Balance as of September 30, 2023	$6,818

During March 2023, the Company wrote off $1.0 million of its investment in convertible preferred shares of Cibiltech SAS (“Cibiltech”), which was carried at cost. Cibiltech’s operations have been liquidated. The fair value of this investment was based on Level 3 inputs.
In July 2023, the Company entered into a Securities Holders’ Agreement (the “Agreement”) with a private entity based in France. The private entity was established to continue Cibiltech's activity, which consists of designing, developing, publishing, promoting, distributing, and marketing of software related to predictive solutions, to monitoring and/or to remote monitoring in the field of human organ allotrasplantation, allografting, and chronic organ diseases. The private entity retained all assets of Cibiltech, including its licenses. Pursuant to the Agreement, the Company agreed to invest a certain amount in the private entity, in order to continue the commercialization of the iBox technology. The Company's investment is in the form of ordinary and Class B shares carried at cost. This investment is not considered material to the Company's condensed consolidated financial statements.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At September 30, 2023 and December 31, 2022, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates ranging from 7% to 12% at September 30, 2023 and 12% at December 31, 2022. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
•Common stock warrant liability – Common stock warrant liability is classified within Level 3. The Company utilizes intrinsic value to estimate the fair value of the warrants. The intrinsic value is computed as the difference between the fair value of the Company’s common stock on the valuation date and the exercise price of the warrants. Increases (decreases) in the Company’s stock price discussed above result in a directionally similar impact to the fair value of the common stock warrant liability.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$75,980	$82,959
Restricted cash	582	198
Total cash, cash equivalents and restricted cash at the end of the period	$76,562	$83,157
Marketable Securities
All short-term marketable securities were considered held-to-maturity at September 30, 2023. At September 30, 2023, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment as of September 30, 2023. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less.
The long-term marketable equity securities were recorded at fair market value with changes in the fair value recognized in earnings at September 30, 2023 and December 31, 2022. The long-term marketable debt securities were considered available-for-sale at September 30, 2023 and December 31, 2022. The contractual maturities of the long-term marketable debt securities are between one and three years.
The amortized cost, gross unrealized holding gains (losses) and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
U.S. agency securities	$100,306	$1,991	$102,297
Corporate debt securities	91,898	584	92,482
Total short-term marketable securities	192,204	2,575	194,779
Long-term marketable securities:
Corporate equity securities	5,100	(4,108)	992
Total long-term marketable securities	5,100	(4,108)	992
Total	$197,304	$(1,533)	$195,771

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
U.S. agency securities	$79,347	$452	$79,799
Corporate debt securities	123,821	(220)	123,601
Total short-term marketable securities	203,168	232	203,400
Long-term marketable securities:
Corporate equity securities	5,000	(2,924)	2,076
Total long-term marketable securities	5,000	(2,924)	2,076
Total	$208,168	$(2,692)	$205,476

6. BUSINESS COMBINATIONS AND ASSET ACQUISITION
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
Goodwill of $2.1 million arising from the acquisition primarily consists of synergies from integrating HLA Data Systems’ technology with the current testing and digital solutions offered by the Company. The acquisition of HLA Data Systems will provide a robust and comprehensive Laboratory Information Management System and support the laboratory workflows. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Company’s existing operating segment.
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
The acquired developed technology represents the fair value of HLA Data Systems’ proprietary software. The trademark acquired consists primarily of the HLA Data Systems brand and markings. The fair value of both the developed technology and the trademark were determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved due to its ownership of the asset. The royalty rates of 10% and 2% were used to estimate the fair value of the developed technology and the trademark, respectively.
A discount rate of 24% was utilized in estimating the fair value of these three intangible assets.
The pro forma impact of the HLA Data Systems acquisition is not material, and the results of operations of the acquisition have been included in the Company’s condensed consolidated statements of operations from the respective acquisition date.
MediGO
In July 2023, the Company acquired MediGO, an organ transplant supply chain and logistics company. MediGO provides access to donated organs by digitally transforming donation and transplantation workflows to increase organ utilization. The Company acquired MediGO with a combination of cash consideration paid upfront and contingent consideration with a fair value of $0.3 million.
The Company accounted for the transaction as a business combination using the acquisition method of accounting. Acquisition-related costs of $0.3 million associated with the acquisition were expensed as incurred, and classified as part of general and administrative expenses in the condensed consolidated statement of operations.
Goodwill of $0.6 million arising from the acquisition primarily consists of synergies from integrating MediGO’s technology with the current testing and digital solutions offered by the Company. The acquisition of MediGO will provide a comprehensive software platform that optimizes complex logistics from referral to recovery and during the critical movement of organs and teams and gives organ procurement organizations and transplant centers the ability to unify decentralized stakeholders, coordinate resources and make vital decisions with the goal of increasing organ utilization and improving equity and access to transplantation. None of the goodwill is expected to be deductible for income tax purposes. All of the goodwill has been assigned to the Company’s existing operating segment.
The following table summarizes the fair values of the intangible assets acquired as of the acquisition date ($ in thousands):

	Estimated Fair Value	Estimated Useful Lives (Years)
Customer relationships	$810	17
Developed technology	850	12
Trademarks	360	17
Total	$2,020
Customer relationships acquired by the Company represent the fair value of future projected revenue that is expected to be derived from sales of MediGO’s products to existing customers. The customer relationships’ fair value has been estimated utilizing a multi-period excess earnings method under the income approach, which reflects the present value of the projected cash flows that are expected to be generated by the customer relationships, less charges representing the contribution of other assets to those cash flows that use projected cash flows with and without the intangible asset in place. The economic useful life was determined based on the distribution of the present value of the cash flows attributable to the intangible asset.
The acquired developed technology represents the fair value of MediGO’s proprietary software. The trademark acquired consists primarily of the MediGO brand and markings. The fair value of both the developed technology and the trademark were determined using the relief-from-royalty method under the income approach. This method considers the value of the asset to be the value of the royalty payments from which the Company is relieved due to its ownership of the asset. The royalty rates of 10% and 2% were used to estimate the fair value of the developed technology and the trademark, respectively.
A discount rate of 25% was utilized in estimating the fair value of these three intangible assets.
The pro forma impact of the MediGO acquisition is not material, and the results of operations of the acquisition have been included in the Company’s condensed consolidated statements of operations from the respective acquisition date.
Combined Consideration Paid
The following table summarizes the consideration paid for HLA Data Systems and MediGO and the provisional amounts of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date (in thousands):

Total
Consideration
Cash	$6,682
Total consideration	$6,682

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$1,413
Identifiable intangible assets	6,120
Current liabilities	(1,060)
Other current liabilities	(810)
Contingent considerations	(1,620)
Other liabilities	(7)
Total identifiable net assets acquired	4,036
Goodwill	2,646
Total consideration	$6,682
The preliminary allocation of the purchase price to assets acquired and liabilities assumed was based on the fair value of such assets and liabilities as of the acquisition date.
Asset Acquisition
Effective as of August 9, 2023, the Company purchased an asset from a private entity. The asset consists of a licensing agreement with a university institution. See also Note 9.

The purchased asset did not meet the definition of a business under ASC Topic 805, Business Combinations, and therefore the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable assets acquired.
Acquisition costs relating to the asset acquired were $2.6 million, comprised of base consideration of $1.8 million, contingent consideration at fair value of $0.5 million and associated transaction costs of $0.3 million. There was only one asset acquired and the entire cost is assigned to the licensing agreement, which is recorded under Intangible assets, net, in the condensed consolidated balance sheets and under the intangible assets with indefinite lives category.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the occurrence of certain events or substantive changes in circumstances. The Company identified an indicator of goodwill impairment in the three and nine months ended September 30, 2023. The balance of the Company’s goodwill was $40.2 million as of September 30, 2023 and $37.5 million as of December 31, 2022.
Goodwill Impairment
The Company assessed the current and future economic outlook as of September 30, 2023 for its single reporting unit and the Company experienced a sustained decrease in its share price, an indicator for impairment of goodwill. The evaluation began with a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying value. The qualitative assessment did not indicate that it was more likely than not that the fair value exceeded the carrying value, which led to a quantitative assessment.
The Company estimated the fair value of its reporting unit using a combination of the income and market approaches. In performing the goodwill impairment test, the Company used an exit multiple given the development phase of the Company and a discount rate of 16.4% in its estimation of fair value. The evaluation performed resulted in no impairment as of September 30, 2023.
Intangible Assets
The following table presents details of the Company’s intangible assets as of September 30, 2023 ($ in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(17,529)	$(2,560)	$17,278	7.4
Customer relationships	25,718	(8,663)	(2,334)	14,721	9.5
Commercialization rights	11,578	(4,180)	—	7,398	5.8
Trademarks and tradenames	5,220	(1,617)	(356)	3,247	9.6
Total intangible assets with finite lives	79,883	(31,989)	(5,250)	42,644
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,561	—	—	2,561
Total intangible assets with indefinite lives	3,811	—	—	3,811
Total intangible assets	$83,694	$(31,989)	$(5,250)	$46,455

The following table presents details of the Company’s intangible assets as of December 31, 2022 ($ in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,747	$(15,138)	$(2,369)	$18,240	7.5
Customer relationships	21,898	(7,459)	(2,104)	12,335	9.0
Commercialization rights	11,579	(3,233)	—	8,346	6.6
Trademarks and tradenames	4,540	(1,345)	(315)	2,880	8.5
Total intangible assets with finite lives	73,764	(27,175)	(4,788)	41,801
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$75,014	$(27,175)	$(4,788)	$43,051

Acquisition of Intangible Assets
In January 2023 and July 2023, the Company acquired the intangible assets of HLA Data Systems and MediGO, respectively. The intangible assets are included in Acquired and developed technology, Customer relationships and Trademarks and tradenames as of September 30, 2023.
Amortization of Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the condensed consolidated statements of operations.
The following table summarizes the Company’s amortization expense of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of testing services	$329	$329	$987	$987
Cost of product	408	415	1,242	1,305
Cost of patient and digital solutions	265	237	768	709
Sales and marketing	616	554	1,817	1,702
Total	$1,618	$1,535	$4,814	$4,703
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2023 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2023	$329	$405	$271	$634	$1,639
2024	1,316	1,621	850	2,494	6,281
2025	1,316	1,621	681	2,494	6,112
2026	1,316	732	681	2,492	5,221
2027	1,316	732	681	2,478	5,207
Thereafter	2,825	3,260	2,142	9,957	18,184
Total future amortization expense	$8,418	$8,371	$5,306	$20,549	$42,644

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$3,173	$2,962
Work in progress	4,939	4,306
Raw materials	9,866	11,964
Total inventory	$17,978	$19,232
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Clinical studies	$14,677	$14,816
Professional fees	11,134	6,115
Short-term lease liability	5,958	5,591
Deferred revenue	5,766	5,342
Laboratory processing fees and materials	2,241	2,189
Contingent consideration	2,083	1,025
Accrued royalty	1,793	4,633
Deferred payments for intangible assets	920	2,062
Accrued shipping expenses	370	489
License and other collaboration fees	212	1,000
Capital expenditures	—	1,316
Other accrued expenses	1,884	4,553
Total accrued and other liabilities	$47,038	$49,131
9. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements in Brisbane, California; Columbus, Ohio; West Chester, Pennsylvania; Flowood, Mississippi; Gaithersburg, Maryland; Fremantle, Australia; and Stockholm, Sweden.
The Company’s facility leases expire at various dates through 2033. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of September 30, 2023, the carrying value of the ROU asset was $31.0 million. The related current and non-current liabilities as of September 30, 2023 were $6.0 million and $29.3 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,981	$1,955	$5,936	$4,740
Total lease cost	$1,981	$1,955	$5,936	$4,740

	September 30, 2023	December 31, 2022
Other information:
Weighted-average remaining lease term (in years)	5.63	6.26
Weighted-average discount rate (%)	7.1%	7.1%
In February and June 2022, the Company entered into various lease agreements to lease office buildings in California, Nebraska and Australia with lease terms ranging from 2 to 10.5 years. Certain leases have options to renew the respective lease terms ranging from 5 to 10 years.
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
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in July 2022 (in thousands):

	September 30, 2023	December 31, 2022
ROU assets	$12,897	$14,321
Lease liabilities	$13,915	$15,302
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in August 2022 (in thousands):

	September 30, 2023	December 31, 2022
ROU assets	$5,465	$5,814
Lease liabilities	$5,732	$6,005
Maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2023	$2,024
2024	7,955
2025	7,706
2026	7,019
2027	7,166
Thereafter	10,604
Total lease payments	42,474
Less imputed interest	7,264
Present value of future minimum lease payments	35,210
Less operating lease liability, current portion	5,958
Operating lease liability, long-term portion	$29,252

The following table summarizes the supplemental cash flow information related to leases for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,172	$822	$3,871	$2,746
Royalty Commitments
The Board of Trustees of the Leland Stanford Junior University (“Stanford”)
In June 2014, the Company entered into a license agreement with Stanford (the “Stanford License”), which granted the Company an exclusive license to a patent relating to the diagnosis of rejection in organ transplant recipients using dd-cfDNA. Under the terms of the Stanford License, the Company is required to pay an annual license maintenance fee, six milestone payments and royalties in the low single digits of net sales of products incorporating the licensed technology. In March 2023, the Stanford License agreement was amended, which reduced the maximum royalty rate to a lower rate at which the Company may be liable to Stanford effective from April 2022 and also provided that the Company would seek a review from the U.S. Supreme Court (the “Review”). During the pendency of the Review, certain of the Company’s licensing payment and reporting obligations to Stanford with respect to licensed products sold in the U.S. were suspended. As a result, the Company reversed the excess liability in March 2023.
In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear this patent infringement suit. As the Review is complete and our petition for review was denied, the Stanford License automatically terminated, and the Company will be required to pay to Stanford certain past royalties at a reduced rate that were previously suspended within 90 days of the termination.
Illumina
On May 4, 2018, the Company entered into a license agreement with Illumina, Inc. (the “Illumina Agreement”). The Illumina Agreement requires the Company to pay royalties in the mid-single to low double digits on sales of products covered by the Illumina Agreement.
Other Royalty Commitment
Effective as of August 9, 2023, the Company entered into a license agreement with a university institution (the "University Agreement"). The University Agreement requires the Company to pay royalties in the low single digits on sales of products covered by the University Agreement.
Cibiltech Commitments
Pursuant to that certain license and commercialization agreement that the Company entered into with Cibiltech, effective April 30, 2019, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from iBox.
In July 2023, the Company entered into a settlement agreement with Cibiltech (the “Settlement Agreement”), pursuant to which the Company agreed to pay a certain amount of its obligation owed to Cibiltech. A judicial court in Paris, France, granted the liquidation of Cibiltech, which filed for bankruptcy. In the Settlement Agreement, Cibiltech irrevocably waived and relinquished any and all claims, demands, grievances, proceeding, actions or other requests, whether judicial, administrative, arbitral or otherwise, against the Company. The outstanding obligation of the Company with Cibiltech was waived and relinquished, except for $0.4 million, which was paid in July 2023, and represented the amount that the Company agreed to per the Settlement Agreement. There is no outstanding obligation as of September 30, 2023.
Other Commitments
Pursuant to the Illumina Agreement, the Company has agreed to minimum purchase commitments of finished products and raw materials from Illumina, Inc. through 2023.

Litigation and Indemnification Obligations
In response to the Company’s false advertising suit filed against Natera Inc. (“Natera”) on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury, which the Company intends to appeal. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising. The case is now on appeal.
On July 19, 2022, the U.S. Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing the Company’s patent infringement suit against Natera. In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear the suit.
In addition, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. The case is ongoing. The Company intends to defend both of these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company’s kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (the “SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company’s accounting and public reporting practices. By letter dated September 19, 2023, the Company was notified by the staff of the SEC that the SEC has concluded its investigation as to the Company and does not intend to recommend an enforcement action by the SEC against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID raises any issues regarding the safety or efficacy of any of the Company’s products or services and are cooperating fully with the DOJ investigation. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ investigation or any other requests or investigations that may arise in the future regarding these or other subject matters.
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
Olymbios Matter
On April 15, 2022, a complaint was filed by Michael Olymbios against the Company in the Superior Court of the State of California for the County of San Mateo (the “San Mateo County Court”). The complaint alleges that the Company failed to pay certain fees and costs required to continue an arbitration proceeding against Dr. Olymbios, and that the Company has defamed

Dr. Olymbios. Dr. Olymbios also seeks to void restrictive covenants previously agreed to by him in favor of the Company and to recover damages purportedly incurred by Dr. Olymbios. The Company filed a motion to compel arbitration and dismiss the case. On April 25, 2022, the San Mateo County Court granted the Company’s ex parte application to stay the case and advance the hearing date to June 10, 2022 for the motion to compel arbitration and dismiss. At the June 10, 2022 hearing, the San Mateo County Court found that the decision should be made by the arbitrator, and stayed the case. On July 19, 2022, Dr. Olymbios filed a motion to withdraw from arbitration before Judicial Arbitration and Mediation Services, Inc., which was denied on August 18, 2022. The matter is currently proceeding in arbitration. The Company intends to vigorously pursue its arbitration proceeding against Dr. Olymbios and to vigorously defend itself against Dr. Olymbios’ claims. The Company believes it has good and substantial support for its claims and good and substantial defenses to the claims alleged in the suit by Dr. Olymbios, but there is no guarantee that the Company will prevail if the case continues. The Company has not recorded any liabilities for this suit.
Securities Class Action
On May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against the Company, Reginald Seeto, its former President, Chief Executive Officer and member of the Company’s Board of Directors, Ankur Dhingra, its former Chief Financial Officer, Marcel Konrad, its former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting, and Peter Maag, its former President, former Chief Executive Officer, former Chairman of the Company’s Board of Directors and current member of the Company’s Board of Directors. The action alleges that the Company and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of the Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs.
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
On May 24, 2023, the court granted the Company’s motion to strike and motion to dismiss, dismissing all claims against defendants with leave to amend. On June 28, 2023, plaintiffs filed a second amended complaint against the Company, Reginald Seeto, Ankur Dhingra, and Peter Maag. Under a briefing schedule ordered by the court on June 12, 2023, defendants’ motion to dismiss and motion to strike the second amended complaint was filed on July 26, 2023, plaintiffs’ opposition was filed on August 30, 2023, and defendants’ reply was filed on September 22, 2023. The court held oral argument on October 31, 2023. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
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
On December 8, 2022, the court stayed the Edelman Derivative Action until 20 days after the earlier of the following events: (a) the securities class action is dismissed in its entirety with prejudice; (b) the motion to dismiss in the securities class action is denied; (c) a joint request by plaintiff and defendants to lift the stay; (d) notification that a related derivative action that has been filed is not stayed or is no longer stayed; or (e) notification that there has been a settlement reached in the securities class action or any related derivative action.
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
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action. The consolidated derivative action remains stayed. The parties in the Stevenson Derivative Action filed a joint status statement with the court on September 6, 2023.
The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there are no guarantees that the Company will prevail.
Insurance Matter
In December 2022, the Company filed a lawsuit against its Directors and Officers liability insurance carriers in San Mateo County Superior Court. The Company seeks a declaration that costs and fees incurred by the Company in responding to governmental investigatory requests are covered under its policies. The Company also asserts breach of contract against its primary insurer Great American Insurance Company for denying the claim. The policies provide up to $15 million in coverage limits. The Company intends to vigorously pursue its claims, and believes it has good and substantial support for its claims, but there is no guarantee that the Company will prevail in these claims.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The Company incurred expenses related to contributions to the 401(k) Plan of $1.4 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.
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
In the three months ended September 30, 2023, no warrants to purchase shares of common stock were exercised. In the nine months ended September 30, 2023, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4,000.
In the three and nine months ended September 30, 2022, no warrants to purchase shares of common stock were exercised.
As of September 30, 2023, no warrants to purchase common stock were outstanding.

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2022	1,490,462	2,921,925	$28.13	3,094,396	$37.39
Additional shares authorized	2,141,330	—	—	—	—
Common stock awards for services	(15,809)	—	—	—	—
RSUs granted	(3,461,674)	—	—	3,461,674	11.11
RSUs vested	—	—	—	(815,374)	35.90
Options granted	(680,788)	680,788	12.60	—	—
Options exercised	—	(23,203)	4.59	—	—
Repurchase of common stock under employee incentive plans	265,953	—	—	—	—
RSUs forfeited	761,771	—	—	(761,771)	24.67
Options forfeited	178,830	(178,830)	27.61	—	—
Options expired	236,645	(236,645)	26.93	—	—
Balance—September 30, 2023	916,720	3,164,035	$25.18	4,978,925	$21.24
The total intrinsic value of options exercised was $74,000 and $0.1 million for the three and nine months ended September 30, 2023, respectively. The total intrinsic value of options exercised was $0.1 million and $1.3 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, the total intrinsic value of outstanding RSUs was approximately $35.8 million and there were $63.6 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.51 years.
Options outstanding that have vested and are expected to vest at September 30, 2023 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,620	$26.60	6.48	$399
Expected to vest	1,378	23.50	8.84	—
Total	2,998			$399

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2023 for stock options that were in-the-money.
The total fair value of options that vested during the three and nine months ended September 30, 2023 was $3.2 million and $15.6 million, respectively. As of September 30, 2023, there were approximately $20.4 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.40 years.
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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock options
Expected term (in years)	N/A	6.0	5.6	6.0
Expected volatility	N/A	78.29%	77.86%	77.58%
Risk-free interest rate	N/A	2.99%	3.67%	2.69%
Expected dividend yield	N/A	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	93.38%	91.16%	93.38%	74.66%
Risk-free interest rate	5.53%	3.92%	5.49%	2.92%
Expected dividend yield	—%	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and nine months ended September 30, 2023 and 2022, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of testing services	$496	$470	$1,467	$1,055
Cost of product	301	321	935	851
Cost of patient and digital solutions	297	299	1,066	882
Research and development	1,491	2,058	5,157	6,571
Sales and marketing	3,041	2,672	9,557	9,702
General and administrative	7,045	5,380	20,943	15,366
Total	$12,671	$11,200	$39,125	$34,427
No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of stock-based compensation expense were capitalized for the periods presented.
13. INCOME TAXES
The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to a change in valuation allowance, change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.
For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $80,000 and $24,000, respectively. For the three and nine months ended September 30, 2022, the Company recorded an income tax expense of $0.3 million and $0.2 million, respectively. The income tax benefit of $80,000 and $24,000 for the three and nine months ended September 30, 2023, respectively, is primarily attributable to the U.S. current tax benefit resulting from the recently filed 2022 income tax returns and a U.S. deferred tax benefit resulting from the acquisition of MediGO in July 2023.

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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Testing services revenue
United States	$47,644	$64,547	$162,560	$197,675
Rest of World	140	204	422	655
	$47,784	$64,751	$162,982	$198,330
Product revenue
United States	$5,810	$4,245	$13,857	$11,435
Europe	2,437	2,262	7,430	6,887
Rest of World	1,289	687	2,986	2,374
	$9,536	$7,194	$24,273	$20,696
Patient and digital solutions revenue
United States	$9,735	$7,187	$27,130	$19,865
Europe	34	209	239	429
Rest of World	103	18	131	89
	$9,872	$7,414	$27,500	$20,383

Total United States	$63,189	$75,979	$203,547	$228,975
Total Europe	$2,471	$2,471	$7,669	$7,316
Total Rest of World	$1,532	$909	$3,539	$3,118

Total	$67,192	$79,359	$214,755	$239,409
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2023	December 31, 2022
Long-lived assets:
United States	$34,815	$35,020
Europe	471	405
Rest of World	69	104
Total	$35,355	$35,529

15. RESTRUCTURING
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of the Company’s operations in Fremantle, Australia, terminating its employees in that location and vacating its facilities there. The Company incurred immaterial restructuring charges for each of the three and nine months ended September 30, 2023. The Company expects to complete the closure of its Australia location in June 2024.
In May 2023, the Company announced a reduction of its U.S. workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs. As a result of this plan, the Company incurred $0.8 million in restructuring charges for the three months ended June 30, 2023. The Company did not incur any restructuring charges related to this plan in the three months ended September 30, 2023.

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
Highlights for the Three Months Ended September 30, 2023
•Reported revenue of $67.2 million, an increase of 7% over the second quarter of 2023, excluding approximately $7.8 million related to Medicare claims billing that were held over from the first quarter of 2023 and recognized in second quarter 2023 revenue.
•Grew Testing Services patient results to 38,400, an increase of 2% compared to the second quarter of 2023.
•Achieved revenue of $9.9 million for Digital Solutions and $9.5 million for Products, representing year-over-year growth of 33% for both businesses.
•Achieved the fourth consecutive quarter of collections at over 100% of revenue for Testing Services; collected over $22 million in incremental cash in the past four quarters.
•Maintained a strong balance sheet, with $268.2 million in cash and cash equivalents, and marketable securities, with no debt.
•Received Medicare coverage for HeartCare™ and AlloSure® Lung.
•Raised revenue guidance to $274 to $278 million for the full year 2023.
•SEC has concluded its inquiry and does not intend to recommend an enforcement action against the Company.
Testing Services
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our donor-derived cell-free DNA, or dd-cfDNA, offering built on a next generation sequencing, or NGS, platform. In transplantation, more than 100 papers from over 50 studies globally have shown the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA, targeting polymorphisms between donor and recipient. This single nucleotide polymorphism, or SNP, approach across all the somatic chromosomes is specifically designed for transplantation, allowing a scalable, high-quality test to differentiate dd-cfDNA.
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

On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023, or the Revised Billing Article, and together with the Billing Article, the Billing Articles. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles imposed new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
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
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016, before the commercial launch of AlloSure Kidney, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Bloom et al. evaluated 102 kidney recipients and demonstrated that dd-cfDNA levels could discriminate accurately and non-invasively distinguish rejection from other types of graft injury. In contrast, serum creatinine has area under the curve of 50%, showing no significant difference between patients with and without rejection. Multiple publications and abstracts have shown AlloSure Kidney’s value in the management of BK viremia, as well as numerous pathologies that cause molecular inflammation and injury such as DSAs and eGFR decline. Most recently, its utility in the assessment of T-cell mediated rejection, or TCMR, 1A and borderline rejection was published in the American Journal of Transplant, or the AJT, and the outcomes of 1,000 patients were published in Kidney International.
The prospective multicenter trial, or the K-OAR study, has enrolled over 1,700 patients, with plans to survey patients with AlloSure Kidney for 3 years and provide further clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients.
KidneyCare
KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of iBox in one surveillance solution. We have not yet made any applications to private payers for reimbursement coverage of AlloMap Kidney or iBox.
In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with the K-OAR study, more than 3,000 patients have been enrolled into the study.
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
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. The Revised Billing Article impacts Medicare coverage for AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, though acknowledged that the Billing Article is a change as to its previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. As previously discussed, Noridian has not adopted the Billing Articles. We continued the Medicare reimbursement submissions for AlloMap Heart following the issuance of the new Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopted the Revised Billing Article, we would continue to submit AlloMap Heart tests for reimbursement only when used in conjunction with AlloSure Heart. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we planned to submit claims for reimbursement for AlloMap Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. AlloMap Heart has received positive coverage decisions for reimbursement from many of the largest U.S. private payers. On August 28, 2023, we informed Noridian that beginning on August 17, 2023 when they publicized the adoption of the Billing Article, we would submit Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant; and for Heart tests performed on or after August 17, 2023 that are outside the parameters of the Revised Billing Article, certain billing codes will be used to enable any additional review deemed appropriate by Noridian and potential appeal by us of the denied claims.
In October 2020, we received a final Palmetto MolDX Medicare coverage decision for AlloSure Heart. In November 2020, Noridian issued a parallel coverage policy granting coverage when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The foundational LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and

the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian). The Medicare reimbursement rate for AlloSure Heart is currently $2,753. The Revised Billing Article impacts Medicare coverage for AlloSure Heart and requires certain companies, including CareDx, to implement new processes to address requirements related to Medicare claim submissions. We continued the Medicare reimbursement submissions for AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopted the Revised Billing Article, we would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
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
Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance is covered, subject to certain limitations, for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test is undergoing further studies. One of these studies, launched in April 2020, is the ALARM study, or AlloSure Lung Allograft Remote Monitoring, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC is being measured. AlloSure Lung applies proprietary NGS technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In October 2021, we launched AlloSure Lung as part of the CHEST 2021 Annual Meeting. We have gained early adoption with some commercial payers. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753.

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
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/ HCT transplant using AlloHeme Testing, or the ACROBAT study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT. This study is currently enrolling patients.
Products
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help to provide post-transplant surveillance of these recipients.
Our historical product portfolio includes QTYPE and Olerup SSP. QTYPE enables Human Leukocyte Antigen, or HLA, typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time polymerase chain reaction, or PCR, methodology. Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology.
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
In January 2021, we acquired TransChart, LLC, or TransChart. TransChart provides EMR software to hospitals throughout the United States to care for patients who have or may need an organ transplant. As part of our acquisition of TransChart in January 2021, we acquired Tx Access, a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs and closely follow and assist patients through the transplant waitlist process, and ultimately, through transplantation.
In June 2021, we acquired the Transplant Hero patient application. The application helps patients manage their medications through alarms and interactive logging of medication events.
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX will develop advanced analytics that integrate AlloSure, the first transplant-specific dd-cfDNA assay, with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation beyond multi-modality by incorporating a variety of clinical inputs to create a universal composite scoring system.
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
In January 2023, we acquired HLA Data Systems LLC, or HLA Data Systems, a Texas-based company that provides software and interoperability solutions for the histocompatibility and immunogenetics community. HLA Data Systems is a leader in the laboratory information management industry for human leukocyte antigen laboratories.
In July 2023, we acquired MediGO, Inc., or MediGO, an organ transplant supply chain and logistics company. MediGO provides access to donated organs by digitally transforming donation and transplantation workflows to increase organ utilization.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 71% and 76% of our total revenue for the three and nine months ended September 30, 2023, respectively, and 82% and 83% of our total revenue for the three and nine months ended September 30, 2022, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a LCD first issued by MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently

$3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. In November 2020, Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The foundational LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian). The Medicare reimbursement rate for AlloSure Heart is currently $2,753. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753. Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance, is covered, subject to certain limitations, for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
On March 2, 2023, MolDX issued the Billing Article, with an effective date of March 31, 2023. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including CareDx, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued the Revised Billing Article. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, though acknowledged that the Billing Article is a change as to our previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles imposed new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
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
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopted the Revised Billing Article, we would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
On August 28, 2023, we submitted a subsequent letter to Noridian regarding our AlloSure Heart and AlloMap Heart testing submissions, explaining, among other things, that (i) prior to August 17, 2023, we submitted claims as outlined in its prior communications, including submitting AlloSure Heart and AlloMap Heart claims that were in compliance with the billing article in effect for Noridian (but that were not necessarily in compliance with the Revised Billing Article that had not yet been adopted by Noridian); (ii) for claims with dates of service of August 17, 2023 or later, we are submitting AlloSure Heart and AlloMap Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant; and (iii) for AlloSure Heart and AlloMap Heart tests performed on or after August 17, 2023 that are outside the parameters of the Revised Billing Article, certain billing codes will be used to enable any additional review deemed appropriate by Noridian and potential appeal by CareDx of the denied claims. On June 9, 2023, Noridian retired the LCD entitled MolDX: AlloSure or Equivalent Cell-Free DNA Testing for Kidney and Heart Allografts (L38380) that had been adopted and remained in effect since December 6, 2020. Noridian left in place the foundational LCD, entitled MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38629).
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. We presented at the public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian respectively. We also submitted written comments on the proposed draft LCD.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 14% and 11% of our total revenue for the three and nine months ended September 30, 2023, respectively, and 9% of our total revenue for each of the three and nine months ended September 30, 2022. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), MediGO, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 15% and 13% of total revenue for the three and nine months ended September 30, 2023, respectively, and 9% of our total revenue for each of the three and nine months ended September 30, 2022.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
(In thousands)

	Three Months Ended September 30,
	2023	2022	Change
Revenue:
Testing services revenue	$47,784	$64,751	$(16,967)
Product revenue	9,536	7,194	2,342
Patient and digital solutions revenue	9,872	7,414	2,458
Total revenue	67,192	79,359	(12,167)
Operating expenses:
Cost of testing services	13,217	17,771	(4,554)
Cost of product	4,750	4,736	14
Cost of patient and digital solutions	6,566	5,794	772
Research and development	19,000	22,306	(3,306)
Sales and marketing	18,474	22,261	(3,787)
General and administrative	33,968	23,830	10,138
Total operating expenses	95,975	96,698	(723)
Loss from operations	(28,783)	(17,339)	(11,444)
Other income (expense):
Interest income, net	3,171	1,225	1,946
Change in estimated fair value of common stock warrant liability	—	14	(14)
Other income (expense), net	2,047	(572)	2,619
Total other income	5,218	667	4,551
Loss before income taxes	(23,565)	(16,672)	(6,893)
Income tax benefit (expense)	80	(267)	347
Net loss	$(23,485)	$(16,939)	$(6,546)

Testing Services Revenue
Testing services revenue decreased by $17.0 million, or (26)%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily driven by the reduction in the Medicare volume across AlloMap and AlloSure testing services due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Article.
Product Revenue
Product revenue increased by $2.3 million, or 33%, for the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $2.5 million, or 33%, for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to organic growth related to our digital offerings and pharmacy revenue of $1.1 million with the remaining increase driven by the acquisitions of HLA Data Systems and MediGO.
Cost of Testing Services
Cost of testing services decreased by $4.6 million, or (26)%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease is attributed to lower overall volume reduction across AlloMap and AlloSure tests, primarily due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Article. The total decrease in the cost of testing services is in line with the reduction in revenue for testing services for the three months ended September 30, 2023 and was also due to lower royalty expense and cost saving measures.

Cost of Product
Cost of product increased by $0.01 million, or 0.3%, for the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to increased sales of our commercial NGS-based kitted solutions, which was partially offset by certain costs reduction effort to help improve margin.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $0.8 million, or 13%, for the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to an increase in cost of goods from sales in the pharmacy business.
Research and Development
Research and development expenses decreased by $3.3 million, or (15)%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily due to cost saving measures initiated by us in the second quarter, resulting in a decrease in personnel-related costs of $2.8 million and a decrease in partnership milestone expense of $0.4 million.
Sales and Marketing
Sales and marketing expenses decreased by $3.8 million, or (17)%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily due to a decrease in personnel-related costs of $2.5 million and a decrease in marketing programs and tradeshows expense of $1.4 million.
General and Administrative
General and administrative expenses increased by $10.1 million, or 43%, for the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to an increase in legal expense of $5.2 million, personnel-related costs of $2.7 million, and an increase in other expenses of $2.1 million.
Interest income, net
Interest income, net increased by $1.9 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to interest income earned on U.S. agency securities and corporate debt securities as a result of rising interest rates.
Other income (expense), net
Other income (expense), net increased by $2.6 million for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a $1.0 million gain from settlement of an obligation, a $1.1 million gain from the recovery of an impaired loan that was already written-off and was included in the purchase price of an asset acquisition of a private entity, and an increase in state tax expense of $0.2 million.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.3 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily attributable to the U.S. current tax benefit resulting from the recently filed 2022 income tax returns and a U.S. deferred tax benefit resulting from the acquisition of MediGO in July 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022
(In thousands)

	Nine Months Ended September 30,
	2023	2022	Change
Revenue:
Testing services revenue	$162,982	$198,330	$(35,348)
Product revenue	24,273	20,696	3,577
Patient and digital solutions revenue	27,500	20,383	7,117
Total revenue	214,755	239,409	(24,654)
Operating expenses:
Cost of testing services	43,837	53,629	(9,792)
Cost of product	12,742	13,022	(280)
Cost of patient and digital solutions	19,807	16,071	3,736
Research and development	63,590	66,818	(3,228)
Sales and marketing	63,335	72,359	(9,024)
General and administrative	91,327	75,621	15,706
Restructuring costs	848	—	848
Total operating expenses	295,486	297,520	(2,034)
Loss from operations	(80,731)	(58,111)	(22,620)
Other income (expense):
Interest income, net	8,708	1,892	6,816
Change in estimated fair value of common stock warrant liability	10	89	(79)
Other expense, net	(198)	(1,948)	1,750
Total other income	8,520	33	8,487
Loss before income taxes	(72,211)	(58,078)	(14,133)
Income tax benefit (expense)	24	(206)	230
Net loss	$(72,187)	$(58,284)	$(13,903)
Testing Services Revenue
Testing services revenue decreased by $35.3 million, or (18)%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily driven by the reduction in the Medicare volume across AlloMap and AlloSure testing services due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Article. This decrease was partially offset by an increase in the average selling price on non-Medicare testing services, primarily due to improved collection efforts during the nine months ended September 30, 2023.
Product Revenue
Product revenue increased by $3.6 million, or 17%, for the nine months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $7.1 million, or 35%, for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to organic growth related to our digital offerings and pharmacy revenue of $5.0 million with the remaining increase driven by the acquisitions of HLA Data Systems and MediGO.
Cost of Testing Services
Cost of testing services decreased by $9.8 million, or (18)%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is attributed to lower overall volume reduction across AlloMap and AlloSure tests, primarily due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Article. The total decrease in the cost of testing services is in line with the reduction in revenue for testing services for the period and was also due to lower royalty expense and cost saving measures.
Cost of Product
Cost of product decreased by $0.3 million, or (2)%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily due to a decrease in scrap and obsolescence of $0.3 million. Our cost saving actions related to the consolidation of our manufacturing sites helped offset cost increases associated with increased sales.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $3.7 million, or 23%, for the nine months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to an increase in cost of goods from sales in the pharmacy business and our digital offerings.
Research and Development
Research and development expenses decreased by $3.2 million, or (5)%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily due to cost saving measures initiated by us in the second quarter, resulting in a decrease in personnel-related costs of $4.2 million and a decrease in partnership milestone expense of $1.5 million, partially offset by an increase in clinical trials expense of $1.7 million and an increase in depreciation expense of $1.3 million.
Sales and Marketing
Sales and marketing expenses decreased by $9.0 million, or (12)%, for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is primarily due to cost saving measures, leading to a decrease in personnel-related costs of $3.4 million, a decrease in tradeshows expense of $2.3 million, a decrease in travel related expenses of $0.9 million, a decrease in advertising and marketing related costs of $0.8 million and a decrease in speakers' events expense of $0.6 million.
General and Administrative
General and administrative expenses increased by $15.7 million, or 21%, for the nine months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to an increase in legal expense of $6.2 million, an increase in stock-based compensation expense of $5.7 million, an increase in rent and utilities expense of $1.3 million and an increase in computer hardware and software expenses of $0.7 million.
Restructuring costs
Restructuring costs were incurred for the nine months ended September 30, 2023, which relate to employee severance pay and related costs.
Interest income, net
Interest income, net increased by $6.8 million for the nine months ended September 30, 2023, compared to the same period in 2022. The increase is primarily due to interest income earned on U.S. agency securities and corporate debt securities as a result of rising interest rates.
Other expense, net
Other expense, net decreased by $1.8 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a $1.0 million gain from settlement of an obligation and a $1.1 million gain from the recovery of an impaired loan that was already written-off and was included in the purchase price of an asset acquisition of a private entity, partially offset by other expenses.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.2 million for the nine months ended September 30, 2023, compared to the same period in 2022. The increase is primarily attributable to the U.S. current tax benefit resulting from the recently filed 2022 income tax returns, the release of valuation allowance at Australia and a U.S. deferred tax benefit resulting from the acquisition of MediGO in July 2023.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in:
Operating activities	$(10,007)	$(32,424)
Investing activities	(921)	(230,977)
Financing activities	(2,729)	(2,163)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(224)	25
Net decrease in cash, cash equivalents and restricted cash	$(13,881)	$(265,539)
Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the nine months ended September 30, 2023 was $10.0 million. Net operating assets increased $9.9 million. Our noncash items included $39.1 million in stock-based compensation expense, $10.8 million of depreciation and amortization expense, $4.0 million of amortization of right-of-use assets, $1.2 million of unrealized loss on long-term marketable equity securities, $1.0 million of asset impairment and write-downs, $1.7 million of revaluation of contingent consideration to estimated fair value, $3.4 million of amortization of premium on short-term marketable securities, net, and $2.1 million of other gains.
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
Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities of $0.9 million was primarily related to purchases of marketable securities of $192.1 million, $6.8 million related to additions of capital expenditures, net and $6.7 million related to acquisition of business, net of cash acquired, offset by proceeds from maturities of marketable securities of $206.5 million.
For the nine months ended September 30, 2022, net cash used in investing activities of $231.0 million was primarily related to purchases of marketable securities of $283.4 million and $18.0 million related to additions of capital expenditures, net, partially offset by proceeds from maturities of marketable securities of $74.1 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 of $2.7 million was primarily due to taxes paid related to net share settlements of restricted stock units of $2.5 million, repurchase and retirement of common stock of $1.6 million and payments of contingent consideration of $0.2 million. These payments were offset by proceeds from issuances of common stock under our employee stock purchase plan of $1.5 million and proceeds from exercises of stock options of $0.1 million.
Net cash used in financing activities for the nine months ended September 30, 2022 of $2.2 million was primarily due to taxes paid related to net share settlements of restricted stock units of $5.5 million and payments of contingent consideration of $1.0 million. These payments were offset by proceeds from exercises of stock options of $2.1 million and proceeds from issuances of common stock under our employee stock purchase plan of $2.2 million.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $534.2 million at September 30, 2023. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $268.2 million and no debt outstanding.
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
Shelf Registration Statement
On May 10, 2023, we filed a universal shelf registration statement (File No. 333-271814), or the Registration Statement, whereby we can sell from time to time shares of our common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for our own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved our Stock Repurchase Program, or the Repurchase Program, whereby we may purchase up to $50 million of shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the three and nine months ended September 30, 2023, we purchased an aggregate of 92,766 shares and 164,238 shares of our common stock, respectively, under the Repurchase Program for an aggregate purchase price of $0.8 million and $1.6 million, respectively. As of September 30, 2023, $47.7 million remained available for future share repurchase under the Repurchase Program.

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
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a LCD first issued by MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. In November 2020, Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The foundational LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian).The Medicare reimbursement rate for AlloSure Heart is currently $2,753. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753. Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance, is covered, subject to certain limitations, for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
On March 2, 2023, MolDX issued the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including us, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued the Revised Billing Article. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including us, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles imposed new restrictions on Medicare coverage for our tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopted the Revised Billing Article, we would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Additionally, although we have submitted to Medicare AlloMap Heart and AlloSure Heart tests for March 2023 without confirming whether they meet the Revised Billing Article’s parameters, there is a risk that any reimbursement of such claims are subject to forfeiture.
On August 28, 2023, we submitted a subsequent letter to Noridian regarding our AlloSure Heart and AlloMap Heart testing submissions, explaining, among other things, that (i) prior to August 17, 2023, we submitted claims as outlined in its prior communications, including submitting AlloSure Heart and AlloMap Heart claims that were in compliance with the billing article in effect for Noridian (but that were not necessarily in compliance with the Revised Billing Article that had not yet been adopted by Noridian); (ii) for claims with dates of service of August 17, 2023 or later, we are submitting AlloSure Heart and AlloMap Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant; and (iii) for AlloSure Heart and AlloMap Heart tests performed on or after August 17, 2023 that are outside the parameters of the Revised Billing Article, certain billing codes will be used to enable any additional review deemed appropriate by Noridian and potential appeal by us of the denied claims. On June 9, 2023, Noridian retired the LCD entitled MolDX: AlloSure or Equivalent Cell-Free DNA Testing for Kidney and Heart Allografts (L38380) that had been adopted and remained in effect since December 6, 2020. Noridian left in place the foundational LCD, entitled MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38629).
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. We presented at the public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian respectively. We also submitted written comments on the proposed draft LCD.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis. AlloMap Heart has also received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as ISHLT included AlloMap in its guidelines and payers adopted coverage policies and no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has varied, and is expected to continue to vary by payer. Revenue growth depends on our ability to maintain Medicare and third-party payer reimbursement, and to expand utilization by healthcare providers. See the discussion above under “The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report”.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued on June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market-based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. The CARES Act froze then-current (2020) CMS CLFS rates through 2021. Further, the CARES Act delayed the reporting cycle under PAMA to January 1 and March 31, 2022. The next data collection period will be January 1 through June 30, 2024.
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
Reimbursement for AlloSure Lung
Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753. See the discussion above under “The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report”.
Continued Growth of Product Sales
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and solid organs.
Our historical product portfolio includes QTYPE and Olerup SSP. QTYPE enables speed and precision in HLA typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time PCR methodology. QTYPE received CE mark certification on April 10, 2018. Olerup SSP is used to type HLA alleles based on the SSP technology.
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
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. With the addition of HLA Data Systems, we are now able to support HLA laboratories in managing their day-to-day workflow. With the addition of MediGO, we are now serving the organ procurement market for organ logistical needs.

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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of September 30, 2023 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Operations
The accompanying unaudited condensed consolidated balance sheets contain certain recorded assets in foreign countries, namely Stockholm, Sweden and Fremantle, Australia. Although these countries are considered economically stable and we have experienced no notable burden from foreign exchange transactions, export duties, government regulations or unanticipated events in foreign countries could have a material adverse effect on our operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business.  We had cash, cash equivalents and marketable securities of $268.2 million at September 30, 2023, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents of $293.1 million at December 31, 2022, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.7 million on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2023, would have negatively impacted our financial results for the nine months ended September 30, 2023 by $0.4 million and our product revenue by $1.1 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, in light of the material weaknesses identified in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 27, 2023, the following material weaknesses were identified as of December 31, 2022:
General Information Technology Controls. We did not design and maintain effective general information technology controls, or GITCs, for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties, logical access controls to prevent unauthorized user access and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology, or IT, program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties; and (iii) computer and network operations controls to ensure that batch and interface jobs are monitored and privileges are appropriately granted, authorized and monitored. As a result, business process controls (automated and manual) that are dependent on the ineffective GITCs, or that rely on data produced from systems impacted by the ineffective GITCs, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures.

Purchase Order Approval Workflow. We did not design and maintain effective process-level control activities related to procurement to ensure appropriate approval of purchase orders, which could affect the amount and classification of costs capitalized or expensed.
COSO Framework. We did not fully maintain components of the COSO framework, including elements of the control environment, information and communication, and control activities and monitoring activities components, relating to: (i) sufficiency of competent personnel to perform internal control activities and support the achievement of our internal control objectives; (ii) enforcing accountability of personnel for the performance of their internal control responsibilities across the organization in the pursuit of objectives; (iii) designing and maintaining general control activities over technology to support the achievement of our internal control objectives; (iv) performing control activities in accordance with established policies in a timely manner; and (v) performing sufficient reviews of information to assess its relevance, accuracy and completeness in supporting the internal control components. As such, our management concluded that we did not have an adequate process in place to complete our assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.
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
•Improving the control environment in relation to personnel training and accountability of Sarbanes-Oxley Act of 2002, or SOX, control activities;
•Hiring additional personnel in the IT and Finance and Accounting departments with an appropriate level of knowledge and experience to effectively execute our processes and procedures; and
•Expanding controls and/or applying appropriate procedures to address the design and operation of internal controls related to the procure-to-pay process.
In 2023 to date, we have hired seven additional full-time and contractors resources in our IT and Finance and Accounting departments to support our remediation efforts. We expect, and are planning, to continue adding incremental staffing in these departments throughout the year. We delivered SOX compliance training to control owners and are updating the design of our controls and controls procedures to ensure we address the root causes of the material weaknesses. We have also enhanced our communication by frequently holding meetings with key management personnel and members of the Audit Committee of our Board of Directors to discuss the SOX program. In regards to the procure-to-pay process, we are implementing new automated and manual controls for the purchase order approval workflow and we plan to implement a new accounts payable system next year. We are also investing in and implementing other systems that will assist us in monitoring the timely execution of controls, and we expect to continue to implement these throughout the remaining part of the year.
We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts, particularly in the improvement of our control environment, will result in significant improvements to our system of controls and that we believe will remediate the material weaknesses. However, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of our remediation plans and take such other actions that we deem appropriate given the circumstances.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2023, or the Form 10-K, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.  There have been no material changes in the risk factors that appear in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended September 30, 2023, our net loss was $23.5 million. As of September 30, 2023, we had an accumulated deficit of $534.2 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the quarter ended September 30, 2023, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 51% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests, or ADLTs), private payer payment rates and volumes for their tests. The final PAMA ruling was issued on June 17, 2016 and the new market-based rates took effect on January 1, 2018. The Centers for Medicare & Medicaid Services, or CMS, uses the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests. Under PAMA, the reimbursement rate for AlloMap Heart is currently $3,240 for Medicare beneficiaries.
On September 26, 2017, we announced that the Molecular Diagnostic Services, or MolDX, Program developed by Palmetto GBA, or Palmetto, has set AlloSure Kidney reimbursement at $2,841. AlloSure Kidney began to be reimbursed for kidney transplants covered by Medicare across the United States on October 9, 2017, the effective date of the Palmetto local coverage determination, or LCD.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through an LCD first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The foundational LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian).The Medicare reimbursement rate for AlloSure Heart is currently $2,753. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753. Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance, is covered, subject to certain limitations, for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
On March 2, 2023, MolDX issued a new billing article, with an effective date of March 31, 2023, related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Article. Prior to the Billing Article’s effective date, MolDX informed the affected parties, including us, that enforcement of the revised billing practices outlined in the Billing Article would not be implemented until June 30, 2023. MolDX informed us that its automatic adjudication process would remain in place until June 30, 2023, though claims submitted prior to that date must comply with the applicable LCDs. On May 4, 2023, MolDX issued a revised new billing article with an effective date of March 31, 2023, or the Revised Billing Article, and together with the Billing Article, the Billing Articles. The Revised Billing Article impacts Medicare coverage for AlloSure Kidney, AlloSure Heart and AlloMap Heart and requires certain companies, including us, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has stated that it views the Billing Article as clarifying existing coverage, especially as it relates to when tests are covered in the for-cause and surveillance contexts. MolDX has acknowledged, however, that the Billing Article is a change as it relates to billing more than one test during a single patient encounter. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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

On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles imposed new restrictions on Medicare coverage for our tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023. Although we submitted claims for Medicare reimbursement for the Impacted March Tests in May 2023 and have received reimbursement for these tests, there is a risk that the reimbursement of such claims is subject to forfeiture.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopted the Revised Billing Article, we would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we planned to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. There is a risk that claims submitted for reimbursement through June 30, 2023 for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles subject to forfeiture.
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
Any decision by CMS or its local contractors to reduce or deny coverage for our tests, including as a result of the Billing Articles or otherwise, would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests.

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
For new diagnostic testing services, each private and government payer decides whether to cover the test, the amount it will reimburse for a covered test and the specific conditions for reimbursement. Clinicians and recipients may not be likely to order a diagnostic test unless third-party payers pay a substantial portion of the test price. Therefore, coverage determinations and reimbursement levels and conditions are critical to the commercial success of a diagnostic testing service, and if we are not able to secure positive coverage determinations and reimbursement levels, our business will be materially adversely affected.
Coverage and reimbursement by a commercial payer may depend on a number of factors, including a payer’s determination that our current and future testing services are:

•not experimental or investigational;
•medically necessary or redundant;
•going to lead to improved patient outcomes;
•appropriate for the specific recipient;
•cost-saving or cost-effective; and
•supported by peer-reviewed publications.

Third-party payers have in the past disallowed, and may in the future disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, were redundant or were not coupled with other specified tests or services or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. We are also subject to claims reviews and/or audits by such payers, including governmental audits of our Medicare claims, and have in the past been required to repay these payers in certain circumstances where a preliminary finding was made that we were incorrectly reimbursed. We may also in the future be required to repay these payers if a finding is made that we were incorrectly reimbursed.
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
Since each payer makes its own decision as to whether to establish a policy to reimburse for a test, seeking payer coverage and other approvals is a time-consuming and costly process. We cannot be certain that adequate coverage and reimbursement for AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart or future solutions will be provided in the future by any third-party payer.
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
Our Medicare Part B coverage for AlloSure Kidney and AlloMap Heart is included in a formal local coverage decision for molecular diagnostics. However, any change in this coverage decision or other future adverse coverage decisions by CMS, including with respect to coding or as a result of the Billing Articles, could substantially reduce our revenue.
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
Until 2016, AlloMap Heart was billed using an unlisted Current Procedural Terminology, or CPT, code, but in 2016, a new CPT Category 1 Multianalyte Assays with Algorithmic Analyses, or MAAA, code was added that specifically describes the test. Further, pursuant to MolDX billing requirements, the AlloMap Heart test also has been assigned a McKesson Diagnostics Z-Code™, which is included on all Medicare claims.
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
We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of the Court to amend its counterclaims to include additional allegations regarding purportedly false claims we made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding us $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury, which we intend to appeal. Our appeal may be unsuccessful or, if it is successful and the damages are upheld, we may be unable to collect any monetary damages. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising.
On July 19, 2022, the United States Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing our patent infringement suit against Natera. In May 2023, we submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear our suit.
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
Furthermore, on May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against us; Reginald Seeto, our former President, Chief Executive Officer and member of our Board of Directors; Ankur Dhingra, our former Chief Financial Officer; Marcel Konrad, our former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting; and Peter Maag, our former President, former Chief Executive Officer, former Chairman of our Board of Directors and current member of our Board of Directors. The action alleges that we and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs.
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaint on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. On May 24, 2023, the court granted our motion to strike and motion to dismiss, dismissing all claims against defendants with leave to amend. On June 28, 2023, plaintiffs filed a second amended complaint against us, Reginald Seeto, Ankur Dhingra and Peter Maag. Under a briefing schedule ordered by the court on June 12, 2023, defendants filed a motion to dismiss and motion to strike the second amended complaint on July 26, 2023, plaintiffs’ opposition was filed on August 30, 2023 and defendants’ reply was filed on September 22, 2023. The court held oral argument on October 31, 2023. We intend to defend ourselves vigorously, and believe that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
Additionally, on September 21, 2022, Jeffrey Edelman brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Edelman Derivative Action, against us as nominal defendant and Reginald Seeto, our former President, Chief Executive Officer and member of our Board of Directors, Ankur Dhingra, our former Chief Financial Officer, Peter Maag, our former President, former Chief Executive Officer, former Chairman of our Board of Directors and current member of our Board of Directors, and the other members of our Board of Directors. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The action alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks a declaration that the individual defendants breached their fiduciary duties to us, violated Sections 14(a) and 20(a) of the Exchange Act and were unjustly enriched, and also seeks to recover damages sustained by us as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
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
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action. The consolidated derivative action remains stayed. The parties in the Stevenson Derivative Action filed a joint status statement with the Court on September 6, 2023.
We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the consolidated derivative action, but there is no guarantee that we will prevail.
Litigation is inherently unpredictable. It is possible that an adverse result in one or more of these possible future events could have a material adverse effect on us, including increased expenses to defend, settle or resolve such litigation.
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
Transplant centers may not adopt AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.
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
From 2021 to 2022, our revenue grew from $296.4 million to $321.8 million, which represents annual growth of 9%. From the nine months ended September 30, 2022 to the nine months ended September 30, 2023, our revenue declined from $239.4 million to $214.8 million, which represents a decrease of $24.6 million or (10)%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:
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
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $268.2 million and an accumulated deficit of $534.2 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
•develop other solutions for clinical surveillance in transplantation;
•increase our selling and marketing efforts to drive market adoption and address competitive developments;
•expand our clinical laboratory operations;
•fund our clinical validation study activities;
•expand our research and development activities;
•sustain or achieve broader commercialization of AlloSure Kidney, AlloSure Lung, KidneyCare, AlloMap Heart, AlloSure Heart, HeartCare, our other products and patient and digital solutions or enhancements to those tests, products and patient and digital solutions;
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
Additional capital, if needed, may not be available on satisfactory terms, or at all, and might include the issuance of equity securities, debt, cash from collaboration agreements or a combination of these. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock and would result in dilution to our stockholders. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.
Our operating results may be adversely affected by unfavorable economic and market conditions.
Many of the countries in which we operate, including the U.S. and several of the members of the European Union, or EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. On June 23, 2016, the United Kingdom, or the UK, held a referendum pursuant to which voters elected to leave the EU, commonly referred to as Brexit. The UK formally left the EU on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the ultimate effects of Brexit have yet to be seen, and the UK is in the process of negotiating trade deals with other countries, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in the EU and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.
Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; increased inflation globally and in the U.S. in particular; the government closure of Silicon Valley Bank and potential liquidity concerns at other financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
Our current or future restructuring plans, including our recent decision to discontinue our operations in Fremantle, Australia, may not optimize costs and simplify our organizational and corporate structure and may materially impair our business operations.
In January 2023, we announced a restructuring plan intended to optimize costs and simplify our organizational and corporate structure. Our restructuring plan includes the discontinuation of our operations in Fremantle, Australia, terminating our employees in that location and vacating our facilities there. The winding down of our operations in Australia has, and any additional restructuring efforts may, divert management’s attention, increase expenses on a short-term basis and lead to potential issues with employees, customers or suppliers. If we do not complete these activities in a timely manner; do not realize anticipated cost savings, synergies and efficiencies or business disruption occurs during or following such activities; or incur unanticipated charges, our business, financial condition, operating results and cash flows may be materially impaired.

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

See the discussion of the Billing Articles under the risk factor above titled “Health insurers and other third-party payers may decide to revoke coverage of our existing test, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects”.
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal and those claims were denied. We continue to pursue appeals of these claims consistent with our statutory rights. We have met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. In addition, in the second quarter of 2023, we received a record request from UPIC. UPIC has the authority to implement Medicare payment suspensions during the pendency of an audit and the ability to refer billing matters to other regulatory agencies. In the third quarter of 2023, the UPIC provided us with notice that we had received Medicare payments in error, resulting in an overpayment of $38,975.02. The UPIC further stated that going forward it wished to support our efforts to remedy the billing issues and it would continue to monitor our Medicare claim submission patterns. We plan to appeal the denied claims consistent with our statutory rights. We expect further intensification of the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre- and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. We could be forced to expend considerable resources responding to these audits or other inquiries. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart and future solutions, as well as the results of Noridian’s referral to CMS and any audits or inquiries evaluating our services create a risk of further regulatory or enforcement action from these or other regulatory agencies, or that our claims are denied or that any historical reimbursement of such claims is subject to forfeiture and could negatively affect our revenue, cash flows and profitability.
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
In October 2023, the FDA proposed a new policy under which the FDA intends to provide greater oversight of LDTs, through a phase-out of its general enforcement discretion approach to LDTs. In connection with this, the FDA proposed a rule that would amend its regulations to make explicit that in vitro diagnostic products are devices under the Federal Food, Drug and Cosmetic Act. There is no assurance whether, or when, this proposed policy and/or rule will be adopted or as to the content of any policies or rules eventually adopted. Any future rulemaking, guidance, or other oversight of LDTs and clinical laboratories that develop and perform them, if and when finalized, may affect the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. We previously received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. On September 25, 2023, we reported that by letter dated September 19, 2023, we were notified by the staff of the SEC that the SEC has concluded its investigation as to our company and does not intend to recommend an enforcement action by the SEC against us. We also previously received an information request from a state regulatory agency. The state regulatory agency recently advised us that it has completed its review of our business practices and determined that no further information or action is required. In late 2022, we received a request for information from a separate state regulatory agency. We may receive additional requests for information from the DOJ or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the prior SEC subpoena or the state regulatory agency information request raise or raised any issues regarding the safety or clinical utility of any of our products or services and are cooperating fully with the investigations and the request for information. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of the DOJ investigation, the state regulatory agency information request, or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. We may expend significant financial and managerial resources in connection with responding to the CID and other information requests. Any of the foregoing consequences could seriously harm our business and our financial results.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and quiescent leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of October 15, 2023, we had 10 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have one issued U.S. patent covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart, which will expire in March 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease, which will expire between August 2024 and September 2029.
Our patents and the patents we exclusively license from others may be successfully challenged by third parties as being invalid or unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure. This ruling may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies without payment to us. On March 29, 2023, we entered into an agreement with Stanford whereby we agreed, among other things, to seek a review from the United States Supreme Court, or the Review. During the pendency of the Review, certain of our licensing payment and reporting obligations to Stanford with respect to licensed products sold in the United States, and our right to terminate the exclusive agreement upon 30 days’ advance notice to Stanford, are suspended. In May 2023, we submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit we filed against Natera and in October 2023, the U.S. Supreme Court declined to hear this patent infringement suit. As the Review is complete and our petition for review was denied, our license agreement with Stanford automatically terminated, and we will be required to pay to Stanford certain past royalties that were previously suspended within 90 days of the termination. Third parties may independently develop similar or competing technology that avoids the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
The extent to which the patent rights of life sciences companies effectively protect their products and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the proper scope of allowable claims of patents held by such companies has emerged to date in the United States. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostic solutions or genomic diagnostics. In the Ariosa Diagnostics, Inc. v. Sequenom, Inc. (Fed. Cir. 2015) case, a federal court recently determined that a cfDNA product for fetal testing was not eligible for patent protection. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself.

What constitutes a “sufficient” additional feature for this purpose is uncertain. This evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.
Changes in either the patent laws or interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. In particular, in September 2011, the United States Congress passed the Leahy-Smith America Invents Act, or the AIA, which became effective in March 2013. The AIA reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This has not yet had a material impact on the operation of our business and the protection and enforcement of our intellectual property, but it may in the future. The AIA and its implementation could still increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent applications in the United States and many foreign jurisdictions are not published until at least 18 months after filing, and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent is issued on the application. In addition, publications in the scientific literature often lag behind actual discoveries.
We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, as applicable, were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent in order to carry on our business. If another party has filed a United States patent application covering an invention that is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office or a court to determine priority of invention in the United States for pre-AIA applications and patents.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 3, 2023 to September 30, 2023, our closing stock price ranged from $7.00 to $17.61 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 63.7% of our common stock as of November 6, 2023. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
We may elect to repurchase shares of our common stock, which might limit our ability to pursue other growth opportunities.
On December 3, 2022, our board of directors authorized a stock repurchase program, whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022, or the Repurchase Program. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. Any repurchase of shares of our common stock under the Repurchase Program will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. In addition, on August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which, among other things, imposes an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing shares of our common stock.
During the three and nine months ended September 30, 2023, we purchased an aggregate of 92,766 shares and 164,238 shares of our common stock, respectively, under the Repurchase Program for an aggregate purchase price of $0.8 million and $1.6 million, respectively. As of September 30, 2023, $47.7 million remained available for future share repurchase under the Repurchase Program.
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
Our management concluded that we had the following material weaknesses as of December 31, 2022:
•General Information Technology Controls. We did not design and maintain effective general information technology controls, or GITCs, for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties, logical access controls to prevent unauthorized user access and adequate restriction of user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology, or IT, program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately with appropriate segregation of duties; and (iii) Computer and Network operations controls to ensure that batch and interface jobs are monitored and privileges are appropriately granted, authorized and monitored. As a result, business process controls (automated and manual) that are dependent on the ineffective GITCs, or that rely on data produced from systems impacted by the ineffective GITCs, are also deemed ineffective, which affects substantially all financial statement account balances and disclosures.
•Purchase Order Approval Workflow. We did not design and maintain effective process-level control activities related to procurement to ensure appropriate approval of purchase orders, which could affect the amount and classification of costs capitalized or expensed.

•Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework. We did not fully maintain components of the COSO framework, including elements of the control environment, information and communication, and control activities and monitoring activities components, relating to: (i) sufficiency of competent personnel to perform internal control activities and support the achievement of our internal control objectives; (ii) enforcing accountability of personnel for the performance of their internal control responsibilities across the organization in the pursuit of objectives; (iii) designing and maintaining general control activities over technology to support the achievement of our internal control objectives; (iv) performing control activities in accordance with established policies in a timely manner; and (v) performing sufficient reviews of information to assess its relevance, accuracy and completeness in supporting the internal control components. As such, our management concluded that we did not have an adequate process in place to complete its assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.
These material weaknesses have not been remediated as of the date of this Quarterly Report on Form 10-Q. Our management has been engaged in developing and implementing remediation plans to address the material weaknesses described above. However, the material weaknesses will not be fully remediated until management can demonstrate the full effectiveness of controls over a sufficient period of time, and we can give no assurance on the success of such measures or the outcome of our assessment of these measures at this time. As of September 30, 2023, there is a likelihood that we will not be able to remediate all of the previously identified material weaknesses by December 31, 2023, in which case our management will again have to conclude that our system of internal control over financial reporting is not effective when it conducts its assessment of our internal control over financial reporting as of the year ending December 31, 2023.
If the steps we take to remediate the material weaknesses are ineffective, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filings of our required periodic reports. This might lead to investors losing confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
General Risk Factors
The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs of raw materials. We will continue to monitor these fluid situations and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, rising interest rates and a potential economic recession; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended September 30, 2023:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2023 - July 31, 2023	28,751	(1)	$8.49	21,567	$48.4	(4)
August 1, 2023 - August 31, 2023	43,798	(2)	9.62	31,200	48.1	(4)
September 1, 2023 - September 30, 2023	52,814	(3)	8.11	39,999	47.7	(4)
Total	125,363			92,766
(1) Comprised of 7,184 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $4.53, which represents the average fair market value of common stock on the date of withholding, and (b) 21,567 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $9.81.
(2) Comprised of 12,598 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $10.58, which represents the average fair market value of common stock on the date of withholding, and (b) 31,200 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $9.23.
(3) Comprised of: (a) 12,815 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $8.50, which represents the average fair market value of common stock on the date of withholding, and (b) 39,999 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $7.99.
(4) On December 3, 2022, our board of directors approved our stock repurchase program, authorizing us to purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

4.2(6)#	2014 Equity Incentive Plan, as amended.

4.3(7)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(8)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(9)#	2016 Inducement Equity Incentive Plan.

4.6(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1#†	Separation Agreement, dated September 20, 2023, by and between CareDx, Inc. and Abraham Ronai.

10.2#†	Legal Consulting Agreement, dated September 20, 2023, by and between CareDx, Inc. and Abraham Ronai.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(7)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

**	Furnished herewith.
†
Non-material schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: November 8, 2023	By:	/s/ ALEXANDER L. JOHNSON
Alexander L. Johnson
President of Patient and Testing Services
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)