Form 10-K
period 2023-12-31
CareDx, Inc.
filed 2024-02-28
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date was approximately $437.0 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s Common Stock outstanding as of February 26, 2024 was 51,778,523.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our ability to remediate the material weaknesses in our internal control over financial reporting as of December 31, 2023; and
•our ability to comply with the requirements of being a public company.
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

PART I
ITEM 1. BUSINESS
Company Overview
CareDx, Inc., or “CareDx” or the “Company” or “we” or “us” and “our”, together with our subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and patient and digital solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients. Our headquarters is located in Brisbane, California. Our primary operations are in Brisbane, California; Omaha, Nebraska; Fremantle, Australia and Stockholm, Sweden.
Our commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated several clinical studies to generate data on our existing and planned future testing services. We have signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. We also offer high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. We provide digital solutions to transplant centers following the acquisitions of Ottr Complete Transplant Management, or Ottr, and XynManagement, Inc., or XynManagement. We have since increased our offerings in patient and digital solutions with the acquisitions of TransChart LLC, or TransChart, MedActionPlan.com, LLC, or MedActionPlan, and The Transplant Pharmacy, LLC, or TTP, in 2021, HLA Data Systems, LLC, or HLA Data Systems, in January 2023 and MediGO, Inc., or MediGO in July 2023. During 2023, we performed more than 165,000 commercial tests from our Brisbane, California, laboratory. According to the U.S. Department of Health and Human Services’ Organ Procurement and Transplantation Network, there are approximately 256 and 149 centers performing kidney, heart and lung transplants, respectively, in the United States.
Testing Services
We develop and provide diagnostic surveillance testing services for solid organ transplant recipients, hematopoietic stem cell transplant recipients and recipients of cell therapies.
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our dd-cfDNA offering. In transplantation there is well-established literature from studies around the world demonstrating the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA targeting polymorphisms in the DNA with an approach specifically designed for transplantation to differentiate dd-cfDNA.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.
In March and May 2023, MolDX issued new billing articles related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection. The billing article issued in May 2023, or the Revised Billing Article, and together with the billing article issued in March 2023, the Billing Articles, impacted Medicare coverage for AlloSure Kidney, AlloSure Heart, AlloMap Heart and AlloSure Lung, and required certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
Although we believe the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, we determined to pause our Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow us further time to evaluate the implications of the Billing Article and update our billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update our test order forms to capture the new information required under the Billing Articles. Accordingly, we did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million, or the Impacted March Tests.

On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we had not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. We presented at public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian, respectively. We also submitted written comments on the proposed draft LCD.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis.
Multiple studies have demonstrated that significant allograft injury can occur in the absence of changes in serum creatinine. Thus, clinicians have limited ability to detect injury early and intervene to prevent long-term damage using this marker. While histologic analysis of the allograft biopsy specimen remains the standard method used to assess injury and differentiate rejection from other injury in kidney transplants, as an invasive test with complications, repetitive biopsies are not well tolerated. AlloSure Kidney enables more frequent, quantitative and safer assessment of allograft rejection and injury status. Monitoring of graft injury through AlloSure Kidney allows clinicians to optimize allograft biopsies, identify allograft injury and guide immunosuppression management more accurately.
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Most recently, its utility in the assessment of clinical and sub-clinical rejection was evaluated in over 1,000 patients and published in Kidney International.
The prospective multicenter trial K-OAR study, completed with over 1,900 patients enrolled, monitors patients with AlloSure Kidney for 3 years with the objective of providing further evidence of clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients. Preliminary results from the K-OAR study were presented at the CareDx Symposium at the American Transplant Congress held in June 2021. Data from the study are being analyzed and data for contemporary control patients are being collected to enable robust final analyses.
KidneyCare
KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of iBox in one surveillance solution. We have yet to submit any applications to private payers for reimbursement coverage of AlloMap Kidney or iBox.
In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. Combined with the K-OAR study, more than 3,000 patients have been enrolled.
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
We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant, can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and may help to determine the appropriate dosage levels of immunosuppressants. In 2008, AlloMap Heart received 510(k) clearance from the U.S. Food and Drug Administration for marketing and sale as a test in heart transplant recipients who have stable graft function at the time of testing, to aid in the identification of those who have a low probability of moderate/severe acute cellular rejection at the time of testing, in conjunction with standard clinical assessment.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The common policy LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian). The Medicare reimbursement rate for AlloSure Heart is currently $2,753. The Revised Billing Article requires certain companies, including CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has acknowledged that the Billing Article is a change as to its previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. We continued the Medicare reimbursement submissions for AlloMap Heart and AlloSure Heart following the issuance of the new Billing Articles by MolDX. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we would continue to submit AlloMap Heart tests for reimbursement only when used in conjunction with AlloSure Heart as required by the billing article in effect at Noridian. We also informed Noridian on May 18, 2023 of overall plans to comply with the Billing Articles to the best of our ability. On August 28, 2023, we further informed Noridian that beginning on August 17, 2023, when it publicized the adoption of the Revised Billing Article, we would submit AlloSure Heart and AlloMap Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant. AlloMap Heart has received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Clinical validation data from the Donor-Derived Cell-Free DNA-Outcomes AlloMap Registry (NCT02178943), or D-OAR, was published in the American Journal of Transplant, or AJT, in 2019. D-OAR was an observational, prospective, multicenter study to characterize the AlloSure Heart dd-cfDNA in a routine, clinical surveillance setting with heart transplant recipients. The D-OAR study validated that plasma levels of AlloSure Heart dd-cfDNA can discriminate acute rejection from no rejection, as determined by endomyocardial biopsy criteria.
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
HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, acute cellular rejection and antibody mediated rejection. In September 2018, we initiated the SHORE study, a prospective, multi-center, observational, registry of patients receiving HeartCare for surveillance. Patients enrolled in SHORE will be followed for 5 years with collection of clinical data and assessment of 5-year outcomes.
The ISHLT guidelines published online in 2022 reinforced the use of AlloMap Heart and referenced the combined use of AlloSure Heart and AlloMap Heart for surveillance purposes.
Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
Lung

In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test was undergoing further studies. One of these studies, launched in April 2020, was the ALARM study, or AlloSure Lung Allograft Remote Monitoring, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC was measured. AlloSure Lung applies proprietary next generation sequencing, or NGS, technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In October 2021, we launched AlloSure Lung. We have gained early coverage with some commercial payers. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753.
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
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/HCT transplant using AlloHeme Testing study, or the ACROBAT study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT. This study is currently enrolling patients.
Products
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help to provide post-transplant surveillance of these recipients.
Our product portfolio includes AlloSeq Tx, QTYPE, Olerup SSP, AlloSeq HCT, and AlloSeq cfDNA. QTYPE enables Human Leukocyte Antigen, or HLA, typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time polymerase chain reaction, or PCR, methodology. Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology.
Our NGS products include: AlloSeq Tx, a high-resolution HLA typing solution; AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients; and AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients.
We received CE mark authorization for AlloSeq cfDNA in January 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
In September 2019, we launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than other solutions on the market and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx 17 received CE mark authorization in May 2020.
In June 2020, we launched AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT received CE mark authorization in May 2022.
In May 2022, we commercially launched AlloSeq Tx9, a high throughput version of AlloSeq Tx17 for HLA typing in high volume laboratories. AlloSeq Tx9 received CE mark authorization in August 2022.
In 2023, we continued to develop and progress our NGS product lines and software through exclusive and non-exclusive collaborations.
Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr and XynManagement.
In May 2019, we acquired 100% of the outstanding common stock of Ottr. Ottr was formed in 1993 and is a leading provider of transplant patient management software, or the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with electronic medical records, or EMR, systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.
In August 2019, we acquired 100% of the outstanding common stock of XynManagement. XynManagement provides two unique solutions, XynQAPI software, or XynQAPI, and XynCare. XynQAPI simplifies transplant quality tracking and

Scientific Registry of Transplant Recipients reporting. Our XynCare offering includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
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
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX will develop advanced analytics that integrate AlloSure with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation by incorporating a variety of clinical inputs to create a universal composite scoring system.
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
In July 2023, we acquired MediGO, an organ transplant supply chain and logistics company. MediGO provides access to donated organs by digitally transforming donation and transplantation workflows to increase organ utilization.
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
Our software solutions are currently used in over 170 transplant centers in the U.S.
As of December 31, 2023, substantially all of our revenues came from the United States and Europe, and substantially all of our assets and operations were located in the United States, Sweden and Australia.
We are organized and operate as a single reportable segment. Refer to Note 15 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Limitations of Existing Approaches for Surveillance of Transplant Recipients
The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers. In 2020, the estimated average charges in the U.S. for a heart transplant were $1.66 million and for a kidney transplant were $0.44 million for the period 30 days before the transplant and 180 days after the transplant. The lifetime cost for transplant recipients varies significantly depending on each individual patient's circumstances. Unsuccessful treatment of rejection can result in an additional transplant. In the case of a kidney transplant, the median annual Medicare cost of care for a recipient whose kidney fails and is on dialysis is 500% more than the median annual cost of care for a recipient with a functioning transplant.
The historical standard for heart transplant surveillance has been the microscopic examination of heart tissue obtained through an invasive endomyocardial biopsy. In the biopsy procedure, a catheter is inserted into the right internal jugular vein in the recipient’s neck and threaded into the right ventricle of the heart. Four pieces of tissue are cut from the wall of the heart and sent to the laboratory for examination by a pathologist who uses a microscope to look for evidence of cellular rejection. Limitations of biopsies include: (i) the pathologist evaluations, which are subjective and dependent upon visual assessment and qualitative interpretation, (ii) tissue sampling errors, and (iii) the potential for procedure-related complications such as damage to the valve structures in the heart. The typical schedule of biopsy surveillance may involve eight to ten biopsies within the first six months after transplant and up to fifteen biopsies within the first year post-transplant.

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
The prevention and treatment of rejection in heart and kidney transplant recipients is managed primarily through the use of immunosuppressive drugs. Surveillance biopsies are infrequent after the first year because of procedural risks, discomfort, inconvenience, expense and the low rate of finding silent rejection. As a result, clinicians have limited and infrequent information about an individual recipient’s risk of rejection over the months and years following transplant. In the average recipient, the immune system gradually adapts to the organ graft, and the need for immunosuppression declines over time. However, there is meaningful variation in the level of rejection activity and need for immunosuppression among transplant recipients. Limited insight into the immune status of the individual recipient often causes clinicians to adopt a “one-size-fits-all” approach to immunosuppression to help protect against the severe consequences of rejection. Although typical doses of immunosuppressants result in a low rate of rejection in the transplant population as a whole, many individuals may receive more intense immunosuppressants than they actually need.
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
Clinical Studies for our Testing Services
Kidney
In March 2017, the Journal of the American Society of Nephrology published the article Cell-Free DNA and Active Rejection in Kidney Allografts. The article reported that increased levels of dd-cfDNA detected using AlloSure Kidney are associated with active rejection of the kidney allograft. The data for this article came from the Diagnosing Acute Rejection in Kidney Transplant Recipients, or DART, study sponsored by CareDx. Evidence from this study suggests that AlloSure Kidney, a non-invasive blood test, may enable more frequent, quantitative, and safer assessment of allograft rejection and injury. As part of a surveillance strategy, AlloSure Kidney can help identify patients with new or ongoing organ injury. In the DART study, to investigate the use of AlloSure Kidney as a surveillance tool, the investigators prospectively collected blood specimens from renal transplant patients at scheduled intervals and at the time of clinically indicated biopsies. Key findings of the study were as follows:
•AlloSure Kidney provides clear stratification of patients for probability of rejection;
•Active rejection patients showed median AlloSure Kidney levels at 1.6%;
•Antibody-mediated rejection, or ABMR, patients showed median AlloSure Kidney levels at 2.9%;
•Non-rejection patients showed median AlloSure Kidney levels of 0.21%; and
•AlloSure Kidney was superior to serum creatinine in identifying which patients had active rejection.
This was the first report to establish clinical performance characteristics for dd-cfDNA in renal transplant patients with an analytically validated assay of dd-cfDNA in a large, multicenter observational study of dd-cfDNA. This progress was made possible by collaboration with 14 major renal transplant centers and their patients who volunteered to participate in the study.

A publication in the Journal of Applied Laboratory Medicine in March 2017 described the biological variation and clinical reference intervals of dd-cfDNA in stable healthy renal transplant recipients. These results indicated levels and amount of change in dd-cfDNA that would not be likely associated with stable kidney transplant recipients.
In January 2018, we initiated the "K-OAR" study to develop additional data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. Publications based on the analyses of the accumulated DART database results were used as a guide to design K-OAR. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,900 renal transplant recipients who received AlloSure Kidney as part of long-term surveillance. The clinical outcomes of these patients were entered into a registry database as the patients were surveilled for three years.
The study cohort was designed to include a minimum of 300 patients from centers that use renal surveillance biopsies to show the value of AlloSure Kidney in subclinical rejection. The remaining patients were to be from centers that had not performed protocol surveillance biopsies prior to K-OAR, but for cause biopsies, which is the more common practice. A prospective propensity matched control cohort from up to 2,000 patients will be retrospectively analyzed from the subset of centers to show the value of AlloSure Kidney compared to its non-use.
The primary safety endpoint of this study is the amount of kidney tissue scarring and atrophy at one-year post-transplant, quantified by biopsy-based histopathology grade(s). The primary efficacy endpoint is the change in estimated glomerular filtration rate, or eGFR, with the number of renal allograft biopsies performed during the first year being a secondary outcome. Other endpoints include patient survival, graft survival, change and serum creatinine, evaluated at years 1, 2 and 3 post-transplantation.
In September 2019, we announced the commencement of the “OKRA” study, which is an extension of K-OAR. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the prognostic artificial intelligence technology of iBox for a multimodality surveillance solution. We have yet to submit any applications to private payers for reimbursement coverage of KidneyCare.
In December 2021, Kidney International published the article Clinical outcomes from the Assessing AlloSure Dd-cfDNA Monitoring Insights of Renal Allografts With Longitudinal Surveillance (ADMIRAL). The article reports that increased levels of dd-cfDNA detected using AlloSure Kidney are associated with active rejection of the kidney allograft. ADMIRAL supports the work of DART further clinically validating the utility in a cohort of 1,092 patients. The high-level summary of the manuscript shows:
•Use in both subclinical and clinical rejection: Elevated AlloSure (≥ 0.5%) strongly correlated with clinical and subclinical allograft rejection (p<0.001);
•Predictor of de novo donor-specific antibody (dnDSA): AlloSure associated with a 271% increased risk of development of dnDSA (p=0.001);
•AlloSure as a leading indicator: AlloSure was elevated 91 days (median) ahead of donor-specific antibody identification;
•AlloSure is superior to serum creatinine (AUC of 80% v 49%, respectively);
•Identifies eGFR decline: Persistently elevated AlloSure (>1 result above 0.5%) predicted a > 25% decline in eGFR over 3 years (HR 1.97, p=0.041), while persistently low levels identify allograft quiescence; and
•AlloSure differentiates rejections that are going to cause long-term damage vs short-term rejection, which has treatment implications: oral outpatient treatment vs inpatient, expensive and potentially harmful therapies.
Heart
The clinical validation and utility of AlloMap Heart is supported by a number of major clinical trials involving more than 2,000 heart transplant recipients and published in leading peer-reviewed medical journals. Our trials are designed to evaluate the clinical utility of our solutions and are an integral part of our business strategy, clinical development and marketing programs. In heart transplantation, two major observational trials, CARGO and CARGO II, enabled the initial development, validation and further validation of AlloMap Heart to detect and monitor acute cellular rejection in heart transplant recipients. In addition to preserving blood samples and clinical data from these two trials, we have sponsored a multi-year, 34-center registry named OAR, which focused on long-term outcomes of patients. These repositories contain over 37,000 samples obtained from individual recipients who were typically followed for 10 serial visits and over one year or more, and who in many cases have associated biopsy-based rejection grades and other clinical outcome endpoints. We believe this extensive biorepository and database will be useful for new product development derived from analyses, correlative studies and validation efforts.

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
Lung
The ALAMO multicenter observational study is enrolling towards a 500-patient target following initiation in December 2021. The study focuses on surveillance in lung transplant recipients within the first year post-transplant. Beyond demonstrating the clinical validity of AlloSure in detecting Acute Lung Allograft Dysfunction, a composite outcome of acute rejection and clinically meaningful infections, the study explores its clinical utility by capturing clinician decision-making processes to further demonstrate the practical clinical application of AlloSure. In addition, the study will collect samples to enable development of AlloMap Lung.
Products
Our suite of AlloSeq products are commercial “NGS”-based kitted solutions. These products include: AlloSeq™ Tx, a high-resolution “HLA” typing solution; AlloSeq™ cfDNA, a surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients; and AlloSeq™ HCT, a solution for chimerism testing for stem cell transplant recipients.
Our other HLA typing products include: Olerup SSP, based on the “SSP” technology; and QTYPE, which uses real-time “PCR” methodology to perform HLA typing.
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
Olerup SSP is used to type HLA alleles based on the SSP technology. The Olerup SSP product line comprises products for low to high-resolution HLA typing. The product line includes close to 150 different typing products. We offer one of the most up-to-date and comprehensive libraries of HLA typing kits based on SSP technology.
TruSight HLA was discontinued in December 2021 and we have progressively converted existing customers to AlloSeq. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines in the field of bone marrow and solid organ transplantation on diagnostic testing. These products include: AlloSeq Tx, a high-resolution HLA typing solution; AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients; and AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients. Our AlloSeq products are designed to run on Illumina’s NGS instrumentation.
Research and Development
Our research and development activities focus on developing cutting-edge organ transplant surveillance solutions, further expanding on our pre-transplant matching solutions and seeking to continuously explore and develop new clinically relevant approaches to our products. Clinical operations dedicated to the design and implementation of high quality studies and registries for data collection to develop evidence to address unmet clinical needs of transplant recipients are included in research and development.
One area of focus for research and development activities has been to integrate acquired technology from the acquisitions of Ottr, XynManagement, TransChart, MedActionPlan, HLA Data Systems and MediGO, and pursuant to our license and collaboration agreements with OrganX and with a private entity. Integration of such technology with our current service offerings aligns a rich data set with augmented intelligence tools to better assess risk and help physicians better manage their daily patient care.
Research and development expenses of $81.9 million, $90.4 million and $76.5 million were incurred during the years ended December 31, 2023, 2022 and 2021, respectively.

Our ongoing efforts include:
•increasing understanding of biological processes of transplant rejection through analysis of immune system gene expression and dd-cfDNA in ongoing clinical trials such as K-OAR and OKRA, and commercial laboratory testing to further improve clinical utility of AlloSure Kidney and KidneyCare;
•validation and clinical utility studies of AlloSure for other organs such as pancreas and liver;
•increasing understanding of biological processes of transplant rejection through analysis of genes/metagenes in archived and ongoing clinical trials, OAR registry, SHORE registry and commercial laboratory testing to further improve clinical utility of AlloMap Heart, AlloSure Heart and HeartCare;
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
•merging and analyzing internal and public clinical data sets to better understand factors that impact short- and long-term outcomes;
•designing a multi-stakeholder transplant innovation ecosystem to accelerate improved patient management;
•integrating real world data to confirm and extend results from other clinical data sets;
•developing and deploying smart analytics and machine learning artificial intelligence that provide clinical utility with respect to patient health; and
•developing solutions for assessment of infection in transplant recipients.
Testing Services Advancement and Development
Our research and development efforts are not limited to specific technology platforms, biomarkers or methodologies. Instead, we aim to leverage current and future innovations in biomarker identification and measurement, study design and data integration in developing future solutions.
dd-cfDNA for Kidney Transplants
Our published DART and Assessing AlloSure Dd-cfDNA Monitoring Insights of Renal Allografts With Longitudinal Surveillance (ADMIRAL) clinical studies have established the clinical validity of AlloSure Kidney for kidney transplant patients. DART was the first report to establish clinical performance characteristics for dd-cfDNA in renal transplant patients and was based on a prospective, multicenter observational study. Elevations in AlloSure Kidney were found to be strongly correlated with active rejection, especially with ABMR.
The K-OAR study is the next step in developing data to support the clinical utility of AlloSure Kidney. K-OAR commenced in January 2018 and is a post-transplant clinical outcomes study in approximately 1,900 patients managed with AlloSure Kidney surveillance compared to a contemporary control group managed without AlloSure Kidney.
OKRA is a multicenter, prospective, observational registry, designed to measure outcomes of kidney transplant recipients managed with KidneyCare. KidneyCare complements AlloSure Kidney by including multimodality testing with the addition of AlloMap Kidney Gene Expression Profiling and prognostic graft assessment using iBox. OKRA targets more than 50 transplant centers and will enroll over 1,500 newly transplanted patients.

The ADMIRAL article reports that increased levels of dd-cfDNA detected using AlloSure Kidney are associated with allograft rejection. The long-term utility shown in a cohort of 1,092 patients supports the work of all of the publications prior to this. Data from the 1,092 kidney transplant recipients monitored for dd-cfDNA over a three-year period was analyzed to assess the association of dd-cfDNA with histologic evidence of allograft rejection. Elevation of dd-cfDNA was significantly correlated with clinical and subclinical allograft rejection. dd-cfDNA values of 0.5% or more were associated with a nearly three-fold increase in risk of development of de novo donor-specific antibodies and were determined to be elevated a median of 91 days ahead of donor specific antibody identification. Persistently elevated dd-cfDNA (more than one result above 0.5%) predicted over a 25% decline in the estimated glomerular filtration rate over three years (hazard ratio 1.97). Therefore, routine monitoring of dd-cfDNA allowed early identification of clinically important graft injury. Biomarker monitoring complemented histology and traditional laboratory surveillance strategies as a prognostic marker and risk-stratification tool post-transplant.
AlloMap Kidney Gene Expression Tool
The AlloMap Kidney test is a gene expression profile that quantifies immune quiescence in kidney transplant patients. AlloMap Kidney has exhibited robust performance characteristics with an accuracy correlation coefficient of 0.997 and a precision coefficient of variation of 0.049 across testing. Clinical validation using samples from prospective, multi-center studies demonstrated a sensitivity of 70% and specificity of 66% for allograft rejection, while the negative predictive value to AlloSure Kidney was 95% to discriminate rejection from quiescence at 10% prevalence of rejection. Two publications describe the performance of AlloMap Kidney: Clinical Validation of an Immune Quiescence Gene Expression Signature in Kidney Transplantation in Kidney360 in 2021 and Validation of a gene expression signature to measure immune quiescence in kidney transplant recipients in the CLIA setting in Biomarkers in Medicine in 2022.
dd-cfDNA for Heart Transplants
AlloSure Heart dd-cfDNA provides additional value for heart patient monitoring in addition to AlloMap Heart. The use of both together constitutes HeartCare.
Studies have reported that a higher percentage of dd-cfDNA in the bloodstream of patients is found with moderate or severe heart rejection compared to patients without rejection. A dd-cfDNA solution such as AlloSure for the heart helps clinicians identify recipients with a higher probability of rejection and determine which patients warrant a subsequent biopsy, because the likelihood of detecting rejection in the biopsy specimen would be enhanced.
Accordingly, we offer HeartCare. HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA analysis of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from the two complementary measures: (i) AlloMap Heart – a measure of immune activation; and (ii) AlloSure Heart – which measures graft injury. HeartCare provides complementary information about distinct biological processes, such as immune quiescence, active injury, ACR and AMR in heart transplant recipients.
We have established our proprietary strategy for quantification of donor specific dd-cfDNA and published a validation study of AlloSure Heart in 2019. We offer AlloSure Heart as a laboratory-developed test for management of heart transplant recipients. HeartCare is offered for clinical use and HeartCare is included as the primary studied test in our SHORE registry of dd-cfDNA in association with gene-expression profiling (AlloMap Heart) in heart transplant recipients.
The ISHLT guidelines published in 2023 note the growing adoption of dd-cfDNA testing among heart transplant recipients. These guidelines advocate for lifelong surveillance of the transplanted heart for rejection and acknowledge the utility and evidence underlying the use of dd-cfDNA in surveillance for rejection in a framework of clinical surveillance. The guidelines also speak to the use of multimodality testing using gene expression profiling and dd-cfDNA in the surveilling the transplanted heart for rejection.
HistoMap
In May 2020, we established a partnership with Veracyte, Inc., pursuant to which we have certain exclusive worldwide field rights to develop and commercialize products, such as HistoMap using the nCounter technology from NatoString.
In 2021, we entered into a collaboration with Arkana Laboratories, a leading kidney pathology laboratory, to develop HistoMap Kidney, a gene expression profiling, or GEP, solution to identify allograft rejection types in transplant biopsy tissue. The partnership will combine our clinical and test development expertise with the deep biorepositories of Arkana. The first article from this partnership was published in the journal Laboratory Investigation in 2023, Development and Validation of a Multi-Class Model Defining Molecular Archetypes of Kidney Transplant Rejection: A Large Cohort Study of the Banff Human Organ Transplant Gene Expression Panel.
Product Advancement and Development

Our ongoing research and development for our lab products business is focused on kitted products for pre-transplant and post-transplant patient testing. In the last decade, the ubiquity of sequencing has unveiled significant additional sequence diversity in the HLA region on chromosome 6 of the human genome. While the clinical impact of some of the sequence diversity is unclear, many newly identified HLA alleles need to be integrated into ongoing updates of the QTYPE and AlloSeq Tx kits. We also introduced AlloSeq Tx at the 2019 ASHI Annual Meeting and continue to improve the product.
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
We expanded our market-leading portfolio of NGS transplantation offerings with the global launch of AlloSeq cfDNA and AlloSeq HCT. These post-transplant surveillance products enable access to our dd-cfDNA technology to laboratories and patients outside the United States. Updated versions of these tests were introduced in 2023.
Finally, our research and development staff are collaborating to advance the synergies of products across the pre- and post-transplant continuum.
Patient and Digital Solutions Business Development
We develop, deploy and promote a rational set of software tools and data-driven services that provide clinical utility with respect to medication adherence and overall patient health. Our vision is to add smart analytics and machine learning to artificial intelligence in transplantation. Going forward, we will strive to bring our multi-modality testing solutions and machine learning algorithms to the transplant clinic under our AiTraC umbrella. AiTraC will utilize the large amounts of clinical data that are collected through our registry studies to provide caregivers with point of care decision-making support tools that allow them to stratify the patient population.
We acquired Ottr and XynManagement in 2019. In 2021, we acquired TransChart, MedActionPlan and TTP. In 2023, we acquired HLA Data Systems and MediGO. These acquisitions have strengthened our growing portfolio of transplant software solutions across the transplant patients' journey. We are committed to continue evolving these software programs, including medication adherence management, and further integrating them into transplant center electronic health record systems with the CareDx Pro Platform for a unified digital user experience. Our testing service offerings will also be integrated via the CareDx Pro Platform to offer clinicians a great experience. We are actively working on additional partnerships and patient-focused service offerings.
Reimbursement
We have been successful in achieving reimbursement for our testing services. Reimbursement for AlloSure Kidney comes primarily from Medicare. Reimbursement for AlloMap Heart comes primarily from Medicare and private third-party payers such as insurance companies and managed care organizations.
Medicare
We are reimbursed by Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests performed on patients covered by Medicare. Tests performed on patients covered by Medicare represented 27%, 34% and 40% of all tests in 2023, 2022 and 2021, respectively. Approximately 53%, 64% and 68% of all testing services revenue was derived from Medicare for the years ended December 31, 2023, 2022 and 2021, respectively.
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
AlloSure Heart has been a covered service for Medicare beneficiaries since December 2020. The Medicare reimbursement rate for AlloSure Heart is currently $2,753. AlloSure Heart has received a positive coverage decision from Geisinger Health and is covered for use throughout Kaiser.
Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries. The Medicare reimbursement rate for AlloSure Lung is $2,753.

Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance, is covered for Medicare beneficiaries. The Medicare reimbursement rate for HeartCare is $5,993.

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
When a clinician orders AlloMap Heart, a blood sample is drawn and processed and sent via overnight courier to our laboratory. The test results are typically reported to the ordering clinician within two business days of receipt of the sample. Test samples that fail to meet quality control criteria are immediately re-tested and the ordering clinician is notified of the need to re-test if turnaround time will be affected.
When AlloSure Kidney, AlloSure Heart or AlloSure Lung is ordered by a clinician, a blood sample is drawn and sent overnight to our laboratory. Results are typically reported to the ordering clinician by fax or electronically via EMR or WebPortal within two business days of receipt of the sample. Test samples that fail to meet quality control criteria are immediately re-tested and the ordering clinician is notified of the need to re-test if turnaround time will be affected.
We rely solely on certain suppliers to provide some of the laboratory instruments and key reagents that we use to perform AlloSure Kidney, AlloSure Lung, AlloMap Heart, and AlloSure Heart testing. These sole source suppliers include Thermo Fisher Scientific, Inc., or Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Hamilton Robotics, which supplies equipment and consumables; Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supply us with cell preparation tubes; Beckman Coulter, which provides laboratory equipment, reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent.
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

Our manufacturing facility in Stockholm, Sweden is used to support the production, packaging and labeling of our proprietary test kits: Olerup SSP and QTYPE. The facility has a certified Quality Management System, or QMS, to the ISO 13485: 2016 standard. This standard includes a special set of requirements specifically related to the supply of medical devices and related services. ISO is an internationally recognized standard for QMS. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. The facility maintains a valid EC certificate for compliance to Directive 98/79/EC Annex IV, excluding Sections 4 and 6, Full Quality Assurance System In Vitro Diagnostic Medical Devices. Annual surveillance audits are also conducted by the site’s notified body to ensure ongoing compliance.
Additionally, we seek to manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.
Our manufacturing facility in Fremantle, Australia, is used to support the production, packaging and labeling of our proprietary AlloSeq brand kits. The facility maintains a valid EC certificate for compliance to Directive 98/79/EC Annex IV, excluding Sections 4 and 6, Full Quality Assurance System In Vitro Diagnostic Medical Devices, and is certified to standards ISO 13485: 2016 and the Canadian Medical Devices Conformity Assessment System, or CMDCAS, for Medical Devices, undergoing the same certification and surveillance audit requirements. In 2023, we added contract manufacturing in the U.S. and Europe to our global manufacturing capabilities to support our growth.
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
Product Sales and Marketing Team
The product business has sales offices in Stockholm, Sweden; West Chester, Pennsylvania, United States; and Fremantle, Australia, which manage direct sales to customers and sales through third-party distributors.
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
Testing Services
Our competition principally includes clinical reference labs and hospital labs using existing and routine clinical chemistry tests and biopsies. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera Inc., or Natera, and Eurofins Transplant Genomics, Inc., or Eurofins, and Oncocyte Inc., or Oncocyte, have commercially available molecular diagnostics tests.
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
These practices have been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our tests to change clinical practice. Also, many transplant centers are located within hospitals that have their own laboratory facilities and have capacity to conduct various tests, and some hospitals may choose to rely on internally developed and/or internally performed surveillance and diagnostic tests.
Products
Our competitors within the HLA tissue typing markets comprise a diverse range of manufacturers servicing hospital and commercial reference testing laboratories. The market leader in HLA typing and third-party distributors is Thermo Fisher through its One Lambda business. In certain HLA tissue typing markets that incorporate a wide variety of technology test platforms, such as SSP, SSO and NGS, competitors include: Thermo Fisher, Omixon, GenDx, BAG, Qiagen, and Immucor. We also face competition from hospital and commercial reference labs that develop their own in-house testing solutions. We believe that our product line competes favorably with Thermo Fisher as a leading supplier of HLA test kits based on performance, reputation and service.
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
Patient and Digital Solutions
Our competition for patient solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Competition for our digital solutions includes various companies that develop application software and operate in the healthcare field. Our primary competitor for our patient management EMR solution is Phoenix, Epic's transplant application. Our referral application has two known competitors in T-REX and MedSleuth. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products, including informatics, analysis, integrated genetic tools and services for health and wellness.
Intellectual Property
Patents and Proprietary Technology
To remain competitive, we seek to develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patents, copyrights, trademarks, material and data transfer agreements and licenses to protect our intellectual property rights. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with confidentiality agreements and reasonable security measures.
As of December 31, 2023, we had 10 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have one issued U.S. patent covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart, which will expire in March 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease, which will expire between April 2024 and September 2029.

We have developed trade secrets and know-how since our inception. These trade secrets and know-how are found particularly in technical areas such as optimized systems for making precise and reproducible q-PCR, measurements, and in the analysis of genomic data and algorithm development.
AlloMap, AlloSure, AlloSeq, AlloCell, AlloHeme, QTYPE, Ottr and CareDx are registered trademarks of ours in the United States.
License Agreements
We may in the future rely, at least in part, upon licensing agreements with third parties to obtain patent rights and transfers of technology, information and know-how that enable us to further our development of additional solutions for post-transplant surveillance. Of the 10 existing U.S. patents related to transplant rejection and autoimmunity, four are the product of an exclusive licensing agreement.
In May 2018, we entered into the License Agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s next generation sequencing product line for use in transplantation diagnostic testing. Six issued patents for HLA genotyping are licensed as part of this agreement.
In April 2020, we entered into a license agreement with Cornell University pursuant to which we were granted exclusive rights to four patents covering methods and technology for measurement of gene expression in urine to diagnose kidney transplant rejection.
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX will develop advanced analytics that integrate AlloSure with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation by incorporating a variety of clinical inputs to create a universal composite scoring system.
In March 2023, we entered into a license and collaboration agreement with a private entity pursuant to which we were granted an irrevocable, non-transferable right to commercialize its proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation for a period of four years with exclusive rights in the United States.
Regulation
Our business is subject to and impacted by frequently changing laws and regulations in the United States and internationally. These laws and regulations include regulations particular to our business and laws and regulations relating to conducting business generally (e.g., U.S. Foreign Corrupt Practices Act, Sarbanes-Oxley Act, and similar laws of other jurisdictions). We also are subject to inspections and audits by governmental agencies. Below are certain key regulations applicable to our business.
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
Food and Drug Administration
The FDA regulates the design, testing, development, manufacture, safety, labeling, marketing, promotion, storage, sale and distribution of medical devices pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or FFDCA. These regulations apply to all of our products sold in the United States, as well as our facilities in Stockholm, Sweden used to produce some of our products. The FDA has also asserted that it has the authority to regulate laboratory-developed tests, or LDTs, as medical devices under the FFDCA. An LDT is a test developed by a single laboratory for use only in that laboratory, such as our testing services, AlloMap Heart, AlloSure Kidney, AlloSure Lung and AlloSure Heart.
The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most laboratory-developed tests and because laboratories, such as ours, certified as high complexity under the CLIA are regulated and reviewed by CMS to ensure that lab expertise and test procedures and correct analyses are followed.
In October 2023, the FDA proposed a new policy under which the FDA intends to provide greater oversight of LDTs, through a phase-out of its general enforcement discretion approach to LDTs. In connection with this, the FDA proposed a rule that would amend its regulations to make explicit that in vitro diagnostic products are devices under the Federal Food, Drug and Cosmetic Act. There is no assurance whether, or when, this proposed policy and/or rule will be adopted or as to the content of any policies or rules eventually adopted. Any future rulemaking, guidance, or other oversight of LDTs and clinical laboratories that develop and perform them, if and when finalized, may affect the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. A similar situation may occur if Congress decides to enable newly proposed regulations, such as the updated Verifying Accurate Leading-edge IVCT Development Act of 2021. There is no assurance whether, or when, this proposed policy and/or rule will be adopted or as to the content of any policies or rule that may eventually be adopted.
For AlloSure Kidney and other similar testing solutions, if required by the FDA or if new laws are enacted we may be required to conduct additional analytical studies and clinical trials to demonstrate clinical validity and safety and effectiveness of our tests, and submit to the FDA a premarket approval application, or PMA, or 510(k) premarket notification application. We would need to obtain FDA approval or clearance for any existing tests currently offered as LDTs, and subsequent to commercialization of any new tests. There can be no assurance that any of our tests or additional uses of our tests for which we seek clearance or approval in the future will be cleared or approved on a timely basis, or at all, and there can be no assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our current and future tests. Moreover, any new FDA or regulatory requirements could complicate our compliance efforts.
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
Federal and State Fraud and Abuse and Privacy Laws
Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs and across the healthcare system. Our business is subject to compliance with these laws.
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
There have previously been public announcements by members of the U.S. Congress regarding their plans to repeal and replace the Affordable Care Act, and the Biden administration has announced plans to expand federal healthcare programs, such as Medicare and Medicaid. We cannot predict whether future healthcare initiatives, including at the federal level, will be initiated or the effect any such initiatives could have on our business, financial condition or results of operations.
The Eliminating Kickbacks in Recovery Act of 2018
The Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal healthcare programs to include private insurance (i.e., it is an “all payer” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. EKRA is a criminal statute and violations can result in fines of up to $200,000, up to 10 years in prison, or both, per violation. The law includes a limited number of exceptions, some of which closely align with corresponding Anti-Kickback Statute exceptions and safe harbors and others that materially differ.
Information Blocking Prohibition
On May 1, 2020, the Office of the National Coordinator for Health Information Technology promulgated final regulations under the authority of the 21st Century Cures Act to impose new conditions to obtain and maintain certification of certified health information technology and prohibit certain covered actors—developers of certified health information technology, health information networks / health information exchanges, and healthcare providers (including laboratories)—from engaging in activities that are likely to interfere with the access, exchange or use of electronic health information (information blocking).
The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange or use of electronic health information. Originally, the Office of the National Coordinator for Health Information Technology established an information blocking effective date of November 2, 2020; however, the agency subsequently issued an interim final rule to extend the effective date to April 5, 2021. Under the 21st Century Cures Act, healthcare providers that violate the information blocking prohibition will be subject to appropriate disincentives, which the U.S. Department of Health and Human Services has yet to establish through required rulemaking. Developers of certified information technology and health information networks / health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation. The U.S. Department of Health and Human Services Office of Inspector General has the authority to impose such penalties and the final rule relating to such developers went into effect in August 2023.
Anti-Kickback Statutes
The federal healthcare programs’ Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for referring an individual for the furnishing of or arranging for the furnishing of any good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid, or the purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or ordering any good, facility, services, or item payable under such programs.

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute to mean that if any one purpose of remuneration is to induce or reward referrals of federal healthcare program payable business, the statute has been violated. The statute contains a number of statutory exceptions and the U.S. Department of Health and Human Services has created several regulatory "safe harbors." Arrangements that meet all of the conditions of an applicable exception or safe harbor are protected from liability under the Anti-Kickback Statute. However, the failure to fit an arrangement within an exception or a safe harbor does not necessarily mean that the statute has been violated or that the arrangement will be prosecuted. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Violations of the Anti-Kickback Statute also are actionable under the federal False Claims Act.
Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to items or services reimbursed by any third-party payer, including commercial insurers.
Federal False Claims Act
The federal False Claims Act, which includes “whistleblower” or “qui tam” provisions, imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by the federal government. The qui tam provisions of the federal False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the federal False Claims Act and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the federal False Claims Act, and many of these state laws apply where a claim is submitted to any third-party payer and not merely the federal government.
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
State Privacy Laws
U.S. state privacy laws, such as the California Consumer Privacy Act, or the CCPA, which took effect in January 2020, and was amended by the California Privacy Rights Act effective January 2023, secure new privacy rights for consumers and impose new obligations on us. Other states have similarly adopted privacy laws which took effect in 2023, including Virginia, Colorado, Utah and Connecticut. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026.
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
These CE labeled products are also falling under requirements of the In Vitro Diagnostic Regulation (2017/746) (IVDR). The IVDR requirements are applied starting May 26, 2022. The European Commission recently confirmed adoption of a proposal for a progressive rollout of the IVDR to prevent disruption in the supply of in vitro diagnostic products to the market. The proposal does not change any requirements of the IVDR or the implementation date but changes the transitional provisions to allow a progressive rollout based on the risk level of the device.
In accordance with these timelines, our current CE marked products will remain available to customers throughout the transition period. There is currently no anticipated supply risk based on the implementation of the IVDR in May 2022. The certification for our products under the IVDR is in progress with our notified body and certification of these products to the IVDR shall be achieved within the transition timeframes. We are also actively working with our Notified Body to bring the quality management system at the sites to be compliant with IVDR requirements by May 2025.
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
Controllers and processors of personal data must put in place appropriate technical and organizational measures to implement the data protection principles. Business processes that handle personal data must be designed and built with consideration of the GDPR and UK GDPR principles and provide safeguards to protect data. Data controllers and processors must design information systems with privacy in mind. No personal data may be processed unless it is done under one of six lawful bases specified by the regulation (consent, contract, public interest, vital interest, legitimate interest or legal requirement). When the processing is based on consent, the data subject has the right to revoke it at any time.
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
Employees and Human Capital Resources
On December 31, 2023, we had 643 employees, of which 635 were full-time employees. We had 157 employees in manufacturing operations and support, 164 in research and development, 194 in sales and marketing and 128 in general and administrative positions. As of December 31, 2023, 567 employees were located in the United States and 76 were located outside of the United States.
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
We believe employee career development is an investment in our employees’ skills and our future. We offer our employees various training opportunities free of charge and during working hours. For example, in 2022, we launched the LinkedIn

Learning platform, a learning library and repository for self-guided personal and professional learning opportunities for our employees. In addition, we dedicated time on a quarterly basis for all employees to explore learning and development topics. We call this Care4U Time.
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
We have a zero-tolerance policy for discrimination. In 2021, we established a Diversity, Equity, and Inclusion committee to engage, retain and develop talent from diverse backgrounds by facilitating diversity, equity and inclusion advocacy through event sponsorship, learning and client engagement. We have increased the diversity of our Board and leadership teams and continue to focus on maintaining a diverse organization. Our senior leadership team includes leaders with diverse skills, experience, racial backgrounds and genders. Our employees come from numerous countries and various backgrounds and we strive to provide a diverse and inclusive environment.
Environmental Matters
Our operations require the use of hazardous materials (including biological materials), which subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of these regulations provide for strict liability, or holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others', business operations should contamination of the environment or individual exposure to hazardous substances occur. In addition, we could be subject to significant fines for failure to comply with applicable environmental, health and safety requirements. We cannot predict how changes in laws or new regulations will affect our business, operations or the cost of compliance.
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
•Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
•We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
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
•If we are unable to successfully compete with established players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.
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
•If we seek to and are unable to raise additional capital on acceptable terms in the future, it may limit our ability to develop and commercialize new diagnostic solutions and technologies, and we may have to curtail or cease operations.
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

•We rely extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services or supplies to us, could interfere with our ability to provide test results for our testing services business and kits for our products business.
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
•To operate our laboratory, we have to comply with the CLIA and federal and state laws and regulations governing clinical laboratories and laboratory-developed tests, including FDA regulations.
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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the year ended December 31, 2023, our net loss was $190.3 million. As of December 31, 2023, we had an accumulated deficit of $678.3 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the year ended December 31, 2023, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 53% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, the reimbursement rate for AlloMap Heart is currently $3,240 for Medicare beneficiaries.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.
In March and May 2023, MolDX issued new billing articles related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection. The billing article issued in May 2023, or the Revised Billing Article, and together with the billing article issued in March 2023, the Billing Articles, impacted Medicare coverage for AlloSure Kidney, AlloSure Heart, AlloMap Heart and AlloSure Lung, and required certain companies, including us, to implement new processes to address the requirements related to Medicare claim submissions. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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

On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we had not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. We presented at public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian, respectively. We also submitted written comments on the proposed draft LCD.
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
On a five-year rotational basis, Medicare requests bids for its regional Medicare Administrative Contractors, or MAC, services. The MAC for California is currently Noridian Healthcare Solutions. Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the U.S. so long as the tests are performed in our California laboratory. We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloMap Heart, AlloSure Kidney, AlloSure Heart or AlloSure Lung at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloSure Kidney, AlloMap Heart, AlloSure Heart or AlloSure Lung could impact the coverage or payment amount for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.
Any decision by the Centers for Medicare and Medicaid Services, or CMS, or its local contractors to reduce or deny coverage for our tests, including as a result of the Billing Articles or otherwise, would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests.
Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
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
If third-party payers decide not to cover our diagnostic testing services or if they offer inadequate payment amounts, our ability to generate revenue from AlloSure Kidney, AlloMap Heart, AlloSure Heart, AlloSure Lung and future solutions could be limited. Payment for diagnostic tests furnished to Medicare beneficiaries is typically made based on a fee schedule set by CMS. In recent years, payments under these fee schedules have decreased and may decrease further.
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
Reimbursement for AlloSure Kidney, AlloMap Heart and AlloSure Heart comes primarily from Medicare and private third-party payers such as insurance companies and managed care organizations. The reimbursement process can take six months or more to complete depending on the payer and a new LCD through Medicare takes approximately 18 months. See the discussion regarding the Billing Articles under the risk factor above titled “We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance”.
Coverage policies approving AlloMap Heart have been adopted by many of the largest private payers. Many of the payers with positive coverage policies have also entered into contracts with us to formalize pricing and payment terms. We continue to work with third-party payers to expand and seek such coverage and to appeal denial decisions based on existing and ongoing studies, peer-reviewed publications, support from physician and patient groups and the growing number of AlloMap Heart tests that have been reimbursed by public and private payers. There are no assurances that the current policies will not be modified in the future. If our test is considered on a policy-wide level by major third-party payers, whether at our request or on their own initiative, and our test is determined to be ineligible for coverage and reimbursement by such payers, if we do not submit for Medicare reimbursement for AlloSure Kidney for certain prior or future periods or if the Billing Articles continue to limit Medicare reimbursement for AlloSure Heart or AlloMap Heart, our collection efforts and potential for revenue growth could be adversely impacted.
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

Since the launch of AlloSure Kidney in October 2016, and at the instruction of the MolDX Program of Palmetto, the test has been billed utilizing an unlisted CPT code. If in the future CMS makes a determination to no longer provide coverage for services billed with an unlisted CPT code, our ability to bill and obtain reimbursement from public and private payers could be negatively impacted. In addition, we received “Z” codes for AlloSure Kidney in order to submit for future Medicare reimbursement. Moreover, there can be no assurance that any of our tests or other offerings currently being promoted or on the market or being leveraged by clinicians or patients without FDA clearance or approval will continue to be allowed without such clearance or approval.
We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The trial concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding us $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. Both parties have appealed and briefing is ongoing. Our appeal may be unsuccessful or, if it is successful and the damages are upheld, we may be unable to collect any monetary damages. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising.
On July 19, 2022, the United States Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing our patent infringement suit against Natera. In May 2023, we submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear our suit.
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with our patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On September 6, 2022, we withdrew our motion to dismiss. On December 11, 2023, the Court dismissed Natera's U.S. Patent 10,597,724. Natera has appealed that decision. On January 26, 2024, following a five-day trial, a jury concluded that we did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. We anticipate continued litigation as to whether our current AlloSure process infringes the patent. Natera may also move for injunctive relief. We intend to seek judicial review of the verdict and contest any potential claims of ongoing infringement and any motion for injunctive relief. We intend to defend these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaint on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. On May 24, 2023, the court granted our motion to strike and motion to dismiss, dismissing all claims against defendants with leave to amend. On June 28, 2023, plaintiffs filed a second amended complaint against us, Reginald Seeto, our former President, Chief Executive Officer and member of our Board of Directors; Ankur Dhingra, our former Chief Financial Officer; and Peter Maag, our former President, former Chief Executive Officer, former Chairman of our Board of Directors and current member of our Board of Directors. Under a briefing schedule ordered by the court on June 12, 2023, defendants filed a motion to dismiss and motion to strike the second amended complaint on July 26, 2023, plaintiffs’ opposition was filed on August 30, 2023 and defendants’ reply was filed on September 22, 2023. The court held oral argument on October 31, 2023. The parties filed a joint status statement with the court on February 15, 2024. We intend to defend ourselves vigorously, and believe that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail.
Additionally, on September 21, 2022, Jeffrey Edelman brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Edelman Derivative Action, against us as nominal defendant and Reginald Seeto, our former President, Chief Executive Officer and member of our Board of Directors; Ankur Dhingra, our former Chief Financial Officer; Peter Maag, our former President, former Chief Executive Officer, former Chairman of our Board of Directors and current member of our Board of Directors; and the other members of our Board of Directors. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The action alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of our Company. The suit seeks a declaration that the individual defendants breached their fiduciary duties to us, violated Sections 14(a) and 20(a) of the Exchange Act and were unjustly enriched, and also seeks to recover damages sustained by us as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
In addition, on February 7, 2023, Jaysen Stevenson brought a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Stevenson Derivative Action, against us as nominal defendant and Reginald Seeto, our former President, Chief Executive Officer and member of our Board of Directors; Ankur Dhingra, our former Chief Financial Officer; Peter Maag, our former President, former Chief Executive Officer, former Chairman of our Board of Directors and current member of our Board of Directors; and other current and former members of our Board of Directors. The claims and allegations in the Stevenson Derivative Action are substantially similar to those in the Edelman Derivative Action. The plaintiff alleges that the individual defendants breached their fiduciary duties as our directors and/or officers and engaged in insider trading, waste of corporate assets, unjust enrichment and violations of Sections 14(a) and 20(a) of the Exchange Act. The suit seeks declaratory relief and to recover alleged damages sustained by us as a result of the alleged violations, along with the plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’ and experts’ fees, costs and expenses.
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action. The consolidated derivative action remains stayed. The parties in the Stevenson Derivative Action filed a joint status statement with the court on September 6, 2023, and the parties in the consolidated derivative action filed a joint status statement and administrative motion with the court on February 13, 2024.
Additionally, on February 8, 2024, Christian Jacobsen filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against us as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of our Board of Directors (the “Jacobsen Derivative Action”). The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company, violated Section 14(a) of the Exchange Act, are liable for contribution under Sections 10(b) and 21(D) of the Exchange Act, engaged in unjust enrichment, waste of corporate assets, aiding and abetting, insider trading, and misappropriation of information, and/or are liable for indemnification. The suit seeks declaratory relief, disgorgement, and to recover alleged damages sustained by us as a result of the alleged violations, along with plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. The Jacobsen Derivative Action was designated related to the consolidated derivative action.
We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the consolidated derivative action and the Jacobsen Derivative Action, but there is no guarantee that we will prevail.
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
From time to time, we expect to estimate and publicly announce the anticipated timing of the accomplishment of various clinical and other product development goals. In addition, we have included a discussion of a number of anticipated targets in this Annual Report on Form 10-K. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot be certain that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.

The field of diagnostic testing in transplantation is evolving and is subject to rapid technological change. If we are unable to develop solutions to keep pace with rapid medical and scientific change, our operating results could be harmed.
The field of diagnostic testing in transplantation is evolving. Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations that could make AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our other products and patient and digital solutions, including those in development, outdated. We must continually innovate, expand and update our test offerings to address unmet needs in monitoring transplant-related conditions. AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, and our other products and patient and digital solutions, including those in development, could become obsolete unless we continually innovate, enhance and expand our product offerings to include new clinical applications. If we are unable to demonstrate the effectiveness of AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart, our other products and patient and digital solutions and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our tests, products and patient and digital solutions could decline, which would harm our business and financial results.
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
If we are unable to successfully compete with established players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, donor specific antibodies, complete blood count, lipid profile and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins, and Oncocyte, have commercially available molecular diagnostics tests.
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
In addition to businesses focused on pre-transplantation such as Thermo Fisher’s One Lambda and Immucor, Inc.’s LIFECODES, companies that have not historically focused on transplantation but that possesses existing knowledge of dd-cfDNA technology have indicated they are considering this market.
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
Our clinical development relies on our ability to secure access to tissue and blood samples, as well as recipient information, including biopsy results and clinical outcomes from the same patient. Furthermore, the studies through which our future solutions are developed may rely on access to multiple samples from the same recipient over a period of time as opposed to samples at a single point in time or archived samples. We will require additional samples and recipient data for future research, development and validation. Access to recipients and samples on a real-time, or non-archived, basis is limited and often on an exclusive basis, and there is no guarantee that future initiatives will be successful in obtaining and validating additional samples. Additionally, the process of negotiating access to new and archived donor and recipient data and samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues, such as usage rights, institutional review board approval, recipient consent, privacy rights and informed consent of recipients, publication rights, intellectual property ownership and research parameters. If we are not able to acquire or negotiate access to new and archived donor and recipient data and tissue and blood samples with source institutions, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future solutions such as AlloSure Kidney will be limited or delayed.
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
From 2022 to 2023, our revenue declined from $321.8 million to $280.3 million, which represents an annual decrease of (13)%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of recipient samples to our laboratory and enhanced tracking of these recipient samples. Should a carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions, including those affecting delivery services we use would adversely affect our ability to receive and process recipient samples on a timely basis.
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
If we seek to and are unable to raise additional capital on acceptable terms in the future, it may limit our ability to develop and commercialize new diagnostic solutions and technologies, and we may have to curtail or cease operations.
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $235.4 million and an accumulated deficit of $678.3 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
Our success depends largely on the skills, experience and performance of key members of our executive management team. The efforts of each of these persons will be critical to us as we continue to develop our technologies and testing processes. If we were to lose one or more of these key employees, including due to disease, disability or death, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. We do not currently maintain “key person” insurance on any of our employees.

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
In addition, the marketing, sale and use of AlloSure Kidney, AlloSure Lung, AlloMap Heart, AlloSure Heart and our other products and solutions, or activities related to our research and clinical studies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed. For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis. Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming to defend, either of which could materially harm our business or financial condition. We cannot provide assurance that our product liability insurance would adequately protect our assets from the financial impact of defending product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. In addition, any product liability claim brought against us, with or without merit, could increase our product liability insurance rates and prevent us from securing insurance coverage in the future at reasonable coverage levels, or at all. Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.
We rely extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services or supplies to us, could interfere with our ability to provide test results for our testing services business and kits for our products business.
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
In 2023, we received FDA approval for an updated AlloMap that uses a real-time PCR platform from Roche and we are able to switch to that analytical platform and reduce reliance on the ABI 7900. We believe that there are relatively few suppliers other than Thermo Fisher, Roche, Illumina, Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products and services. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher, Becton, Dickinson and Company or Avantor, or Avantor encounters delays or difficulties in securing from Qiagen N.V., including as a result of impacts on their respective businesses due to the ongoing conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia, and the Israel-Hamas war, the quality and quantity of reagents, supplies or instruments that we require for our current products and services or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians and customers who order our current products and services rely on the continued and timely availability of our products and services. If we are unable to provide results within a timely manner, clinicians may elect not to use our products or services in the future and our business and operating results could be harmed.
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
•political and economic instability, including interruptions in international relations, wars, terrorism and political unrest, general security concerns, outbreak of disease, boycotts, curtailment of trade and other business restrictions, including the ongoing conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia and the Israel-Hamas war;
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
We are also unable to predict how changing global economic conditions or potential global health concerns will affect our partners, suppliers and distributors. Any negative impact of such matters on our partners, suppliers or distributors may also have an adverse impact on our results of operations or financial condition.
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
Many of the countries in which we operate, including the U.S. and several of the members of the European Union, or EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; increased inflation globally and in the U.S. in particular; liquidity concerns at financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
Our business could be adversely impacted by inflation.
Inflation rates, particularly in the United States, have increased recently to levels not seen in years. We may experience inflationary pressures, primarily in personnel costs and with certain laboratory supplies. We anticipate inflationary impacts on other cost areas in the future. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and the extent to which the rate of inflation were to further increase, if at all, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be further diminished, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. Further, given the complexities of the reimbursement landscape in which we operate, our payors may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts. As such, the effects of inflation may adversely impact our results of operations, financial condition and cash flows.
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
Our current or future restructuring plans may not optimize costs and simplify our organizational and corporate structure and may materially impair our business operations.
We have previously announced restructuring plans intended to optimize costs and simplify our organizational and corporate structure, and we most recently implemented such plans in January, May and December 2023. Any additional restructuring efforts may, divert management’s attention, increase expenses on a short-term basis and lead to potential issues with employees, customers or suppliers. If we do not complete these activities in a timely manner; do not realize anticipated cost savings, synergies and efficiencies or business disruption occurs during or following such activities; or incur unanticipated charges, our business, financial condition, operating results and cash flows may be materially impaired.
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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Ottr Complete Transplant Management, or Ottr, or XynManagement, Inc., or XynManagement, TransChart, MedActionPlan, or the Transplant Pharmacy, or TTP, HLA Data Systems, MediGO, or any other businesses or assets that we may acquire.
The integration of any businesses or assets we may acquire will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination or integration and any other businesses or assets we have or may acquire, which includes, with respect to Ottr, the complementary Ottr software, with respect to XynManagement, XynQAPI, TransChart and MedActionPlan, as well as TTP, HLA Data Systems, and MediGO's services and technologies, and in each case the benefits of any significant cross-selling opportunities. If we are not able to achieve the anticipated strategic benefits of any such combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
Our License and Commercialization Agreement with Illumina may not result in material benefits to our business.

Under the License and Commercialization Agreement, or the License Agreement, with Illumina, we are obligated to complete timely development and commercialization of future products, including meeting certain commercialization milestones. The failure to meet any such milestones could result in the loss of exclusivity for the affected licensed products. Additionally, we agreed to minimum purchase commitments of finished products and raw materials from Illumina and we are required to pay royalties in the mid-single to low-double digits on sales of future commercialized products.
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
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in 2022 in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us in the first quarter of 2023 it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal. Ultimately, 100% of claims which were appealed were resolved in our favor. We have also met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. In addition, in the second quarter of 2023, we received a record request from UPIC. UPIC has the authority to implement Medicare payment suspensions during the pendency of an audit and the ability to refer billing matters to other regulatory agencies. In the third quarter of 2023, the UPIC provided us with notice that we had received Medicare payments in error, resulting in an overpayment of $38,975.02. The UPIC further stated that going forward it wished to support our efforts to remedy the billing issues and it would continue to monitor our Medicare claim submission patterns. We have appealed the denied claims consistent with our statutory rights. We expect further intensification of the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre- and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. We could be forced to expend considerable resources responding to these audits or other inquiries. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart and future solutions, as well as the results of Noridian’s referral to CMS and any audits or inquiries evaluating our services create a risk of further regulatory or enforcement action from these or other regulatory agencies, or that our claims are denied or that any historical reimbursement of such claims is subject to forfeiture and could negatively affect our revenue, cash flows and profitability.

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
PAMA includes a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests), private payer payment rates and volumes for their tests. The PAMA rules use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payer payment rates for the tests.
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

In December 2020, the U.S. Congress passed the Comprehensive Immunosuppressive Drug Coverage for Kidney Transplant Patients Act of 2019, or the Immuno Bill. The Immuno Bill extends Medicare’s Part B coverage of immunosuppressive drugs for kidney transplant recipients beyond the current three-year limit, allowing patients to more easily maintain access to their treatment and prevent graft failure, costly dialysis treatments and retransplantation. While the Immuno Bill will help improve the long-term outcomes of transplant patients, future policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities could result in changes to the Immuno Bill and Medicare’s coverage of immunosuppressive drugs for kidney transplant recipients in the future.
Risks Related to the Healthcare Regulatory Environment
To operate our laboratory, we have to comply with the CLIA and federal and state laws and regulations governing clinical laboratories and laboratory-developed tests, including FDA regulations.
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

If we are required to conduct additional analytical studies and clinical trials prior to marketing our solutions under development, those trials could lead to delays or a failure to obtain necessary regulatory approvals and harm our ability to be profitable.
If the FDA or the U.S. Congress decide to regulate LDTs and other future solutions under development as medical devices, we could be required to conduct additional premarket analytical studies and clinical testing subsequent to continued commercialization in the case of AlloSure LDTs and/or conduct premarket clinical and analytical testing prior to submitting a regulatory application for commercial sales for future products not yet developed. If we are required to conduct premarket analytical studies and clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of analytical or clinical testing could significantly increase our development costs and delay test commercialization and also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient blood or tissue samples or insufficient data regarding the associated clinical outcomes. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials and reduce our control over such activities. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, applicable regulatory requirements, or for other reasons, our clinical trials may have to be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our solutions under development and our ability to be profitable.
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. We previously received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. On September 25, 2023, we reported that by letter dated September 19, 2023, we were notified by the staff of the

SEC that the SEC has concluded its investigation as to our company and does not intend to recommend an enforcement action by the SEC against us. We also previously received an information request from a state regulatory agency. The state regulatory agency later requested that we submit an application for state licensure for certain specimen processing activities. We are in the process of applying for that license. We previously received a request for information from a separate state regulatory agency and we may receive additional requests for information from the DOJ or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the prior SEC subpoena, or the state regulatory agency information request raise or raised any issues regarding the safety or clinical utility of any of our products or services and are cooperating fully with the investigations and the request for information. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of the DOJ investigation or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. We may expend significant financial and managerial resources in connection with responding to the CID and other information requests. Any of the foregoing consequences could seriously harm our business and our financial results.
In addition, we have implemented and strive to continuously develop, implement and improve compliance policies and procedures intended to train our sales, billing, marketing and other personnel regarding compliance with state and federal laws applicable to our business. Our efforts to implement appropriate monitoring of compliance with such policies and procedures are likewise ongoing. We may need to supplement and amend our current policies and procedures and implement additional policies and procedures in the future. In addition, despite our compliance policies and procedures, and related training and monitoring, we may experience situations in which employees may fail to fully adhere to our policies and procedures. Such failures may subject us to administrative, civil, and criminal actions, penalties, damages, fines, exclusion from participation in federal healthcare programs, refunding of payments received by us and curtailment of our operations.
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
Our patent position for AlloMap Heart is based on issued patents and patent applications disclosing identification of genes differentially expressed between activated and quiescent leukocytes and demonstration of correlation between gene expression patterns and specific clinical states and outcomes. As of December 31, 2023, we had 10 issued U.S. patents related to transplant rejection and autoimmunity. Among those, we have one issued U.S. patent covering methods of diagnosing transplant rejection using all 11 informative genes measured in AlloMap Heart, which will expire in March 2024. We have four additional patents covering additional genes or gene variants for diagnosing transplant rejection or autoimmune disease, which will expire between April 2024 and September 2029.
Our patents and the patents we exclusively license from others may be successfully challenged by third parties as being invalid or unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure. This ruling may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies without payment to us. In addition, our exclusive license agreement with Stanford that previously covered certain patents related to diagnostic and predictive technologies terminated in October

2023. Third parties may independently develop similar or competing technology that avoids the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, first to file. Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent in order to carry on our business. If another party has filed a United States patent application covering an invention that is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office or a court to determine priority of invention in the United States for pre-AIA applications and patents.
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
In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. For example, see the risk factor above titled “We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our recently completed and ongoing litigation with Natera.
We may be required to take further action to maintain and protect our intellectual property rights against third parties.
In the event we determine that a party is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party or we may determine to initiate a lawsuit against such party. The process of negotiating a license with a third party can be lengthy, and may take months or even years in some circumstances. In addition, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all. For example, see the risk factor above titled “We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations” for a discussion of our recently completed and ongoing litigation with Natera.
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
AlloMap, AlloSure, Olerup SSP, QTYPE, Ottr and CareDx are registered trademarks of our company in the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This process can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue. We may not be able to protect our rights to these and other trademarks and trade names which we need to build name recognition by potential partners or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
We license technology from third parties necessary to develop and commercialize our products. On May 4, 2018, we entered into the License Agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in transplantation diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients.
In April 2020, we entered into a license agreement with Cornell University pursuant to which we were granted exclusive rights to three patents and two patent applications covering methods and technology for measurement of gene expression in urine to diagnose kidney transplant rejection.
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX will develop advanced analytics that integrate AlloSure with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation by incorporating a variety of clinical inputs to create a universal composite scoring system.

In March 2023, we entered into a license and collaboration agreement with a private entity pursuant to which we were granted an irrevocable, non-transferable right to commercialize their proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation for a period of four years with exclusive rights in the United States.
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
We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store our critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. In addition, we may face increased cybersecurity risks due to our reliance on internet technology, which may create additional opportunities for cybercriminals to exploit vulnerabilities. While we maintain monitoring practices and protections for our information technology to reduce these risks and test our systems on an ongoing basis for any potential threats, there can be no assurance that these efforts will prevent a cyber-attack or other security breach.
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
In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. For example, the California Consumer Privacy Act, or the CCPA, took effect on January 1, 2020 and requires, among other things, covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The California Privacy Rights Act, or the CPRA, which took effect in January 2023, amended the CCPA, and also created a new state agency that has authority to implement and enforce the CCPA and the CPRA. The CCPA and the CPRA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the amendments to the CCPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which became effective in 2023. Further, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026. Internationally, the General Data Protection Regulation, or the GDPR, took effect in May 2018 within the European Economic Area, or the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2023, our closing stock price ranged from $4.90 to $17.61 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 66.2% of our common stock as of February 26, 2024. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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
During the year ended December 31, 2023, we purchased an aggregate of 2,942,997 shares of our common stock under the Repurchase Program for an aggregate purchase price of $27.5 million. As of December 31, 2023, $21.9 million remained available for future repurchases under the Repurchase Program.
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022, which were not remediated at December 31, 2023. If we are unable to remediate these material weaknesses and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States. In connection with the preparation of our consolidated financial statements as of December 31, 2022 and for the year then ended, we identified material weaknesses in our internal control over financial reporting, which were not remediated at December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our management concluded that we had the following material weaknesses as of December 31, 2023:
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
•our board of directors is currently classified such that not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our Board of Directors, or the Board, is responsible for overseeing our risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices. Our cybersecurity policies, standards, and controls are based on Soc2 Type 2 security criteria as defined by American Institute of Certified Public Accountants, periodic assessments using recognized National Institute of Standards and Technology’s Cybersecurity Framework, and other applicable industry standards. Our cybersecurity program is fully integrated into our overall risk management system and processes. In general, we seek to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of our information systems or the information that we collect and store, by assessing, identifying, and managing cybersecurity issues as they occur.
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management strategy focuses on several areas:
•Identification and Reporting: We have implemented a cross-functional approach to assessing, identifying, and managing material cybersecurity threats and incidents. Our program includes controls and procedures to identify, classify, and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through routine vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.
•Incident Response and Recovery Planning: We have established and maintain an incident response plan designed to address our response to a cybersecurity incident, and a business continuity and disaster recovery plan. We conduct annual tabletop exercises to test these plans.
•Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.
•Education and Awareness: We provide regular, mandatory training for all employees regarding cybersecurity threats as a means to equip our employees with tools to make employees aware of and to address cybersecurity threats, as well as to communicate our evolving information security policies, standards, processes, and practices.
We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner designed to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management and reported to the Audit Committee of the Board, or the Audit Committee, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
Governance
The Board, in coordination with the Audit Committee, oversees our risk management program, including the management of cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds. Annually, the Board and the Audit Committee discuss our approach to overseeing cybersecurity threats with our Chief Information Security Officer/Chief Information Officer, or CISO/CIO, and other senior management members.
The CISO/CIO, in coordination with senior management including the Office of the Chief Executive Officer, or the CEO, Chief Financial Officer, and General Counsel, works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, cross-functional teams have been established to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO/CIO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and report such threats and incidents to the Audit Committee when appropriate.
The CISO/CIO has served in various roles in information technology and information security for over 20 years, including serving as the Chief Information Security Officer of another public company for over 6 years. The CISO/CIO holds undergraduate and graduate degrees in computer science and has attained the professional certification of Certified Chief Information Security Officer. Our CEO, Chief Financial Officer, and General Counsel each hold undergraduate and graduate degrees in their respective fields. Collectively, they have several decades of experience managing risk at our company and in similar organizations or settings and assessing cybersecurity threats.
Material Affects of Cybersecurity Incidents
Except as described in the section entitled “Risk Factors” included in Part I, Item 1A, including, without limitation, the risk factor above titled “We face four primary risks relative to protecting critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of our being unable to identify and audit our controls over the first three risks. In addition, an application, data security or network incident may allow unauthorized access to our systems or data or our customers’ data, disable access to our service, harm our reputation, create additional liability and adversely impact our financial results” risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. In this instance, materiality is defined as an adverse impact to our critical information, which could result in significant legal and financial exposure.
ITEM 2. PROPERTIES
Our headquarters are located in Brisbane, California. We lease facilities in North America, Europe, and Australia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2023:

Location	Function	Square Footage
United States
Brisbane, California	Corporate headquarters	26,506
Brisbane, California	Research & development and clinical laboratories	68,318
West Chester, Pennsylvania	Sales office and distribution	6,336
Omaha, Nebraska	Digital solutions office	24,984
Columbus, Ohio	Digital solutions office	3,806
Flowood, Mississippi	Transplant pharmacy	4,800
Gaithersburg, Maryland	General office use	2,118
Europe
Stockholm, Sweden	Research & development and product manufacturing	24,940
Australia
Fremantle	Research & development and product manufacturing	11,593
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
Holders of Record
As of February 26, 2024, there were approximately 63 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following stock performance graph compares total stockholder returns for CareDx, Inc. from December 31, 2018 through December 29, 2023 against the Nasdaq Market Composite Index and Nasdaq Biotech Index, assuming a $100 investment made on December 31, 2018. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100 on December 31, 2018
Among CareDx, Inc., Nasdaq Composite Index, and Nasdaq Biotech
USD ($)
$400
$350
$300
$250
$200
$150
$100
$50
$-
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
CareDx
Nasdaq Composite
Nasdaq Biotech

Sales of Unregistered Securities
There were no sales of unregistered securities by us during the fourth quarter of 2023.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Issuer Repurchases of Equity Securities and Withholding of Equity Securities
During the quarter ended December 31, 2023, we effected stock repurchases pursuant to our stock repurchase program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. Shares repurchased by us or withheld to satisfy tax withholding obligations during each month of the quarter ended December 31, 2023 were as follows:

	Total Number of Shares Purchased or Withheld		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2023 - October 31, 2023	103,711	(1)	$5.86	92,000	$47.2	(4)
November 1, 2023 - November 30, 2023	1,950,633	(2)	9.29	1,931,190	29.2	(4)
December 1, 2023 - December 31, 2023	780,625	(3)	9.77	755,569	21.9	(4)
Total	2,834,969			2,778,759
(1) Comprised of: (a) 11,711 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $6.51, which represents the average fair market value of our common stock on the date of withholding, and (b) 92,000 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $5.78.
(2) Comprised of: (a) 19,443 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $7.18, which represents the average fair market value of our common stock on the date of withholding, and (b) 1,931,190 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $9.31.
(3) Comprised of: (a) 25,056 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $11.43, which represents the average fair market value of our common stock on the date of withholding, and (b) 755,569 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $9.71.
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

ITEM 6. [RESERVED]
Not applicable.

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
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our dd-cfDNA offering. In transplantation there is well-established literature from studies around the world demonstrating the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA targeting polymorphisms in the DNA with an approach specifically designed for transplantation to differentiate dd-cfDNA.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.
In March and May 2023, MolDX issued new billing articles related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection. The billing articles issued in May 2023, or the Revised Billing Article, and together with the billing article issued in March 2023, the Billing Articles, impacted Medicare coverage for AlloSure Kidney, AlloSure Heart, AlloMap Heart and AlloSure Lung, and required certain companies, including us, to implement new processes to address the requirements related to Medicare claim submissions. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we had not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.

On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. We presented at public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian respectively. We also submitted written comments on the proposed draft LCD.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis.
Multiple studies have demonstrated that significant allograft injury can occur in the absence of changes in serum creatinine. Thus, clinicians have limited ability to detect injury early and intervene to prevent long-term damage using this marker. While histologic analysis of the allograft biopsy specimen remains the standard method used to assess injury and differentiate rejection from other injury in kidney transplants, as an invasive test with complications, repetitive biopsies are not well tolerated. AlloSure Kidney enables more frequent, quantitative and safer assessment of allograft rejection and injury status. Monitoring of graft injury through AlloSure Kidney allows clinicians to optimize allograft biopsies, identify allograft injury and guide immunosuppression management more accurately.
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. Most recently, its utility in the assessment of clinical and sub-clinical rejection, was evaluated in over 1,000 patients and published in Kidney International.
The prospective multicenter trial K-OAR study, completed with over 1,900 patients enrolled, monitors patients with AlloSure Kidney for 3 years with the objective of providing further evidence of clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients. Preliminary results from the K-OAR study were presented at the CareDx Symposium at the American Transplant Congress held in June 2021 and demonstrated. Data from the study are being analyzed and data for contemporary control patients are being collected to enable robust final analyses.
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
We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant, can improve patient care by helping healthcare providers avoid the use of unnecessary, invasive surveillance biopsies and may help to determine the appropriate dosage levels of immunosuppressants. In 2008, AlloMap Heart received 510(k) clearance from the U.S. Food and Drug Administration for marketing and sale as a test in heart transplant recipient who have stable graft function at the time of testing, to aid in the identification of those who have a low probability of moderate/severe acute cellular rejection at the time of testing, in conjunction with standard clinical assessment.
AlloMap Heart has been a covered service for Medicare beneficiaries since January 1, 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The common policy LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian). The Medicare reimbursement rate for AlloSure Heart is currently $2,753. The Revised Billing Article requires certain companies, including

CareDx, to implement new processes to address the requirements related to Medicare claim submissions. MolDX has acknowledged that the Billing Article is a change as to its previous billing article, which provided coverage only where AlloSure Heart was used in conjunction with AlloMap Heart. We continued the Medicare reimbursement submissions for AlloMap Heart following the issuance of the new Billing Articles by MolDX. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we would continue to submit AlloMap Heart tests for reimbursement only when used in conjunction with AlloSure Heart as required by the billing article in effect at Noridian. We also informed Noridian on May 18, 2023 of our overall plans to comply with billing articles to the best of our ability. AlloMap Heart has received positive coverage decisions for reimbursement from many of the largest U.S. private payers. On August 28, 2023, we further informed Noridian that beginning on August 17, 2023, when it publicized the adoption of the Revised Billing Article, we would submit AlloSure Heart and AlloMap Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant. AlloMap Heart has received positive coverage decisions for reimbursement from many of the largest U.S. private payers.
Clinical validation data from the Donor-Derived Cell-Free DNA-Outcomes AlloMap Registry (NCT02178943), or D-OAR, was published in the American Journal of Transplant, or AJT, in 2019. D-OAR was an observational, prospective, multicenter study to characterize the AlloSure Heart dd-cfDNA in a routine, clinical surveillance setting with heart transplant recipients. The D-OAR study validated that plasma levels of AlloSure Heart dd-cfDNA can discriminate acute rejection from no rejection, as determined by endomyocardial biopsy criteria.
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
HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, acute cellular rejection and antibody mediated rejection. In September 2018, we initiated the SHORE study, a prospective, multi-center, observational, registry of patients receiving HeartCare for surveillance. Patients enrolled in SHORE will be followed for 5 years with collection of clinical data and assessment of 5-year outcomes.
The ISHLT guidelines published online in 2022 reinforced the use of AlloMap Heart, and referenced the combined use of AlloSure Heart and AlloMap Heart for surveillance purposes.
Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test was undergoing further studies. One of these studies, launched in April 2020, was the ALARM study, or AlloSure Lung Allograft Remote Monitoring, with Johns Hopkins University, where the impact of AlloSure Lung combined with RemoTraC was measured. AlloSure Lung applies proprietary next generation sequencing, or NGS, technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In October 2021, we launched AlloSure Lung. We have gained early coverage with some commercial payers. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753.
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
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/ HCT transplant using AlloHeme Testing study, or the ACROBAT study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT. This study is currently enrolling patients.
Products
We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help to provide post-transplant surveillance of these recipients.
Our product portfolio includes AlloSeq Tx, QTYPE, Olerup SSP, AlloSeq HCT, and AlloSeq cfDNA. QTYPE enables Human Leukocyte Antigen, or HLA, typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time polymerase chain reaction, or PCR, methodology. Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology.
Our NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients.
We received CE mark authorization for AlloSeq cfDNA in January 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
In September 2019, we launched AlloSeq Tx, the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than other solutions on the market and adding coverage of non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx 17 received CE mark authorization in May 2020.
In June 2020, we launched AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT received CE mark authorization in May 2022.
In May 2022, we commercially launched AlloSeq Tx9, a high throughput version of AlloSeq Tx17 for HLA typing in high volume laboratories. AlloSeqTx9 received CE mark authorization in August 2022.
In 2023, we continued to improve and progress our NGS product lines and software through exclusive and non-exclusive collaborations.
Patient and Digital Solutions
In 2019, we began providing digital solutions to transplant centers following the acquisitions of Ottr and XynManagement.
In May 2019, we acquired 100% of the outstanding common stock of Ottr. Ottr was formed in 1993 and is a leading provider of transplant patient management software, or the Ottr software, which provides comprehensive solutions for transplant patient management. The Ottr software enables integration with electronic medical records, or EMR, systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.
In August 2019, we acquired 100% of the outstanding common stock of XynManagement. XynManagement provides two unique solutions, XynQAPI software, or XynQAPI, and XynCare. XynQAPI simplifies transplant quality tracking and Scientific Registry of Transplant Recipients reporting. XynCare includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
In September 2020, we launched AlloCare, a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling, and measure health metrics.
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

In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX, will develop advanced analytics that integrate AlloSure with large transplant databases. This partnership delivers the next level of innovation by incorporating a variety of clinical inputs to create a universal composite scoring system.
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
In July 2023, we acquired MediGO, an organ transplant supply chain and logistics company. MediGO provides access to donated organs by digitally transforming donation and transplantation workflows to increase organ utilization.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 75%, 82% and 87% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 12%, 9% and 9% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), MediGO, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 13%, 9% and 3% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
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
In March and May 2023, MolDX issued new billing articles related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Articles. The Revised Billing Article impacted Medicare coverage for AlloSure Kidney, AlloSure Heart, AlloMap Heart and AlloSure Lung, and required certain companies, including us, to implement new processes to address the requirements related to Medicare claim submissions. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we had not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. We presented at public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian respectively. We also submitted written comments on the proposed draft LCD.
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
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is mainly derived from a combination of SaaS and perpetual software license agreements entered into with various transplant centers, which are our customers for this class of revenue. The main performance obligations in connection with our SaaS and perpetual software license agreement are the following: (i) implementation services and delivery of the perpetual software license are considered a single performance obligation, (ii) post contract support. We allocate the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on our satisfaction of each distinct performance obligation in each agreement.
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
Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes Model and is recorded over the service performance period using the straight-line attribution method. Options subject to vesting are required to be periodically re-measured over their service performance period, which is generally the same as the vesting period.
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
In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under ASC Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments that we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value as a component of operating expenses. In circumstances where the contingent consideration is classified as equity, we recognize it at fair value at the acquisition date. Contingent consideration classified as equity is not subsequently re-measured.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.
Acquired Intangible Assets
Amortizable intangible assets include customer relationships, developed technology, commercialization rights, trademarks and in-process technology assets acquired as part of a business combination or asset acquisition. Intangible assets subject to amortization are amortized over their estimated useful lives. Acquired in-process technology assets and a favorable license agreement are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
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
In connection with our annual goodwill assessment on December 1, 2023, we performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and our market capitalization. Based on this analysis, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2023, no impairment of goodwill has been identified.
Intangible assets not subject to amortization
We evaluate the carrying value of intangible assets not subject to amortization, related to acquired in-process technology assets and a favorable license agreement, which are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the acquired in-process technology assets and favorable license agreement will not occur until the products reach commercialization.

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
As of December 31, 2023, no impairment of acquired in-process technology assets has been identified.
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
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.
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
In March and May 2023, MolDX issued new billing articles related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection, or the Billing Articles. The Revised Billing Article impacted Medicare coverage for AlloSure Kidney, AlloSure Heart, AlloMap Heart and AlloSure Lung, and required certain companies, including us, to implement new processes to address the requirements related to Medicare claim submissions. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On May 18, 2023, we submitted a letter to Noridian explaining, among other things, (i) our belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that we planned to submit claims for reimbursement for the Impacted March Tests for which we had not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, we submitted claims for reimbursement for the Impacted March Tests for which we subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
We continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, we informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, we would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. We also informed Noridian on May 18, 2023 that (i) until June 30, 2023, we plan to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which we have not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article.
On August 28, 2023, we submitted a subsequent letter to Noridian regarding its AlloSure Heart and AlloMap Heart testing submissions, explaining, among other things, that (i) prior to August 17, 2023, we submitted claims as outlined in its prior communications, including submitting AlloSure Heart and AlloMap Heart claims that were in compliance with the billing article in effect for Noridian (but that were not necessarily in compliance with the Revised Billing Article that had not yet been adopted by Noridian); (ii) for claims with dates of service of August 17, 2023 or later, we are submitting AlloSure Heart and AlloMap Heart testing claims in compliance with the Revised Billing Article, including submitting AlloSure Heart claims when not used in conjunction with AlloMap Heart, and submitting HeartCare (AlloSure Heart and AlloMap Heart used together in a single patient encounter) claims for surveillance testing in lieu of a biopsy from 55 days to 370 days post-transplant; and (iii) for AlloSure Heart and AlloMap Heart tests performed on or after August 17, 2023 that are outside the parameters of the Revised Billing Article, certain billing codes will be used to enable any additional review deemed appropriate by Noridian and potential appeal by us of the denied claims.

On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 14, 2023, MolDX released a draft billing article (DA58019) to accompany the proposed draft LCD, which generally reflected the changes in coverage included in the Revised Billing Article. The comment period end date for this proposed LCD was September 23, 2023. We presented at public meetings regarding the proposed draft LCD held on September 18, 2023 and September 20, 2023, with MolDX and Noridian respectively. We also submitted written comments on the proposed draft LCD.
AlloSure Kidney has received positive coverage decisions from several commercial payers, and is reimbursed by other private payers on a case-by-case basis.
Reimbursement for AlloMap Heart
AlloMap Heart test volume and the corresponding reimbursement revenue has generally increased over time since the launch of AlloMap Heart, as the ISHLT included AlloMap in its guidelines and payers adopted coverage policies and no longer consider AlloMap Heart to be experimental and investigational. The rate at which our tests are covered and reimbursed has, and is expected to continue to vary by payer. Revenue growth depends on our ability to maintain Medicare and third-party payer reimbursement, and to expand utilization by healthcare providers. See the discussion above under “The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report”.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, laboratories that receive the majority of their

Medicare revenues from payments made under the CLFS would report initially and then on a subsequent three-year basis thereafter (or annually for advanced diagnostic laboratory tests), private payer payment rates and volumes for their tests. The final PAMA ruling was issued June 17, 2016 indicating that data for reporting for the new PAMA process would begin in 2017 and the new market-based rates took effect on January 1, 2018. Effective January 1, 2018, Medicare reimburses us $3,240 for AlloMap Heart testing of Medicare beneficiaries, an increase from the 2017 reimbursement rate of $2,841. The CARES Act froze then-current (2020) CMS CLFS rates through 2021. Further, the CARES Act delayed the reporting cycle under PAMA to January 1 and March 31, 2022. The next data collection period is January 1 through June 30, 2024.
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
On May 4, 2018, we entered into a license and collaboration agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s NGS product line for use in transplantation diagnostic testing. As a result, on June 1, 2018, we became the exclusive worldwide distributor of Illumina’s TruSight HLA product line. TruSight HLA was discontinued in December 2021 and we have progressively converted existing customers to AlloSeq Tx. In addition, we were granted the exclusive right to develop and commercialize other NGS product lines in the field of bone marrow and solid organ transplantation on diagnostic testing. These NGS products include: AlloSeq Tx, a high-resolution HLA typing solution, AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, and AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients.
In September 2019, we launched AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect active rejection in transplant recipients, which received CE mark authorization on January 20, 2020. Our ability to increase the clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including local clinical education, customer lab technical proficiency and levels of country-specific reimbursement.
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

In June 2020, we launched AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT received CE mark authorization in May 2022.
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

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
(In thousands)

	Year Ended December 31,
	2023	2022	Change
Revenue:
Testing services revenue	$209,685	$263,748	$(54,063)
Product revenue	33,517	29,251	4,266
Patient and digital solutions	37,122	28,794	8,328
Total revenue	280,324	321,793	(41,469)
Operating expenses:
Cost of testing services	57,642	72,286	(14,644)
Cost of product	18,379	17,639	740
Cost of patient and digital solutions	25,978	22,287	3,691
Research and development	81,866	90,388	(8,522)
Sales and marketing	83,334	96,027	(12,693)
General and administrative	117,868	100,397	17,471
Restructuring cost	2,320	—	2,320
Litigation expense	96,300	—	96,300
Total operating expenses	483,687	399,024	84,663
Loss from operations	(203,363)	(77,231)	(126,132)
Other income (expense):
Interest income, net	11,867	3,762	8,105
Change in estimated fair value of common stock warrant liability	10	107	(97)
Other income (expense), net	1,343	(2,872)	4,215
Total other income	13,220	997	12,223
Loss before income taxes	(190,143)	(76,234)	(113,909)
Income tax (expense) benefit	(141)	(379)	238
Net loss	$(190,284)	$(76,613)	$(113,671)
Testing services revenue
Testing services revenue decreased by $54.1 million, or (20)%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is primarily driven by Medicare revenue across AlloSure and AlloMap testing services associated with the implementation of the requirements related to Medicare claim submissions outlined in the Billing Articles. This decrease was partially offset by an increase in AlloSure Lung revenue for Medicare beneficiaries and an increase in the average selling price on non-Medicare testing services, primarily due to improved collection efforts during the year ended December 31, 2023.
Product revenue
Product revenue increased by $4.3 million, or 15%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to growth from NGS typing products.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $8.3 million, or 29%, during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to organic growth related to our digital offerings and pharmacy revenue of $2.7 million, with the remaining increase driven by the acquisitions of HLA Data Systems and MediGO.
Cost of testing services
Cost of testing services decreased by $14.6 million, or (20)%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is attributed to lower testing services volume across AlloMap and AlloSure tests, primarily due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Articles, as well as lower royalty expense and cost saving measures.
Cost of product
Cost of product increased by $0.7 million, or 4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in cost of goods from sale of products, partially offset by cost saving measures.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $3.7 million, or 17%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in the cost of patient and digital solutions is in line with the increase in revenue for patient and digital solutions and is primarily due to an increase in cost of goods from sales in the pharmacy business and our digital offerings.
Research and development
Research and development expenses decreased by $8.5 million, or (9)%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decrease in headcount and personnel-related costs of $3.6 million, a decrease in consulting and professional fees of $3.8 million and a decrease in stock-based compensation expense of $0.8 million.
Sales and marketing
Sales and marketing expenses decreased by $12.7 million, or (13)%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decrease in headcount and personnel-related costs of $7.0 million, a decrease in stock-based compensation expense of $1.9 million, a decrease in travel costs of $1.1 million and a decrease in tradeshows and events of $2.3 million.
General and administrative
General and administrative expenses increased by $17.5 million, or 17%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in legal expenses of $6.3 million, an increase in stock-based compensation expense of $4.9 million, an increase in software expense of $2.8 million and an increase in personnel-related costs of $2.6 million.
Restructuring costs
Restructuring costs of $2.3 million were incurred for the year ended December 31, 2023, which relate to employee severance pay and related costs.
Litigation expense
Litigation expense relates to the patent infringement claims filed by Natera against us and alleging that our product, AlloSure, infringes Natera's U.S. Patent 11,111,544. The jury awarded Natera an amount of $96.3 million and we recorded the amount as litigation expense for the year ended December 31, 2023.
Interest income, net
Interest income, net, increased by $8.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to interest income earned on U.S. agency securities and corporate debt securities as a result of rising interest rates.
Other income (expense), net
Other income (expense), net, increased by $4.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a $1.5 million gain from sale of our investment in Miromatrix, a $1.0 million gain from settlement of an obligation and a $1.1 million gain from the recovery of an impaired loan that was already written-off and was included in the purchase price of an asset acquisition of a private entity.
Income tax (expense) benefit

For the year ended December 31, 2023, we recorded an income tax expense of $0.1 million on a loss before income taxes of $190.1 million. The difference in the effective tax rate for the year ended December 31, 2023 from the federal statutory tax rate is mainly due to the state income tax expense per the new research and development regulations, whereas in prior years we only recognized the deferred tax assets from foreign losses with the full valuation allowance.
For the year ended December 31, 2022, we recorded an income tax expense of $0.4 million on a loss before income taxes of $76.2 million. The difference in the effective tax rate for the year ended December 31, 2022 from the federal statutory tax rate is mainly due to the state income tax expense per the new research and development regulations, whereas in prior years we only recognized the deferred tax assets from foreign losses with the full valuation allowance.
Comparison of the Years Ended December 31, 2022 and 2021
For a discussion regarding our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to the discussion under the heading “Results of Operations—Comparison of the Years Ended December 31, 2022 and 2021” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $678.3 million at December 31, 2023. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $235.4 million, and no debt outstanding.
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
Shelf Registration Statement
On May 10, 2023, we filed a universal shelf registration statement (File No. 333-271814), or the Registration Statement, whereby we can sell from time to time up to $250.0 million of shares of our common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for our own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved our Stock Repurchase Program, or the Repurchase Program, whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the year ended December 31, 2023, we purchased an aggregate of 2,942,997 shares of our common stock under the Repurchase Program for an aggregate purchase price of $27.5 million. As of December 31, 2023, $21.9 million remained available for future repurchases under the Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,388)	$(25,239)	$(19,294)
Investing activities	40,446	(228,502)	47,712
Financing activities	(29,606)	(4,535)	185,642
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(112)	23	(303)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,660)	$(258,253)	$213,757
Cash Flows from Operating Activities
Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the consolidated statements of operations and changes in operating assets and liabilities.
Net cash used in operating activities for the year ended December 31, 2023 was $18.4 million. Our net loss of $190.3 million was our primary use of cash in operating activities. Our net loss also included the following noncash items: $49.1 million in stock-based compensation expense, $14.4 million of depreciation and amortization expense, amortization of right-of-use assets of $5.4 million, asset impairments and write-downs of $1.0 million, amortization of premium on short-term marketable securities, net of $4.9 million, gain on settlement of obligation and recovery of written-off investment of $2.1 million and revaluation of contingent consideration to estimated fair value of $2.7 million. Cash used in operating activities was also due to an increase in accounts receivable of $16.0 million. Cash used in operating activities was partially offset by an increase in net operating assets of $90.6 million.
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
Cash Flows from Investing Activities
For the year ended December 31, 2023, net cash provided by investing activities was $40.4 million and primarily related to proceeds from maturities of marketable securities of $256.0 million and sale of corporate equity securities of $2.5 million. These proceeds were partially offset by the purchase of short-term marketable securities of $201.2 million, additions of capital expenditures of $8.3 million, payments for acquired intangibles of $0.9 million, purchase of corporate equity securities of $1.0 million and acquisition of business, net of cash acquired of $6.7 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was $29.6 million and primarily related to repurchase and retirement of common stock of $27.5 million, taxes paid related to net share settlements of restricted stock units of $3.1 million and payments of contingent consideration of $0.6 million. These payments were partially offset by the proceeds from exercises of stock options of $0.1 million and proceeds from issuances of shares of common stock under our employee stock purchase plan of $1.5 million.
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
For a discussion regarding our cash flows for the year ended December 31, 2021, please refer to the discussion under the heading “Results of Operations—Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of December 31, 2023 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9 of the consolidated financial statements, and “Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Annual Report on Form 10-K.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents and marketable securities of $235.4 million at December 31, 2023, which consisted of bank deposits and money market funds, and we had cash, cash equivalents and marketable securities of $293.1 million at December 31, 2022, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.4 million on our consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro, and the Australian dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2023, would have negatively impacted our financial results for the year ended December 31, 2023 by $0.6 million and our product revenue by $1.4 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CareDx, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareDx, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Testing Services Revenue (non-Medicare) — Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
The Company’s testing services revenue is recognized when results of the test are provided to the healthcare provider, at which time the Company generally bills for its services. The Company estimates revenue for non-Medicare payers using transaction prices determined for each financial class of payers using history of reimbursements.
The transaction price estimate includes analysis of an average reimbursement per test and a percentage of tests reimbursed. This estimate requires significant judgement. The Company monitors revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected. The Company also considers whether historical collections per test are indicative of future collections or if there are any current or expected developments or changes that could affect reimbursement rates.
We identified management’s estimation of the transaction price for transaction services billed to non-Medicare payers as a critical audit matter due to the significant judgments required by management to estimate how coverage practices and policies of payers might affect amounts received. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of more experienced engagement team members, when performing audit procedures to evaluate the estimated transaction prices.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimation of transaction prices for testing services revenue, included the following, among others:
•We tested the assumptions used by management to estimate transaction prices by:
•Testing the mathematical accuracy of management’s calculation.
•Testing the historical cash receipts from non-Medicare payers used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
•Testing management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2023.
•Evaluating trends in revenue and accounts receivable compared to previous periods to identify evidence inconsistent with management’s estimated transaction prices.
•We tested the accuracy and completeness of the lab billing report by tracing to source documents, including the test requisition form, fax support, proof of insurance, and payment support.
Testing Services Revenue (Medicare)— Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
Revenue recognized for tests billed to Medicare is based on the agreed current reimbursement rate per test adjusted for historical collection trends where applicable. During 2023, new billing articles (the Billing Articles) issued by Palmetto MolDX, or MolDX, impacted Medicare coverage for certain of the Company’s tests, including AlloSure Kidney, AlloSure Heart and AlloMap Heart, and required the Company to implement new processes to address the requirements related to the Medicare claim submissions for reimbursement.
We identified management’s determination of whether the reimbursement claim submission for an AlloSure Kidney, AlloSure Heart, or AlloMap Heart test for which Medicare is the payer complied with the requirements of the Billing Articles, as a critical audit matter because of the challenging judgments required to determine if a reimbursement claim submission complied with the requirements of the Billing Articles. This required a high degree of auditor judgment and increased extent of effort when performing audit procedures to determine if the reimbursement claim submission for the test met the new requirements of the Billing Articles.
How the Critical Audit Matter Was Addressed in the Audit
•We read the Billing Articles regarding the requirements for Medicare reimbursement for each type of testing service.
•We made inquiries of members of the Company’s accounting department, billing department, and legal department regarding the impact of the Billing Articles and the effects on revenue recognition.
•We tested the Company’s revised billing practices in response to the Billing Articles and evaluation of whether collection of consideration was probable when Medicare was identified as the payer, by making selections and agreeing required test information to source documents and tracing to cash receipts received from Medicare through December 31, 2023.
Impact on Audit of Financial Statements Because of Material Weaknesses in Internal Control Over Reporting - Refer to Management’s Annual Report on Internal Control Over Financial Reporting
Critical Audit Matter Description
As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company identified material weaknesses across multiple components of the Internal Control – Integrated Framework (2013) issued by COSO.
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
February 28, 2024
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CareDx, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareDx, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
San Jose, California
February 28, 2024

CareDx, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$82,197	$89,921
Marketable securities	153,221	203,168
Accounts receivable	51,061	66,312
Inventory	19,471	19,232
Prepaid and other current assets	7,763	9,216
Total current assets	313,713	387,849
Property and equipment, net	35,246	35,529
Operating leases right-of-use assets	29,891	34,689
Intangible assets, net	45,701	43,051
Goodwill	40,336	37,523
Restricted cash	586	522
Other assets	1,353	3,828
Total assets	$466,826	$542,991
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,872	$9,942
Accrued compensation	19,703	16,902
Accrued and other liabilities	45,497	49,131
Total current liabilities	78,072	75,975
Deferred tax liability	136	—
Common stock warrant liability	—	32
Deferred payments for intangible assets	2,461	2,418
Operating lease liability, less current portion	28,278	33,406
Other liabilities	96,551	249
Total liabilities	205,498	112,080
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2023 and 2022; 51,503,377 shares issued and outstanding at December 31, 2023; 53,583,301 shares issued and 53,533,250 shares outstanding at December 31, 2022	49	52
Additional paid-in capital	946,511	898,806
Accumulated other comprehensive loss	(6,963)	(7,503)
Accumulated deficit	(678,269)	(460,444)
Total stockholders’ equity	261,328	430,911
Total liabilities and stockholders’ equity	$466,826	$542,991
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Testing services revenue	$209,685	$263,748	$259,285
Product revenue	33,517	29,251	26,832
Patient and digital solutions	37,122	28,794	10,280
Total revenue	280,324	321,793	296,397
Operating expenses:
Cost of testing services	57,642	72,286	71,251
Cost of product	18,379	17,639	18,930
Cost of patient and digital solutions	25,978	22,287	7,208
Research and development	81,866	90,388	76,525
Sales and marketing	83,334	96,027	77,245
General and administrative	117,868	100,397	74,964
Restructuring costs	2,320	—	—
Litigation expense (Note 17)	96,300	—	—
Total operating expenses	483,687	399,024	326,123
Loss from operations	(203,363)	(77,231)	(29,726)
Other income (expense):
Interest income, net	11,867	3,762	160
Change in estimated fair value of common stock warrant liability	10	107	106
Other income (expense), net	1,343	(2,872)	(2,628)
Total other income (expense)	13,220	997	(2,362)
Loss before income taxes	(190,143)	(76,234)	(32,088)
Income tax (expense) benefit	(141)	(379)	1,426
Net loss	$(190,284)	$(76,613)	$(30,662)
Net loss per share (Note 3):
Basic	$(3.54)	$(1.44)	$(0.59)
Diluted	$(3.54)	$(1.44)	$(0.59)
Weighted-average shares used to compute net loss per share:
Basic	53,764,705	53,321,625	52,241,076
Diluted	53,764,705	53,321,625	52,241,076
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(190,284)	$(76,613)	$(30,662)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	540	(2,833)	(2,574)
Net comprehensive loss	$(189,744)	$(79,446)	$(33,236)
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	49,441,166	$49	$632,253	$(2,096)	$(352,527)	$277,679
Issuance of common shares through public equity offering, net of commissions and offering costs of $12,495	2,211,538	2	188,853	—	—	188,855
Contingent consideration classified as equity	—	—	(222)	—	—	(222)
Issuance of common stock under employee stock purchase plan	45,464	—	2,139	—	—	2,139
RSU settlements, net of shares withheld	464,693	—	(18,441)	—	—	(18,441)
Issuance of common stock for services	3,984	—	296	—	—	296
Issuance of common stock for cash upon exercise of stock options	753,383	1	12,775	—	—	12,776
Issuance of common stock for cash upon exercise of warrants	3,132	—	205	—	—	205
Employee stock-based compensation expense	—	—	35,825	—	—	35,825
Foreign currency translation adjustment	—	—	—	(2,574)	—	(2,574)
Net loss	—	—	—	—	(30,662)	(30,662)
Balance at December 31, 2021	52,923,360	52	853,683	(4,670)	(383,189)	465,876
Issuance of common stock under employee stock purchase plan	93,422	—	2,230	—	—	2,230
Repurchase and retirement of common stock	(50,051)	—	—	—	(642)	(642)
RSU settlements, net of shares withheld	411,176	—	(6,067)	—	—	(6,067)
Issuance of common stock for services	12,764	—	319	—	—	319
Issuance of common stock for cash upon exercise of stock options	142,579	—	2,435	—	—	2,435
Employee stock-based compensation expense	—	—	46,206	—	—	46,206
Foreign currency translation adjustment	—	—	—	(2,833)	—	(2,833)
Net loss	—	—	—	—	(76,613)	(76,613)
Balance at December 31, 2022	53,533,250	52	898,806	(7,503)	(460,444)	430,911
Issuance of common stock under employee stock purchase plan	190,841	—	1,495	—	—	1,495
Repurchase and retirement of common stock	(2,942,997)	(3)	—	—	(27,541)	(27,544)
RSU settlements, net of shares withheld	669,283	—	(3,059)	—	—	(3,059)
Issuance of common stock for services	21,965	—	216	—	—	216
Issuance of common stock for cash upon exercise of stock options	27,903	—	120	—	—	120
Issuance of common stock for cash upon exercise of warrants	3,132	—	26	—	—	26
Employee stock-based compensation expense	—	—	48,907	—	—	48,907
Foreign currency translation adjustment	—	—	—	540	—	540
Net loss	—	—	—	—	(190,284)	(190,284)
Balance at December 31, 2023	51,503,377	$49	$946,511	$(6,963)	$(678,269)	$261,328
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(190,284)	$(76,613)	$(30,662)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	49,086	46,553	36,081
Asset impairments and write-downs	1,000	840	2,437
Depreciation and amortization	14,386	11,595	8,797
Amortization of right-of-use assets	5,438	4,412	3,088
Unrealized loss on long-term marketable equity securities	—	1,181	1,743
Realized gain on sale of long-term marketable equity securities, net	(284)	—	—
Loss on disposal of asset	44	—	—
Gain on settlement of obligation and recovery of written-off investment	(2,109)	—	—
Revaluation of common stock warrant liability to estimated fair value	(10)	(107)	(106)
Revaluation of contingent consideration to estimated fair value	2,677	727	(609)
Accretion of discount and amortization of premium on short-term marketable securities, net	(4,927)	390	1,129
Other non-cash items	—	—	(222)
Changes in operating assets and liabilities:
Accounts receivable	16,016	(6,660)	(24,416)
Inventory	54	(2,859)	(6,927)
Prepaid and other assets	1,767	(1,049)	(5,144)
Accounts payable	2,904	(2,054)	1,789
Accrued compensation	2,655	(9,251)	7,516
Accrued and other liabilities	89,608	11,327	10,690
Accrued royalties	(1,557)	—	—
Operating lease liabilities, net	(5,418)	(3,456)	(2,603)
Refund liability - CMS advance payment	—	—	(20,496)
Change in deferred taxes	566	(215)	(1,379)
Net cash used in operating activities	(18,388)	(25,239)	(19,294)
Investing activities:
Maturities of short-term marketable securities	256,038	111,587	88,905
Purchases of short-term marketable securities	(201,165)	(315,145)	—
Purchases of long-term marketable securities	—	—	(5,500)
Purchase of corporate equity securities	(965)	—	—
Sale of corporate equity securities	2,460	—	—
Additions of capital expenditures	(8,344)	(21,234)	(13,559)
Acquisition of intangible assets	(896)	(3,100)	(6,700)
Acquisition of business, net of cash acquired	(6,682)	(610)	(15,434)
Net cash provided by (used in) investing activities	40,446	(228,502)	47,712
Financing activities:
Proceeds from issuance of common shares in public equity offering, net of issuance costs paid	—	—	188,855
Payment of contingent consideration	(625)	(2,625)	—
Principal payments on finance lease obligations	—	—	(66)
Repurchase and retirement of common stock	(27,541)	(642)	—
Proceeds from exercise of warrants	4	—	4
Proceeds from exercise of stock options	120	2,435	12,775
Proceeds from issuance of common stock under employee stock purchase plan	1,495	2,230	2,139
Taxes paid related to net share settlement of restricted stock units	(3,059)	(5,933)	(18,065)
Net cash (used in) provided by financing activities	(29,606)	(4,535)	185,642
Effect of exchange rate changes on cash and cash equivalents	(112)	23	(303)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,660)	(258,253)	213,757
Cash, cash equivalents, and restricted cash at beginning of period	90,443	348,696	134,939
Cash, cash equivalents, and restricted cash at end of period	$82,783	$90,443	$348,696
Supplemental disclosures of cash information
Cash paid for interest	$—	$8	$1
Cash paid for income taxes	$738	$392	$14
Supplemental disclosures of cash flow information
Shares issued in lieu of payment	$216	$319	$296
Operating lease right-of-use assets	$607	$22,267	$6,079
Purchases of capital expenditures in accounts payable and accrued liabilities	$647	$1,423	$3,953
Employee stock purchase plan shares included in accrued compensation	$556	$686	$1,521
Contingent consideration	$3,499	$—	$5,341
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
Testing Services
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination (“LCD”), first issued by Palmetto MolDX (“MolDX”), which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, the Company’s Medicare Administrative Contractor (“Noridian”). The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.
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
In May 2021 and March 2023, the Company purchased a minority investment of common stock in the biotechnology company Miromatrix Medical, Inc. (“Miromatrix”) for an aggregate amount of $5.1 million, and the investment is marked to market. Miromatrix works to eliminate the need for an organ transplant waiting list through the development of implantable engineered biological organs. In December 2023, Miromatrix was acquired by United Therapeutics Corporation.
Clinical Studies
In January 2018, the Company initiated the Kidney Allograft Outcomes AlloSure Kidney Registry study (“K-OAR”) to develop additional data on the clinical utility of AlloSure Kidney for surveillance of kidney transplant recipients. K-OAR is a multicenter, non-blinded, prospective observational cohort study which has enrolled more than 1,900 renal transplant patients who will receive AlloSure Kidney long-term surveillance.
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
In December 2021, the Company initiated the ALAMO study. ALAMO is a multicenter observational study and focuses on surveillance in lung transplant recipients within the first post-transplant year. Beyond demonstrating the clinical validity of AlloSure in detecting Acute Lung Allograft Dysfunction, a composite outcome of acute rejection and clinically meaningful infections, the study explores its clinical utility by capturing clinician decision-making processes to further demonstrate the practical clinical application of AlloSure. In addition, the study will collect samples to enable development of AlloMap Lung.
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
Also in June 2021, the Company entered into a strategic agreement with OrganX, which was amended in April 2022, to develop clinical decision support tools across the transplant patient journey. Together, the Company and OrganX will develop advanced analytics that integrate AlloSure with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation by incorporating a variety of clinical inputs to create a universal composite scoring system. The Company has agreed to potential future milestone payments.
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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $678.3 million at December 31, 2023. As of December 31, 2023, the Company had cash and cash equivalents and marketable securities of $235.4 million and no debt outstanding.
Shelf Registration Statement
On May 10, 2023, the Company filed a universal shelf registration statement (File No. 333-271814) (the “Registration Statement”), whereby the Company can sell from time to time up to $250.0 million of shares of its common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the Securities and Exchange Commission (the “SEC”) prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, the Company's Board of Directors approved a stock repurchase program (the "Repurchase Program"), whereby the Company may purchase up to $50 million of shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Company's Board of Directors through open market purchase, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the year ended December 31, 2023, the Company purchased an aggregate of 2,942,997 shares of its common stock under the Repurchase Program for an aggregate purchase price of $27.5 million. As of December 31, 2023, $21.9 million remained available for future repurchase under the Repurchase Program.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to transaction price estimates used for testing services revenue; standalone fair value of patient and digital solutions revenue performance obligations; accrued expenses for clinical studies; inventory valuation; the fair value of assets and liabilities acquired in a business combination or an asset acquisition (including identifiable intangible assets acquired); the fair value of contingent consideration recorded in connection with a business combination or an asset acquisition; the grant date fair value assumptions used to estimate stock-based compensation expense; income taxes; impairment of long-lived assets and indefinite-lived assets (including goodwill); and legal contingencies. Actual results could differ from those estimates.
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

The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloSure Kidney, AlloSure Heart and AlloMap Heart tests provided for patients located in the U.S. and Canada, and billed to various third-party payers, from sales of products to distributors, strategic partners and transplant laboratories in Europe, Asia, the Middle East, Africa, the U.S., Latin America and other geographic regions, from sales of patient and digital solutions software. The Company has not experienced any significant credit losses and does not require collateral on receivables. For the years ended December 31, 2023, 2022 and 2021, approximately 40%, 53% and 59%, respectively, of total revenue was billed to Medicare. No other payers represented more than 10% of total revenue for the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023 and 2022, approximately 36% and 27%, respectively, of accounts receivable was due from Medicare. No other payer represented more than 10% of accounts receivable at either December 31, 2023 or 2022.
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.
Restricted Cash
As a condition of the lease agreements for certain facilities the Company must maintain letters of credit and certain minimum collateral requirements. The cash used to support these arrangements of $0.6 million is classified as long-term restricted cash on the accompanying consolidated balance sheets.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of December 31, 2023, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the consolidated balance sheet.
The Company classifies its short-term marketable securities as held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date. The Company has the positive intent and ability to hold these marketable securities to maturity. Short-term marketable securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income (expense), net, on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term marketable securities are included in interest income (expense), net. The cost of securities sold will be determined using specific identification.
The Company considers investments in securities with remaining maturities of over one year as long-term investments. As of December 31, 2023, the Company’s long-term marketable securities consisted of corporate equity securities. These long-term marketable securities are classified as other assets on the consolidated balance sheet.
The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other income (expense), net, on the consolidated statements of operations.
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
In connection with the Company’s annual goodwill assessment on December 1, 2023, the Company performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions; and the Company's market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2023, no impairment of goodwill has been identified.
Intangible assets not subject to amortization

The Company evaluates the carrying value of intangible assets not subject to amortization, related to acquired in-process technology assets and a favorable license agreement, which are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the acquired in-process technology assets and the favorable license agreement will not occur until the products reach commercialization.
During the period the assets are considered indefinite-lived, they are tested for impairment on an annual basis, as well as between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate that the fair value of the acquired in-process technology assets and the favorable license agreement are less than their carrying amounts. An impairment loss would be recorded when the fair value of an acquired in-process technology asset and the favorable license agreement are less than the carrying value. If and when development is complete, which generally occurs when the products are made commercially available, the associated acquired in-process technology asset and the favorable license agreement will be deemed finite-lived and will then be amortized based on the estimated useful life.
As of December 31, 2023, no impairment of acquired in-process technology assets and the favorable license agreement has been identified.
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
As of December 31, 2023, the Company’s leases had remaining terms of 0.42 years to 9.09 years, some of which include options to extend the lease term.
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
In March and May 2023, MolDX issued new billing articles related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection. The billing article issued in May 2023 (the “Revised Billing Article”) and together with the billing article issued in March 2023 (the “Billing Articles”) impacted Medicare coverage for AlloSure Kidney, AlloSure Heart, AlloMap Heart and AlloSure Lung, and required certain companies, including the Company, to implement new processes to address the requirements related to Medicare claim submissions. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
Although the Company believes the Billing Articles are inconsistent with the LCDs, Noridian’s and MolDX’s responses to public comments explaining the intended scope of various LCDs, and medical necessity, the Company determined to pause its Medicare reimbursement submissions for AlloSure Kidney commencing on March 7, 2023 to allow the Company further time to evaluate the implications of the Billing Article and update the Company's billing processes for AlloSure Kidney tests by educating clinicians and working with centers to update the Company's test order forms to capture the new information required under the Billing Article. Accordingly, the Company did not submit claims for approximately 3,200 AlloSure Kidney tests for Medicare reimbursement for the period from March 7, 2023 through March 31, 2023 and did not recognize revenue on these claims in the first quarter of 2023 aggregating to approximately $8.9 million (the “Impacted March Tests”).
On May 18, 2023, the Company submitted a letter to Noridian explaining, among other things, (i) its belief that the Billing Articles impose new restrictions on Medicare coverage for the CareDx tests from those contained in the existing LCDs, (ii) that the Company planned to submit claims for reimbursement for the Impacted March Tests for which it had not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing Articles, and (iii) that AlloSure Kidney orders with a date of service on or after March 31, 2023 for other indications outside the parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article. Following the submission of this letter to Noridian on May 18, 2023, the Company submitted claims for reimbursement for the Impacted March Tests for which the Company subsequently received payment from Noridian and recognized revenue totaling approximately $7.8 million in the second quarter of 2023.
The Company continued the Medicare reimbursement submissions for AlloMap Heart or AlloSure Heart following the issuance of the Billing Articles. In addition, the Company informed Noridian on May 18, 2023 that until Noridian adopts the Revised Billing Article, the Company would continue to submit AlloSure Heart tests for reimbursement only when used in conjunction with AlloMap Heart according to requirements of the Billing Article currently effective at Noridian. The Company also informed Noridian on May 18, 2023 that (i) until June 30, 2023, the Company plans to submit claims for reimbursement for AlloMap Heart and AlloSure Heart tests for which the Company has not obtained additional information from the ordering physicians to be able to specifically determine whether these tests meet the new coverage restrictions contained in the Billing

Articles, and (ii) AlloSure Heart and AlloMap Heart orders placed on or after June 30, 2023 for other indications outside the surveillance and for-cause parameters of the Revised Billing Article, or where the reason for testing is not specified by the ordering physician, will either not be billed pending the receipt of additional information regarding whether the orders meet the coverage restrictions contained in the Revised Billing Article or be submitted with a test description that is intended to identify those tests as falling outside the parameters of the Revised Billing Article.
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
Recent Accounting Pronouncements
There were no recently adopted accounting standards which would have a material effect on the Company’s consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated financial statements and accompanying disclosures.
Effective in Future Periods
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses. All current annual disclosures about a reportable segment’s profit or loss and assets will also be required in interim periods. The new guidance also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments set forth in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendments is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. This ASU will be effective for the Company’s annual disclosures in fiscal year 2024 and interim-period disclosures in fiscal year 2025. As the amendments only relate to disclosures, there will be no impact on the Company’s financial position or results of operations.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 340): Improvements to Income Tax Disclosures, which requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information will also be required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendments set forth in this ASU are effective for annual periods beginning after December 15, 2024 for public entities. This guidance will be effective for the Company’s annual disclosures in fiscal year 2025. As the amendments only relate to disclosures, there will be no impact on the Company’s financial position or results of operations.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.
For the years ended December 31, 2023, 2022 and 2021, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss used to compute basic net loss per share	$(190,284)	$(76,613)	$(30,662)
Net loss used to compute diluted net loss per share	$(190,284)	$(76,613)	$(30,662)
Denominator:
Weighted-average shares used to compute basic net loss per share	53,764,705	53,321,625	52,241,076
Weighted-average shares used to compute diluted net loss per share	53,764,705	53,321,625	52,241,076
Net loss per share:
Basic	$(3.54)	$(1.44)	$(0.59)
Diluted	$(3.54)	$(1.44)	$(0.59)
The following potentially dilutive securities have been excluded from diluted net loss per share because their effect would be antidilutive:

	Year Ended December 31,
	2023	2022	2021
Shares of common stock subject to outstanding options	3,055,208	2,921,925	1,863,633
Shares of common stock subject to outstanding common stock warrants	—	3,132	3,132
Restricted stock units	5,001,370	3,092,467	2,047,657
Total common stock equivalents	8,056,578	6,017,524	3,914,422
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

The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$60,525	$—	$—	$60,525
Total	$60,525	$—	$—	$60,525
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$5,469	$5,469
Long-term liabilities:
Contingent consideration	—	—	2,461	2,461
Total	$—	$—	$7,930	$7,930

	December 31, 2022
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$66,594	$—	$—	$66,594
Long-term marketable securities:
Corporate equity securities	2,076	—	—	2,076
Total	$68,670	$—	$—	$68,670
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,025	$1,025
Long-term liabilities:
Contingent consideration	—	—	2,418	2,418
Common stock warrant liability	—	—	32	32
Total	$—	$—	$3,475	$3,475

The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance at December 31, 2021	$5,480
Change in estimated fair value of common stock warrant liability	(107)
Additions to contingent consideration	727
Payment related to contingent consideration	(2,625)
Balance at December 31, 2022	3,475
Exercise of warrants	(22)
Change in estimated fair value of common stock warrant liability	(10)
Change in estimated fair value of contingent consideration on business combination	2,677
Change in estimated fair value of contingent consideration on asset acquisition	166
Additions to contingent consideration	2,269
Payment related to contingent consideration	(625)
Balance at December 31, 2023	$7,930
During March 2023, the Company wrote off $1.0 million of its investment in convertible preferred shares of Cibiltech SAS (“Cibiltech”), which was carried at cost. Cibiltech’s operations have been liquidated. The fair value of this investment was based on Level 3 inputs.
In July 2023, the Company entered into a Securities Holders’ Agreement (the “Agreement”) with a private entity based in France. The private entity was established to continue Cibiltech's activity, which consists of designing, developing, publishing, promoting, distributing, and marketing of software related to predictive solutions, to monitoring and/or to remote monitoring in the field of human organ allotransplantation, allografting, and chronic organ diseases. The private entity retained all assets of Cibiltech, including its licenses. Pursuant to the Agreement, the Company agreed to invest a certain amount in the private entity, in order to continue the commercialization of the iBox technology. The Company's investment is in the form of ordinary and Class B shares carried at cost. This investment is not considered material to the Company's consolidated financial statements.
In December 2023, Miromatrix was acquired by United Therapeutics Corporation. The Company tendered and sold all of its shares of Miromatrix to United Therapeutics Corporation for $2.5 million. The Company recognized a $1.5 million gain from the disposal of its Miromatrix shares and recorded as other income (expense), net, on the consolidated statements of operations for the year ended December 31, 2023.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds— Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At December 31, 2023 and 2022, money market funds were included as cash and cash equivalents in the consolidated balance sheets.
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates ranging from 6% and 12% at December 31, 2023 and 12% at December 31, 2022. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
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

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is shown in the table below (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$82,197	$89,921	$348,485
Restricted cash	586	522	211
Total cash, cash equivalents, and restricted cash at the end of the period	$82,783	$90,443	$348,696
Marketable Securities
All short-term marketable securities were considered held-to-maturity at December 31, 2023. At December 31, 2023, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position, thus there was no recognition of any other-than-temporary impairment at December 31, 2023. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less.
The long-term marketable equity securities were recorded in the consolidated balance sheets at fair market value with changes in the fair value recognized in earnings at December 31, 2023. The long-term marketable debt securities were considered available-for-sale. The contractual maturity of the long-term marketable debt securities are less than three years. During 2022, the Company wrote off $0.5 million of long-term marketable debt securities.
The amortized cost, gross unrealized holding losses, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the table below (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Holding Gains	Fair Value
Short-term marketable securities:
U.S. agency securities	$80,468	$2,038	$82,506
Corporate debt securities	72,753	711	73,464
Total short-term marketable securities	153,221	2,749	155,970
Total	$153,221	$2,749	$155,970

	December 31, 2022
	Amortized Cost	Unrealized Holding Gains (Losses)	Fair Value
Short-term marketable securities:
U.S. agency securities	$79,347	$452	$79,799
Corporate debt securities	123,821	(220)	123,601
Total short-term marketable securities	203,168	232	203,400
Long-term marketable securities:
Corporate equity securities	5,000	(2,924)	2,076
Total long-term marketable securities	5,000	(2,924)	2,076
Total	$208,168	$(2,692)	$205,476

Contractual maturities of the marketable securities at each balance sheet date are as follows (in thousands):

	December 31,
	2023	2022
Within one year	$153,221	$203,168
After one year through five years	—	—
Total	$153,221	$203,168
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
The pro forma impact of the HLA Data Systems acquisition is not material, and the results of operations of the acquisition have been included in the Company’s consolidated statements of operations from the respective acquisition date.
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
The pro forma impact of the MediGO acquisition is not material, and the results of operations of the acquisition have been included in the Company’s consolidated statements of operations from the respective acquisition date.
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
Acquisition costs relating to the asset acquired were $2.6 million, comprised of base consideration of $1.8 million, contingent consideration at fair value of $0.5 million and associated transaction costs of $0.3 million. There was only one asset acquired and the entire cost is assigned to the licensing agreement, which is recorded under Intangible assets, net, in the consolidated balance sheets and under the intangible assets with indefinite lives category.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company identified an indicator of goodwill impairment during the quarter ended September 30, 2023 due to a sustained decrease in share price.
During the quarter ended September 30, 2023, the Company estimated the fair value of its reporting unit using a combination of the income and market approaches. In performing the goodwill impairment test, the Company used an exit multiple given the development phase of the Company and a discount rate of 16.4% in its estimation of fair value. The evaluation performed resulted in no impairment as of September 30, 2023.
On December 1, 2023, the Company performed a qualitative assessment of its reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions, and its market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at this time. As of December 31, 2023, no impairment of goodwill has been identified.

The following table presents details of the Company’s goodwill as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Balance as of January 1,	$37,523	$36,983
Goodwill acquired	2,646	540
Remeasurement adjustment	167	—
Balance as of December 31,	$40,336	$37,523
Intangible Assets
The following table presents details of the Company’s intangible assets as of December 31, 2023 ($ in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(18,340)	$(2,269)	$16,758	7.2
Customer relationships	25,718	(9,094)	(1,959)	14,665	9.2
Commercialization rights	11,579	(4,496)	—	7,083	5.6
Trademarks and tradenames	5,220	(1,713)	(288)	3,219	9.3
Total intangible assets with finite lives	79,884	(33,643)	(4,516)	41,725
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,726	—	—	2,726
Total intangible assets with indefinite lives	3,976	—	—	3,976
Total intangible assets	$83,860	$(33,643)	$(4,516)	$45,701
The following table presents details of the Company’s intangible assets as of December 31, 2022 ($ in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$35,747	$(15,138)	$(2,369)	$18,240	7.5
Customer relationships	21,898	(7,459)	(2,104)	12,335	9.0
Commercialization rights	11,579	(3,233)	—	8,346	6.6
Trademarks and tradenames	4,540	(1,345)	(315)	2,880	8.5
Total intangible assets with finite lives	73,764	(27,175)	(4,788)	41,801
Acquired in-process technology	1,250	—	—	1,250
Total intangible assets	$75,014	$(27,175)	$(4,788)	$43,051
Acquisition of intangible assets
In January and July 2023, the Company acquired the intangible assets of HLA Data Systems and MediGO, respectively. The intangible assets are included in Acquired and developed technology, Customer relationships and Trademarks and tradenames as of December 31, 2023.
Amortization of Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the consolidated statements of operations.
The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of testing services	$1,316	$1,316	$1,316
Cost of product	1,655	1,716	1,905
Cost of patient and digital solutions	1,039	945	684
Sales and marketing	2,457	2,252	1,891
Total	$6,467	$6,229	$5,796
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2023 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
2024	$1,316	$1,715	$850	$2,557	$6,438
2025	1,316	1,715	681	2,557	6,269
2026	1,316	751	681	2,554	5,302
2027	1,316	751	681	2,541	5,289
2028	1,316	751	681	2,541	5,289
Thereafter	1,509	2,567	1,462	7,600	13,138
Total future amortization expense	$8,089	$8,250	$5,036	$20,350	$41,725
8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Finished goods	$3,658	$2,962
Work in progress	5,191	4,306
Raw materials	10,622	11,964
Total inventory	$19,471	$19,232
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$18,259	$17,389
Machinery and equipment	18,051	16,294
Internally developed software	15,116	10,893
Construction in progress	8,306	7,639
Computer and office equipment	5,609	5,570
Furniture and fixtures	2,168	2,168
Property and equipment	67,509	59,953
Less: Accumulated depreciation and amortization	(32,263)	(24,424)
Property and equipment, net	$35,246	$35,529
Depreciation expense was $7.9 million, $5.2 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

There were no assets purchased under finance leases during 2023. Accumulated depreciation was $0.6 million and $0.6 million at December 31, 2023 and 2022, respectively. Related amortization expense, included in depreciation and amortization expense, was $0.0 million, $0.1 million and $0.1 million for the three years ended December 31, 2023, 2022 and 2021, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Clinical studies	$15,744	$14,816
Short-term lease liability	5,943	5,591
Professional fees	5,911	6,115
Contingent consideration	5,469	1,025
Deferred revenue	4,748	5,342
Laboratory processing fees and materials	2,890	2,189
Accrued royalty	348	4,633
Deferred payments for intangible assets	920	2,062
Accrued shipping expenses	335	489
License and other collaboration fees	250	1,000
Capital expenditures	151	1,316
Other accrued expenses	2,788	4,553
Total accrued and other liabilities	$45,497	$49,131
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
As of December 31, 2023, the carrying value of the ROU asset was $29.9 million. The related current and non-current liabilities as of December 31, 2023 were $5.9 million and $28.3 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the consolidated balance sheets.
The following table summarizes the lease cost for the years ended December 31, (in thousands):

	2023	2022	2021
Operating lease cost	$7,936	$6,716	$5,134
Finance lease cost	—	—	53
Total lease cost	$7,936	$6,716	$5,187
Finance lease cost included interest from the lease liability and amortization of the ROU asset.

	December 31,
	2023	2022
Other information:
Weighted-average remaining lease term - Operating leases (in years)	5.43	6.26
Weighted-average discount rate - Operating leases (%)	7.1%	7.1%

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
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in July 2022 (in thousands):

	December 31,
	2023	2022
ROU assets	$12,073	$14,321
Lease liabilities	$13,221	$15,302
The following table summarizes the ROU assets and lease liabilities for certain lease agreements which commenced in August 2022 (in thousands):

	December 31,
	2023	2022
ROU assets	$5,347	$5,814
Lease liabilities	$5,627	$6,005
Supplemental cash flow information related to leases for the years ended December 31, are as follows (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,454	$3,665	$2,580
Operating cash flows used for finance leases	—	—	63
Total	$5,454	$3,665	$2,643
Maturities of operating lease liabilities as of December 31, 2023, are as follows (in thousands):

Years ending December 31,	Operating Leases
2024	$7,993
2025	7,875
2026	7,124
2027	7,274
2028	6,599
Thereafter	4,115
Total lease payments	40,980
Less imputed interest	6,759
Present value of future minimum lease payments	34,221
Less operating lease liability, current portion	5,943
Operating lease liability, long-term portion	$28,278
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
In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear this patent infringement suit. As the Review is complete and the Company's petition for review was denied, the Stanford License automatically terminated, and in December 2023, the Company paid Stanford certain past royalties at a reduced rate that were previously suspended within 90 days of the termination. There was no outstanding obligation with Stanford as of December 31, 2023.
Illumina
On May 4, 2018, the Company entered into the License Agreement with Illumina (the “Illumina Agreement”). The Illumina Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of products covered by the Illumina Agreement.
Other Royalty Commitment
Effective as of August 2023, the Company entered into a license agreement with a university institution (the "University Agreement"). The University Agreement requires the Company to pay royalties in the low single digits on sales of products covered by the University Agreement.
Cibiltech Commitments
Pursuant to that certain license and commercialization agreement that the Company entered into with Cibiltech, effective April 30, 2019, the Company will share an agreed-upon percentage of revenue with Cibiltech, if and when revenues are generated from iBox.
In July 2023, the Company entered into a settlement agreement with Cibiltech (the “Settlement Agreement”), pursuant to which the Company agreed to pay a certain amount of its obligation owed to Cibiltech. A judicial court in Paris, France, granted the liquidation of Cibiltech, which filed for bankruptcy. In the Settlement Agreement, Cibiltech irrevocably waived and relinquished any and all claims, demands, grievances, proceeding, actions or other requests, whether judicial, administrative, arbitral or otherwise, against the Company. The outstanding obligation of the Company with Cibiltech was waived and relinquished, except for $0.4 million, which was paid in July 2023, and represented the amount that the Company agreed to per the Settlement Agreement. There was no outstanding obligation as of December 31, 2023.
Tax Commitments
As of December 31, 2023, the Company had gross unrecognized tax benefits of $6.2 million, which include penalties and interest of $0.2 million. Approximately $0.2 million has been recorded as a noncurrent liability. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities.
Other Commitments
Pursuant to the Illumina Agreement, the Company has agreed to minimum purchase commitments of finished products and raw materials from Illumina.
Effective as of July 2023, the Company entered into a license and collaboration agreement with a private entity pursuant to which the Company was granted an irrevocable, non-transferable right to commercialize its proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation for a period of four years with exclusive rights in the United States. The Company will share an agreed-upon percentage of revenue with the private entity, if and when revenues are generated from iBox.
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
In addition, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. On December 11, 2023, the Court dismissed the case alleging infringement of Natera's U.S. Patent 10,597,724. Natera has appealed that decision. See Note 17, Subsequent Events, for further information.
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
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. The Company does not believe that the CID raises any issues regarding the safety or efficacy of any of the Company’s products or services and is cooperating fully with the DOJ investigation. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of the DOJ investigation or any other requests or investigations that may arise in the future regarding these or other subject matters.
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
Olymbios Matter
On April 15, 2022, a complaint was filed by Michael Olymbios against the Company in the Superior Court of the State of California for the County of San Mateo (the “San Mateo County Court”). The complaint alleged that the Company failed to pay certain fees and costs required to continue an arbitration proceeding against Dr. Olymbios, and that the Company has defamed Dr. Olymbios. Dr. Olymbios also sought to void restrictive covenants previously agreed to by him in favor of the Company and to recover damages purportedly incurred by Dr. Olymbios. The Company filed a motion to compel arbitration and dismiss the case. On April 25, 2022, the San Mateo County Court granted the Company’s ex parte application to stay the case and advance the hearing date to June 10, 2022 for the motion to compel arbitration and dismiss. At the June 10, 2022 hearing, the San Mateo County Court found that the decision should be made by the arbitrator, and stayed the case. On July 19, 2022, Dr. Olymbios filed a motion to withdraw from arbitration before Judicial Arbitration and Mediation Services, Inc., which was denied on

August 18, 2022. Both the arbitration and the San Mateo County Court matter were settled in the fourth quarter of 2023 and have been resolved.
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
On May 24, 2023, the court granted the Company’s motion to strike and motion to dismiss, dismissing all claims against defendants with leave to amend. On June 28, 2023, plaintiffs filed a second amended complaint against the Company, Reginald Seeto, Ankur Dhingra, and Peter Maag. Under a briefing schedule ordered by the court on June 12, 2023, defendants’ motion to dismiss and motion to strike the second amended complaint was filed on July 26, 2023, plaintiffs’ opposition was filed on August 30, 2023, and defendants’ reply was filed on September 22, 2023. The court held oral argument on October 31, 2023. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit. See Note 17, Subsequent Events, for further information.
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
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action. The consolidated derivative action remains stayed. The parties in the Stevenson Derivative Action filed a joint status statement with the court on September 6, 2023. See Note 17, Subsequent Events, for further information.

The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there are no guarantees that the Company will prevail.
Insurance Matter
In December 2022, the Company filed a lawsuit against its directors and officers liability insurance carriers in San Mateo County Superior Court. The Company seeks a declaration that costs and fees incurred by the Company in responding to governmental investigatory requests are covered under its policies. The Company also asserts breach of contract against its primary insurer Great American Insurance Company for denying the claim. The policies provide up to $15 million in coverage limits. The Company intends to vigorously pursue its claims, and believes it has good and substantial support for its claims, but there is no guarantee that the Company will prevail in these claims. The parties are presently briefing the Company's entitlement to coverage under the policies.
10. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On December 3, 2022, the Company's Board of Directors approved a Stock Repurchase Program (the "Repurchase Program"), whereby the Company may purchase up to $50 million in shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For the years ended December 31, 2023 and 2022, the Company purchased an aggregate of 2,942,997 and 50,051 shares of its common stock, respectively, under the Repurchase Program for an aggregate purchase price of $27.5 million and $0.6 million, respectively. As of December 31, 2023, $21.9 million remained available for future repurchases under the Repurchase Program.
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
The Company did not issue preferred stock during the years ended December 31, 2023, 2022 and 2021.
11. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the plan of $1.7 million, $1.8 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
During the year ended December 31, 2023, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4,000. During the year ended December 31, 2022, no warrants to purchase shares of common stock were exercised.
As of December 31, 2023, no warrants to purchase common stock were outstanding.

13. STOCK INCENTIVE PLANS
2014 Equity Incentive Plan
The Company grants stock based awards under 2014 Equity Incentive Plan (the “2014 Plan”) that allows for issuance of stock options, restricted stock units (“RSUs”) and other stock awards to the Company’s employees, directors, and consultants. Stock options granted under the 2014 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. There were 670,455 shares of common stock reserved for future issuance under the 2014 Plan as of December 31, 2023.
2016 Inducement Plan
On April 21, 2016, the Company adopted the 2016 Inducement Equity Incentive Plan (the “2016 Plan”), pursuant to which the Company may grant stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The 2016 Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex AB. The terms in the 2016 Plan are substantially similar to the 2014 Plan. There were 62,752 shares of common stock reserved for future issuance under the 2016 Plan as of December 31, 2023.
The 2016 Plan allows RSUs to be granted in addition to stock options. The RSUs vest annually over four years in equal increments. The Company began granting RSUs pursuant to the 2016 Plan starting June 2016.
2019 Inducement Equity Incentive Plan
The Company grants stock based awards under 2019 Inducement Equity Incentive Plan (the “2019 Plan”) that allows for issuance of stock options, RSUs and other stock awards to new employees of the Company. Stock options granted under the 2019 Plan may be exercised when vested and generally expire ten years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however, certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with first year annual cliff vesting. The RSUs generally vest annually over four years in equal increments. The terms in the 2019 Plan are substantially similar to the 2014 Plan. There were 135,904 shares of common stock reserved for future issuance under the 2019 Plan as of December 31, 2023.
Stock Options and RSUs
The following table summarizes option and RSUs activity under the Company’s 2014 Plan, 2016 Plan and 2019 Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2022	1,490,462	2,921,925	$28.13	3,094,396	$37.39
Additional options authorized	2,141,330	—	—	—	—
Common stock awards for services	(21,965)	—	—	—	—
RSUs granted	(4,028,424)	—	—	4,028,424	10.52
RSUs vested	—	—	—	(989,314)	36.43
Options granted	(680,788)	680,788	12.60	—	—
Options exercised	—	(27,903)	4.29	—	—
Repurchases of common stock under employee incentive plans	322,163	—	—	—	—
RSUs forfeited	1,126,731	—	—	(1,126,731)	22.92
Options forfeited	265,395	(265,395)	26.90	—	—
Options expired	254,207	(254,207)	27.13	—	—
Balance—December 31, 2023	869,111	3,055,208	$25.21	5,006,775	$19.02
The total intrinsic value of options exercised was $0.1 million, $1.6 million and $42.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The total fair value of RSUs vested during 2023 was $9.5 million. As of December 31, 2023, the total intrinsic value of outstanding RSUs was approximately $61.6 million and there were $55.8 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.23 years.
The Company granted performance restricted stock units ("PSUs"), included in RSUs, under the 2014 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 2 years. The number of shares outstanding was 449,983 and 160,538 as of December 31, 2023 and December 31, 2022, respectively. The weighted-average period was 1.01 years and 1.16 years for the years ended December 31, 2023 and 2022, respectively.
Options outstanding that have vested and are expected to vest at December 31, 2023 are as follows:

	Number of Shares Issued (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,786	$26.21	6.27	$1,751
Expected to Vest	1,191	23.56	8.59	530
Total	2,977			$2,281
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2023 for stock options that were in-the-money.
The weighted-average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2023, 2022 and 2021 using the Black-Scholes Model was $8.63, $19.51 and $52.65, respectively.
The total fair value of options that vested during 2023 was $18.4 million. As of December 31, 2023, there were approximately $17.5 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.26 years.
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
During the offering period in 2023 that ended on June 30, 2023, 143,817 shares were purchased for aggregate proceeds of $1.0 million from the issuance of shares, which occurred on July 6, 2023. During the offering period in 2023 that ended on December 31, 2023, 73,759 shares were purchased for aggregate proceeds of $0.5 million from the issuance of shares, which occurred on January 2, 2024. The Company issued 190,842 shares and 93,422 shares of common stock during the years ended December 31, 2023 and December 31, 2022, respectively, pursuant to the ESPP. The Company received proceeds of $1.5 million and $3.0 million from the purchases of shares during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had 583,906 shares available for issuance under the ESPP.
Board of Directors Stock Awards Granted for Services
For the years ended December 31, 2023, 2022 and 2021, the Company paid a portion of its directors’ compensation through the award of fully vested common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares at the grant date price per share, which is the fair value. As of December 31, 2023, there were a total of 310,609 shares issued to the Company’s directors, for a total fair value of $2.5 million. Stock-based compensation expense associated with the awards was $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, which was included in general and administrative expense on the consolidated statements of operations.

Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Employee stock options
Expected term (in years)	5.61	5.96	5.94
Expected volatility	77.86%	77.62%	77.70%
Risk-free interest rate	3.67%	2.74%	0.80%
Expected dividend yield	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Expected volatility	75.91% – 93.38%	67.79% – 77.88%	53.10% – 67.79%
Risk-free interest rate	5.26% – 5.47%	2.51% – 4.76%	0.09% – 0.19%
Expected dividend yield	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the years ended December 31, 2023, 2022 and 2021, included on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of testing services	$1,854	$1,529	$2,358
Cost of product	1,165	1,120	579
Cost of patient and digital solutions	1,377	1,331	728
Research and development	6,556	7,391	7,126
Sales and marketing	12,470	14,403	10,887
General and administrative	25,664	20,779	14,403
Total	$49,086	$46,553	$36,081
No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income (after net operating loss) and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, stock-based compensation costs were only capitalized under Internal Revenue Code Section 174, capitalized research and development costs for the periods presented.

14. INCOME TAXES
Loss before income taxes for the years ended December 31, 2023, 2022 and 2021 is summarized as follows (in thousands):

	As of December 31,
	2023	2022	2021
United States	$(188,421)	$(73,089)	$(27,921)
Foreign	(1,722)	(3,145)	(4,167)
Total loss before income taxes	$(190,143)	$(76,234)	$(32,088)
The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2023	2022	2021
Current
Federal	$(117)	$145	$89
State	186	328	2
Foreign	—	184	(139)
Total current income tax expense (benefit)	69	657	(48)
Deferred
Federal	184	(130)	(409)
State	(112)	75	(127)
Foreign	—	(223)	(842)
Total deferred income tax expense (benefit)	72	(278)	(1,378)
Income tax expense (benefit)	$141	$379	$(1,426)
The Company's actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rates of 21% in each of the years ended 2023, 2022 and 2021, to loss before income taxes as a result of the following:

	Year Ended December 31,
	2023	2022	2021
Federal tax statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(3.8)%	(2.8)%	38.8%
Change in valuation allowance	(18.1)%	(16.9)%	86.4%
Foreign rate differential	0.2%	(0.2)%	0.7%
Non-deductible executive compensation	(0.4)%	(2.1)%	(23.4)%
Research credits	0.4%	1.8%	6.9%
Changes in net operating loss carryforwards, including expirations	0.8%	(0.5)%	(125.1)%
Other	(0.2)%	(0.8)%	(0.9)%
Effective income tax rate	(0.1)%	(0.5)%	4.4%

Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31, 2023
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$30,260	$26,658
Tax credit carryforwards	10,317	9,138
Accruals	26,256	2,971
Lease liability	7,947	9,250
Section 174 capitalized costs	31,724	20,602
Stock-based compensation	12,799	7,798
Other	1,351	959
Gross deferred tax assets	120,654	77,376
Valuation allowance	(102,865)	(59,499)
Total deferred tax assets	17,789	17,877

Deferred tax liabilities:
Purchased intangibles	(6,112)	(6,615)
Operating leases right-of-use assets	(6,914)	(8,189)
Property and equipment	(4,443)	(2,548)
Other	(456)	(497)
Total deferred tax liabilities	(17,925)	(17,849)
Net deferred tax (liabilities) assets	$(136)	$28
The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (1) cumulative results of operations in recent years, (2) sources of recent losses, (3) estimates of future taxable income and (4) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Swedish operations. The valuation allowance increased by $43.4 million and $13.9 million during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company had domestic federal net operating loss carryforwards of $109.1 million, domestic state net operating loss carryforwards of $77.6 million, and foreign net operating loss carryforwards of $12.0 million that can reduce future taxable income. The domestic federal and state net operating loss carryforwards will begin to expire in 2024 and 2030, respectively. The foreign net operating loss carryforwards can be carried forward indefinitely.
As of December 31, 2023, the Company had credit carryforwards of approximately $11.5 million and $11.1 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards will begin to expire in 2023. California credits have no expiration date.
The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2023 and 2022 because the Company's management believes that it is more likely than not that these assets will not be fully realized. The increase in the valuation allowance is approximately $43.4 million in the year ended December 31, 2023.
A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$5,436	$4,156	$4,416
Additions based on tax positions related to the current year	839	1,255	805
Additions based on tax positions related to prior years	—	25	130
Decreases based on tax positions related to prior years	(91)	—	(1,195)
Balance at the end of the year	$6,184	$5,436	$4,156

None of the $6.2 million of net unrecognized tax benefit as of December 31, 2023, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2023, given the Company's valuation allowance, the uncertain tax benefits would not have impacted the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2023 and December 31, 2022, the Company had in each year $0.2 million of cumulative interest and penalties related to unrecognized tax benefits. The Company does not anticipate a significant change in the unrecognized tax benefits over the next twelve months.
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

15. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s CODM, or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its Office of the Chief Executive Officer as the CODM. In determining its reportable segments, the Company considered the markets and types of customers served and the products or services provided in those markets. The Company operates in a single reportable segment.
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Year Ended December 31,
	2023	2022	2021
Testing services revenue
United States	$209,158	$262,959	$258,412
Rest of World	527	789	873
	$209,685	$263,748	$259,285
Product revenue
United States	$19,753	$16,409	$13,512
Europe	9,901	9,081	9,740
Rest of World	3,863	3,761	3,580
	$33,517	$29,251	$26,832
Patient and digital solutions revenue
United States	$36,719	$28,175	$10,085
Europe	266	468	82
Rest of World	137	151	113
	$37,122	$28,794	$10,280

Total United States	$265,630	$307,543	$282,009
Total Europe	$10,167	$9,549	$9,822
Total Rest of World	$4,527	$4,701	$4,566

Total	$280,324	$321,793	$296,397
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2023	December 31, 2022
Long-lived assets:
United States	$34,714	$35,020
Europe	476	405
Rest of World	56	104
Total	$35,246	$35,529

16. RESTRUCTURING
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of operations at one of its two locations in Fremantle, Australia. The Company expects to complete the closure of the affected location in June 2024. The Company incurred immaterial restructuring charges for the year ended December 31, 2023.
In May and December 2023, the Company announced a reduction of its workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs. As a result of this plan, the Company incurred $2.2 million in restructuring charges for the year ended December 31, 2023.
17. SUBSEQUENT EVENTS
Litigation
As discussed in Note 9, Commitment and Contingencies, Natera filed claims against the Company alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. The Company anticipates continued litigation as to whether its current AlloSure process infringes the patent. Natera may also move for injunctive relief. The Company intends to seek judicial review of the verdict and contest any potential claims of ongoing infringement and any motion for injunctive relief. The Company intends to defend these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company recorded the damages of $96.3 million as other liabilities on the consolidated balance sheets as of December 31, 2023 and as litigation expense under the operating expense on the consolidated statements of operations for the year ended December 31, 2023.
Derivative Action
On February 8, 2024, Christian Jacobsen filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of the Company's Board of Directors (the “Jacobsen Derivative Action”). The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company, violated Section 14(a) of the Exchange Act, are liable for contribution under Sections 10(b) and 21(D) of the Exchange Act, engaged in unjust enrichment, waste of corporate assets, aiding and abetting, insider trading, and misappropriation of information, and/or are liable for indemnification. The suit seeks declaratory relief, disgorgement, and to recover alleged damages sustained by the Company as a result of the alleged violations, along with plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. The Jacobsen Derivative Action was designated related to the consolidated derivative action.
As discussed in Note 9, Commitment and Contingencies, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action. On February 13, 2024, the parties in the consolidated derivative action filed a joint status statement and administrative motion with the court.
Securities Class Action
As discussed in Note 9, Commitment and Contingencies, on May 3, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action against the Company and Reginald Seeto, Ankur Dhingra, and Peter Maag. The parties filed a joint status statement with the court on February 15, 2024.
The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there are no guarantees that the Company will prevail.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, in light of the material weaknesses identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 2013 Internal Control-Integrated Framework. Based on our assessment, management has concluded that our system of internal control over financial reporting was not effective due to the material weaknesses described below. However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2023, the following material weaknesses have been identified:
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
Remediation of Prior Year Material Weaknesses
As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023, we previously identified material weaknesses related to GITCs, purchase order approval workflow and the COSO framework.
During the fiscal year ended December 31, 2023, we implemented an intensive program to remediate the previously identified material weaknesses, which included expanding resources, including hiring a Chief Information and Security Officer in the third quarter of 2023, enhancing our control activities for key systems and business processes, and providing training. In addition, we performed manual procedures to validate the completeness and accuracy of the reports generated from the systems that are relevant to the preparation of the consolidated financial statements that did not have effective GITCs.
While we believe that we have completed updates to the control design for the majority of our systems and purchase order approval workflow in response to the identified material weaknesses, the redesigned controls did not operate for a sufficient period of time for management to reach a conclusion regarding the operating effectiveness of the controls that were redesigned in the fiscal year ended December 31, 2023.
However, our management concluded these material weaknesses did not result in any material misstatement in our financial statements or disclosures for the fiscal year ended December 31, 2023.
Our management is committed to maintaining a strong internal control environment. In response to the material weaknesses described above, our management is continuing to take actions to remediate the material weaknesses in internal control over financial reporting, which include but are not limited to the following:
•Continuing to enhance the design and control procedures of the GITCs to ensure that the control activities related to GITCs are functioning appropriately.
•Continuing to implement training to ensure a clear understanding of risk assessment, control execution, and monitoring activities related to financial reporting and continue driving accountability of Sarbanes-Oxley Act of 2002 control activities.
•Continuing to focus on controls execution and monitoring activities of internal controls related to the procure-to-pay process.
•Continuing to expand the available resources at the Company with experience designing and implementing control activities, including GITCs, through hiring and use of third-party consultants and specialists.
We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts, particularly in the improvement of our control environment, will result in significant improvements to our system of controls that we believe will remediate the material weaknesses. However, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process may require additional resources and will require time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of our remediation plans and take such other actions that we deem appropriate given the circumstances.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which has expressed an adverse opinion, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 in connection with the Annual Meeting of Stockholders to be held in 2024, or the 2024 Proxy Statement. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to from the information contained in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file our 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to from the information contained in our 2024 Proxy Statement. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	8/28/2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.	8-K	001-36536	3.1	6/21/2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.	8-K	001-36536	3.1	6/20/2023
3.4	Amended and Restated Bylaws of CareDx, Inc., effective as of March 24, 2023.	8-K	001-36536	3.1	3/28/2023
4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	3/31/2015
4.2#	2014 Equity Incentive Plan, as amended.	10-Q	001-36536	4.2	7/29/2021
4.3#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.	SC TO-I	005-88252	99(d)(3)	10/12/2017
4.4#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	7/18/2014
4.5#	2016 Inducement Equity Incentive Plan.	10-Q	333-211538	4.5	7/29/2021
4.6#	2019 Inducement Equity Incentive Plan.	10-Q	001-36536	4.7	7/29/2021
4.7*	Description of Securities of CareDx, Inc.
10.1#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	6/3/2014
10.2#	Promotion Letter, dated May 21, 2022, by and between the Registrant and Abhishek Jain.	10-Q	001-36536	10.3	8/14/2022
10.3#	Promotion Letter, dated July 12, 2021, between the Registrant and Alex Johnson.	8-K	001-36536	10.1	7/20/2021
10.4#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	6/3/2014
10.5#	Executive Incentive Compensation Plan.	10-K	001-36536	10.19	3/31/2015
10.6#	Outside Director Compensation Policy, last amended December 21, 2023.	8-K	001-36536	10.1	12/22/2023
10.7	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	6/3/2014
10.8+	Second Amendment to Lease, dated January 2, 2020, by and between the Registrant and BMR-Bayshore Boulevard LP (formerly known as BMR-Bayshore Boulevard LLC), for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	10-Q	001-36536	10.1	4/30/2020

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.9+	Third Amendment to Lease, dated June 27, 2022, by and between the Registrant and BMR-Bayshore Boulevard LP.	10-Q	001-36536	10.2	11/3/2022
10.10+	Lease, dated June 14, 2022, by and between the Registrant and HCP Life Science REIT, Inc.	10-Q	001-36536	10.4	8/14/2022
10.11+	Lease, dated February 28, 2022, by and between the Registrant and One Miracle Place, LLC.	10-Q	001-36536	10.1	11/3/2022
10.12†	License and Commercialization Agreement, dated May 4, 2018, between the Registrant and Illumina, Inc.	10-Q/A	001-36536	10.3	10/9/2018
10.13	Sales Agreement, dated April 14, 2022, by and between the Registrant and Jefferies LLC.	8-K	001-36536	1.1	4/15/2022
10.14#+	Separation Agreement, dated September 20, 2023, by and between CareDx, Inc. and Abraham Ronai.	10-Q	001-36536	10.1	11/8/2023
10.15#+	Legal Consulting Agreement, dated September 20, 2023, by and between CareDx, Inc. and Abraham Ronai.	10-Q	001-36536	10.2	11/8/2023
10.16+#*	Consulting Agreement, dated October 30, 2023, by and between CareDx, Inc. and Reginald Seeto, MBBS.
10.17+#*	Separation Agreement, dated November 1, 2023, by and between CareDx, Inc. and Reginald Seeto, MBSS.
10.18+#*	Retention Bonus Letter, dated December 1, 2023, by and between CareDx, Inc. and Alex Johnson.
10.19+#*	Retention Bonus Letter, dated December 1, 2023, by and between CareDx, Inc. and Abhishek Jain.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
97*	CareDx, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL
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

CAREDX, INC.
(Registrant)

Date: February 28, 2024	By:	/s/ ALEXANDER L. JOHNSON
Alexander L. Johnson
President of Patient and Testing Services
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander L. Johnson and Abhishek Jain, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date
/s/ ALEXANDER L. JOHNSON	President of Patient and Testing Services (Principal Executive Officer)	February 28, 2024
Alexander L. Johnson

/s/ ABHISHEK JAIN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
Abhishek Jain

/s/ GEORGE W. BICKERSTAFF, III	Director	February 28, 2024
George W. Bickerstaff, III

/s/ FRED E. COHEN	Director	February 28, 2024
Fred E. Cohen

/s/ GRACE COLÓN	Director	February 28, 2024
Grace Colón

/s/ CHRISTINE M. COURNOYER	Director	February 28, 2024
Christine M. Cournoyer

/s/ MICHAEL D. GOLDBERG	Director	February 28, 2024
Michael D. Goldberg

/s/ WILLIAM HAGSTROM	Director	February 28, 2024
William Hagstrom

/s/ PETER MAAG, PH.D.	Director	February 28, 2024
Peter Maag, Ph.D.

/s/ ARTHUR TORRES	Director	February 28, 2024
Arthur Torres

/s/ HANNAH VALANTINE	Director	February 28, 2024
Hannah Valantine