Form 10-Q
period 2024-03-31
CareDx, Inc.
filed 2024-05-09
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
There were 52,083,792 shares of the registrant’s Common Stock issued and outstanding as of May 7, 2024.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$93,299	$82,197
Marketable securities	122,622	153,221
Accounts receivable	60,149	51,061
Inventory	20,130	19,471
Prepaid and other current assets	6,895	7,763
Total current assets	303,095	313,713
Property and equipment, net	34,411	35,246
Operating leases right-of-use assets	28,591	29,891
Intangible assets, net	43,330	45,701
Goodwill	40,336	40,336
Restricted cash	583	586
Other assets	2,060	1,353
Total assets	$452,406	$466,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,976	$12,872
Accrued compensation	14,565	19,703
Accrued and other liabilities	45,670	45,497
Total current liabilities	70,211	78,072
Deferred tax liability	43	136
Deferred payments for intangible assets	1,348	2,461
Operating lease liability, less current portion	26,893	28,278
Other liabilities	97,686	96,551
Total liabilities	196,181	205,498
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 51,782,612 and 51,503,377 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	49	49
Additional paid-in capital	959,734	946,511
Accumulated other comprehensive loss	(8,108)	(6,963)
Accumulated deficit	(695,450)	(678,269)
Total stockholders’ equity	256,225	261,328
Total liabilities and stockholders’ equity	$452,406	$466,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Testing services revenue	$53,837	$61,784
Product revenue	8,594	6,861
Patient and digital solutions revenue	9,618	8,617
Total revenue	72,049	77,262
Operating expenses:
Cost of testing services	13,632	15,296
Cost of product	5,344	4,066
Cost of patient and digital solutions	6,958	6,604
Research and development	18,711	24,357
Sales and marketing	19,830	23,231
General and administrative	26,911	28,032
Total operating expenses	91,386	101,586
Loss from operations	(19,337)	(24,324)
Other income:
Interest income, net	2,885	2,666
Change in estimated fair value of common stock warrant liability	—	7
Other expense, net	(290)	(1,974)
Total other income	2,595	699
Loss before income taxes	(16,742)	(23,625)
Income tax benefit (expense)	83	(124)
Net loss	$(16,659)	$(23,749)
Net loss per share (Note 3):
Basic	$(0.32)	$(0.44)
Diluted	$(0.32)	$(0.44)
Weighted-average shares used to compute net loss per share:
Basic	51,692,358	53,643,216
Diluted	51,692,358	53,643,216
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,659)	$(23,749)
Other comprehensive (loss) gain:
Foreign currency translation adjustment, net of tax	(1,145)	64
Comprehensive loss	$(17,804)	$(23,685)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	51,503,377	$49	$946,511	$(6,963)	$(678,269)	$261,328
Issuance of common stock under employee stock purchase plan	73,759	—	532	—	—	532
Repurchase and retirement of common stock	(55,500)	—	—	—	(522)	(522)
RSU settlements, net of shares withheld	252,662	—	(668)	—	—	(668)
Issuance of common stock for services	6,813	—	56	—	—	56
Issuance of common stock for cash upon exercise of stock options	1,501	—	8	—	—	8
Employee stock-based compensation expense	—	—	13,295	—	—	13,295
Foreign currency translation adjustment, net of tax	—	—	—	(1,145)	—	(1,145)
Net loss	—	—	—	—	(16,659)	(16,659)
Balance at March 31, 2024	51,782,612	$49	$959,734	$(8,108)	$(695,450)	$256,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
Issuance of common stock under employee stock purchase plan	47,025	—	456	—	—	456
Repurchase and retirement of common stock	(59,472)	—	—	—	(690)	(690)
RSU settlements, net of shares withheld	123,910	—	(785)	—	—	(785)
Issuance of common stock for services	7,649	—	93	—	—	93
Issuance of common stock for cash upon exercise of stock options	820	—	2	—	—	2
Employee stock-based compensation expense	—	—	13,719	—	—	13,719
Foreign currency translation adjustment, net of tax	—	—	—	64	—	64
Net loss	—	—	—	—	(23,749)	(23,749)
Balance at March 31, 2023	53,653,182	$52	$912,291	$(7,439)	$(484,883)	$420,021
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(16,659)	$(23,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,344	13,754
Revaluation of common stock warrant liability to estimated fair value	—	(7)
Depreciation and amortization	3,821	3,427
Asset impairments and write-downs	—	1,000
Amortization of right-of-use assets	1,402	1,337
Unrealized loss on long-term marketable equity securities	—	905
Revaluation of contingent consideration to estimated fair value	319	364
Amortization of premium and accretion of discount on short-term marketable securities, net	1,451	(773)
Changes in operating assets and liabilities:
Accounts receivable	(9,199)	7,664
Inventory	(1,274)	1,217
Prepaid and other assets	108	1,515
Operating leases liabilities, net	(1,372)	(1,333)
Accounts payable	(2,897)	2,590
Accrued compensation	(4,820)	(4,888)
Accrued and other liabilities	557	(2,352)
Change in deferred taxes	(93)	—
Net cash (used in) provided by operating activities	(15,312)	671
Investing activities:
Acquisitions of business, net of cash acquired	—	(4,562)
Purchases of short-term marketable securities	(57,746)	(86,310)
Maturities of short-term marketable securities	86,893	78,972
Purchase of corporate equity securities	—	(100)
Additions of capital expenditures	(1,487)	(2,771)
Net cash provided by (used in) investing activities	27,660	(14,771)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	532	456
Taxes paid related to net share settlement of restricted stock units	(668)	(656)
Proceeds from exercise of stock options	8	2
Payment of contingent consideration	(625)	(250)
Repurchase and retirement of common stock	(522)	(690)
Net cash used in financing activities	(1,275)	(1,138)
Effect of exchange rate changes on cash and cash equivalents	26	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,099	(15,263)
Cash, cash equivalents and restricted cash at beginning of period	82,783	90,443
Cash, cash equivalents and restricted cash at end of period	$93,882	$75,180

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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $695.5 million at March 31, 2024. As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $215.9 million and no debt outstanding.
Shelf Registration Statement
On May 10, 2023, the Company filed a universal shelf registration statement (File No. 333-271814) (the “Registration Statement”), and thereafter filed post-effective amendments thereto and expects to file another post-effective amendment thereto on or about May 9, 2024. Upon its effectiveness, the Company can sell from time to time up to $250.0 million of shares of its common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the Securities and Exchange Commission (the “SEC”) prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby the Company may purchase up to $50 million of shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the three months ended March 31, 2024, the Company purchased an aggregate of 55,500 shares of its common stock, under the Repurchase Program for an aggregate purchase price of $0.5 million. As of March 31, 2024, $21.4 million remained available for future share repurchases under the Repurchase Program.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in the preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended March 31, 2024 and 2023, approximately 33% and 42%, respectively, of total revenue was derived from Medicare.
As of March 31, 2024 and December 31, 2023, approximately 37% and 36%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either March 31, 2024 or December 31, 2023.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of March 31, 2024, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than twelve months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheet.
The Company classifies its short-term marketable securities as held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date. The Company has the positive intent and ability to hold these marketable securities to maturity. Short-term marketable securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net, on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term marketable securities are included in interest income, net. The cost of securities sold is determined using specific identification.
The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other expense, net, on the condensed consolidated statements of operations.
Leases
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
As of March 31, 2024, the Company’s leases had remaining terms of 0.17 years to 8.84 years, some of which include options to extend the lease term.
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

Testing Services Revenue
AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung patient tests are ordered by healthcare providers. The Company receives a test requisition form with payer information along with a collected patient blood sample. The Company considers the patient to be its customer and the test requisition form to be the contract. Testing services are performed in the Company’s laboratory. Testing services represent one performance obligation in a contract and which is satisfied at the point in time when results of the test are provided to the healthcare provider.
The healthcare providers that order the tests and on whose behalf the Company provides testing services are generally not responsible for the payment of these services. The first and second revenue recognition criteria are satisfied when the Company receives a test requisition form with payer information from the healthcare provider. Generally, the Company bills third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart, AlloSure Heart or AlloSure Lung test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer. The Company has used the portfolio approach under ASC Topic 606, Revenue from Contracts with Customers, to identify financial classes of payers. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable. The Company estimates revenue for non-contracted payers and self-payers using transaction prices determined for each financial class of payers using history of reimbursements. This includes analysis of an average reimbursement per test and a percentage of tests reimbursed. These estimates require significant judgment.
The Company monitors revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected or changes made to contracted rates.
In March and May 2023, MolDX issued a new billing article related to the LCD entitled Molecular Testing for Solid Organ Allograft Rejection. The billing article issued in May 2023 (the “Revised Billing Article”) and together with the billing article issued in March 2023 (the “Billing Articles”) impacted Medicare coverage for AlloSure Kidney, AlloSure Heart, AlloMap Heart and AlloSure Lung, and required certain companies, including the Company, to implement new processes to address the requirements related to Medicare claim submissions. Noridian adopted the Revised Billing Article on August 17, 2023, with a retroactive effective date of March 31, 2023.
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
On February 29, 2024, MolDX and Noridian released a revised version of the Revised Billing Article.
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
Effective in Future Periods
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses. All current annual disclosures about a reportable segment’s profit or loss and assets will also be required in interim periods. The new guidance also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments set forth in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. This ASU will be effective for the Company’s annual disclosures in fiscal year 2024 and interim-period disclosures in fiscal year 2025. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 340): Improvements to Income Tax Disclosures, which requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information will also be required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendments set forth in this ASU are effective for annual periods beginning after December 15, 2024 for public entities. This guidance will be effective for the Company’s annual disclosures in fiscal year 2025. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss used to compute basic and diluted net loss per share	$(16,659)	$(23,749)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	51,692,358	53,643,216
Net loss per share:
Basic and diluted	$(0.32)	$(0.44)
The following potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2024 and 2023 because their effect would be antidilutive:

	Three Months Ended March 31,
	2024	2023
Shares of common stock subject to outstanding options	2,974,042	3,248,696
Shares of common stock subject to outstanding common stock warrants	—	3,132
Restricted stock units	7,244,901	4,096,014
Total common stock equivalents	10,218,943	7,347,842
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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$73,155	$—	$—	$73,155
Total	$73,155	$—	$—	$73,155
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$6,050	$6,050
Long-term liabilities:
Contingent consideration	—	—	1,348	1,348
Total	$—	$—	$7,398	$7,398

	December 31, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$60,525	$—	$—	$60,525
Total	$60,525	$—	$—	$60,525
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$5,469	$5,469
Long-term liabilities:
Contingent consideration	—	—	2,461	2,461
Total	$—	$—	$7,930	$7,930
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2023	$7,930
Change in estimated fair value of contingent consideration on business combination	319
Change in estimated fair value of contingent consideration on asset acquisition	(226)
Payments related to contingent consideration	(625)
Balance as of March 31, 2024	$7,398
During March 2023, the Company wrote off $1.0 million of its investment in convertible preferred shares of Cibiltech SAS (“Cibiltech”), which was carried at cost. Cibiltech’s operations have been liquidated. The fair value of this investment was based on Level 3 inputs.
In July 2023, the Company entered into a Securities Holders’ Agreement (the “Agreement”) with a private entity based in France. The private entity was established to continue Cibiltech's activity, which consists of designing, developing, publishing, promoting, distributing, and marketing of software related to predictive solutions, monitoring and/or remote monitoring in the field of human organ allotransplantation, allografting, and chronic organ diseases. The private entity retained all assets of Cibiltech, including its licenses. Pursuant to the Agreement, the Company agreed to invest a certain amount in the private entity, in order to continue the commercialization of the iBox technology. The Company's investment is in the form of ordinary and Class B shares carried at cost. This investment is not considered material to the Company's condensed consolidated financial statements.
In December 2023, Miromatrix was acquired by United Therapeutics Corporation. The Company tendered and sold all of its shares of Miromatrix to United Therapeutics Corporation in the transaction for $2.5 million. The Company recognized a $1.5 million gain from the disposal in Miromatrix and recorded as other income (expense), net at December 31, 2023. There was no outstanding investment with Miromatrix as of March 31, 2024.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At March 31, 2024 and December 31, 2023, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates ranging from 7% and 12% at March 31, 2024 and from 6% and 12% at December 31, 2023. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage results in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$93,299	$74,660
Restricted cash	583	520
Total cash, cash equivalents and restricted cash at the end of the period	$93,882	$75,180
Marketable Securities
All short-term marketable securities were considered held-to-maturity at March 31, 2024. At March 31, 2024, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position. The Company assesses whether the decline in value of short-term marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There was no recognition of any other-than-temporary impairment at March 31, 2024. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than twelve months. Contractual maturities of the short-term marketable securities were within one year or less.
The long-term marketable equity securities were recorded at fair market value with changes in the fair value recognized in earnings at March 31, 2024 and December 31, 2023. The long-term marketable debt securities were considered available-for-sale at March 31, 2024 and December 31, 2023. The contractual maturity of the long-term marketable debt securities are less than three years.
The amortized cost, gross unrealized holding gains and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
U.S. agency securities	$79,603	$640	$80,243
Corporate debt securities	43,019	587	43,606
Total short-term marketable securities	$122,622	$1,227	$123,849

	December 31, 2023
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
U.S. agency securities	$80,468	$2,038	$82,506
Corporate debt securities	72,753	711	73,464
Total short-term marketable securities	$153,221	$2,749	$155,970

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
The pro forma impact of the HLA Data Systems acquisition is not material, and the results of operations of the acquisition has been included in the Company’s condensed consolidated statements of operations from the acquisition date.
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
Combined Consideration Paid
The following table summarizes the consideration paid for HLA Data Systems (final amount) and MediGO (provisional amount) of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date (in thousands):

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
Acquisition costs relating to the asset acquired were $2.6 million, comprised of base consideration of $1.8 million, contingent consideration at fair value of $0.5 million and associated transaction costs of $0.3 million. There was only one asset acquired and the entire cost is assigned to the licensing agreement, which is recorded under Intangible assets, net, in the condensed consolidated balance sheets. The licensing agreement has an indefinite life and is presented in notes to the unaudited condensed consolidated financial statements under the intangible assets with indefinite lives category.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three months ended March 31, 2024. The balance of the Company’s goodwill was $40.3 million as of March 31, 2024 and December 31, 2023.
Intangible Assets
The following table presents details of the Company’s intangible assets as of March 31, 2024 ($ in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(19,158)	$(2,459)	$15,750	7.1
Customer relationships	25,718	(9,518)	(2,213)	13,987	9.0
Commercialization rights	11,579	(4,812)	—	6,767	5.3
Trademarks and tradenames	5,220	(1,809)	(335)	3,076	9.2
Total intangible assets with finite lives	79,884	(35,297)	(5,007)	39,580
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,500	—	—	2,500
Total intangible assets with indefinite lives	3,750	—	—	3,750
Total intangible assets	$83,634	$(35,297)	$(5,007)	$43,330
The following table presents details of the Company’s intangible assets as of December 31, 2023 ($ in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(18,340)	$(2,269)	$16,758	7.2
Customer relationships	25,718	(9,094)	(1,959)	14,665	9.2
Commercialization rights	11,579	(4,496)	—	7,083	5.6
Trademarks and tradenames	5,220	(1,713)	(288)	3,219	9.3
Total intangible assets with finite lives	79,884	(33,643)	(4,516)	41,725
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,726	—	—	2,726
Total intangible assets with indefinite lives	3,976	—	—	3,976
Total intangible assets	$83,860	$(33,643)	$(4,516)	$45,701
Acquisition of Intangible Assets
In January 2023 and July 2023, the Company acquired the intangible assets of HLA Data Systems and MediGO, respectively. The intangible assets are included in Acquired and developed technology, Customer relationships and Trademarks and tradenames as of March 31, 2024 and December 31, 2023.
Amortization of Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the condensed consolidated statements of operations.
The following table summarizes the Company’s amortization expense of intangible assets (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of testing services	$329	$329
Cost of product	420	418
Cost of patient and digital solutions	271	248
Sales and marketing	633	595
Total	$1,653	$1,590
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2024 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2024	$987	$1,237	$578	$1,885	$4,687
2025	1,316	1,649	681	2,513	6,159
2026	1,316	737	681	2,511	5,245
2027	1,316	737	681	2,497	5,231
2028	1,316	737	681	2,497	5,231
Thereafter	1,509	2,540	1,462	7,516	13,027
Total future amortization expense	$7,760	$7,637	$4,764	$19,419	$39,580

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$4,376	$3,658
Work in progress	5,282	5,191
Raw materials	10,472	10,622
Total inventory	$20,130	$19,471
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Clinical studies	$15,133	$15,744
Short-term lease liability	6,054	5,943
Contingent consideration	6,050	5,469
Professional fees	4,390	5,911
Deferred revenue	4,356	4,748
Laboratory processing fees and materials	2,933	2,890
Deferred payments for intangible assets	920	920
Travel and expenses	891	—
Accrued shipping expenses	510	335
Accrued royalty	197	348
License and other collaboration fees	88	250
Capital expenditures	—	151
Other accrued expenses	4,148	2,788
Total accrued and other liabilities	$45,670	$45,497
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
As of March 31, 2024, the carrying value of the ROU asset was $28.6 million. The related current and non-current liabilities as of March 31, 2024 were $6.1 million and $26.9 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,971	$1,983
Total lease cost	$1,971	$1,983

	March 31, 2024	December 31, 2023
Other information:
Weighted-average remaining lease term - Operating leases (in years)	5.21	5.43
Weighted-average discount rate - Operating leases (%)	7.1%	7.1%

Maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2024	$6,065
2025	7,922
2026	7,163
2027	7,274
2028	6,599
Thereafter	4,116
Total lease payments	39,139
Less imputed interest	6,192
Present value of future minimum lease payments	32,947
Less operating lease liability, current portion	6,054
Operating lease liability, long-term portion	$26,893

Effective March 2024, the Company entered into a sublease agreement with a sub-lessee (a third-party) for office space with a six-year term, commencing on May 1, 2024, for a total of $2.6 million base rent for the duration of the contract.
The following table summarizes the supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,361	$1,333
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
In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear this patent infringement suit. As the Review is complete and the Company's petition for review was denied, the Stanford License automatically terminated, and in December 2023, the Company paid Stanford certain past royalties at a reduced rate that were previously suspended within 90 days of the termination. There was no outstanding obligation with Stanford as of March 31, 2024.
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
In addition, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. On December 11, 2023, the Court dismissed the case alleging infringement of Natera's U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera's appeal after Natera failed to file its brief and other required papers. On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. The Company anticipates continued litigation as to whether its current AlloSure process infringes the patent. Natera may also move for injunctive relief. The Company is seeking judicial review of the verdict. The Company intends to contest any potential claims of ongoing infringement and any motion for injunctive relief. Natera is also seeking judicial review of the jury’s finding that CareDx did not infringe Natera's U.S. Patent 10,655,180. The Company intends to defend these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company recognized the damages of $96.3 million as other liabilities on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
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
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action. On February 8, 2024, Christian Jacobsen filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of the Company's Board of Directors (the “Jacobsen Derivative Action”). The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company, violated Section 14(a) of the Exchange Act, are liable for contribution under Sections 10(b) and 21(D) of the Exchange Act, engaged in unjust enrichment, waste of corporate assets, aiding and abetting, insider trading, and misappropriation of information, and/or are liable for indemnification. The suit seeks declaratory relief, disgorgement, and to recover alleged damages sustained by the Company as a result of the alleged violations, along with plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. On March 20, 2024, the court determined that the Jacobsen Derivative Action is related to the consolidated derivative action.
On March 19, 2024, the parties to the Jacobsen Derivative Action and the consolidated derivative action filed a stipulation and proposed order consolidating the Jacobsen Derivative Action with the consolidated derivative action and staying the Jacobsen Derivative action pursuant to the terms of the stay order in the Edelman Derivative Action. On April 23, 2024, the court entered an order consolidating the Jacobsen Derivative Action with the consolidated derivative action. The order provides that all previous orders in the consolidated derivative action shall apply to the Jacobsen Derivative Action.
On March 20, 2024, Edward W. Burns IRA filed a stockholder derivative action complaint in the Court of Chancery of the State of Delaware against us as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of our Board of Directors (the “Burns Derivative Action”). Prior to filing the complaint, the Company produced documents to the plaintiff in response to a books and records inspection demand made pursuant to Section 220 of the Delaware General Corporation Law. The plaintiff purports to incorporate those documents in the complaint. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, unjust enrichment, waste of corporate assets, and aiding and abetting breaches of fiduciary duty. The suit seeks declaratory relief, recovery of alleged damages sustained by the Company as a result of the alleged violations, equitable relief, restitution, and plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. On April 11, 2024, the court entered an order staying the Burns Derivative Action pursuant to a stipulation filed by the parties.

On May 2, 2024, the court in the consolidated derivative action ordered that the stay of the consolidated derivative action will be lifted as of May 16, 2024.
The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there are no guarantees that the Company will prevail.
Insurance Matter
In December 2022, the Company filed a lawsuit against its directors and officers liability insurance carriers in San Mateo County Superior Court. The Company seeks a declaration that costs and fees incurred by the Company in responding to governmental investigatory requests are covered under its policies. The Company also asserts breach of contract against its primary insurer Great American Insurance Company for denying the claim. The policies provide up to $15 million in coverage limits. The Company intends to vigorously pursue its claims, and believes it has good and substantial support for its claims, but there is no guarantee that the Company will prevail in these claims. The parties have completed briefing on the Company’s entitlement to coverage under the policies and are awaiting a decision from the Court.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $1.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
11. WARRANTS
The Company issues common stock warrants in connection with debt or equity financings to lenders, placement agents and investors. Issued warrants are considered standalone financial instruments and the terms of each warrant are analyzed for equity or liability classification in accordance with U.S. GAAP. Warrants that are classified as liabilities usually have various features that would require net-cash settlement by the Company. Warrants that are not liabilities, derivatives and/or meet the exception criteria are classified as equity. Warrants liabilities are remeasured at fair value at each period end with changes in fair value recorded in the condensed consolidated statements of operations until expired or exercised. Warrants that are classified as equity are valued at their relative fair value on the date of issuance, recorded in additional paid-in capital and not remeasured.
As of March 31, 2024 and December 31, 2023, no warrants to purchase common stock were outstanding.

12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan and 2019 Inducement Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2023	869,111	3,055,208	$25.21	5,006,775	$19.02
Additional shares authorized	2,060,135	—	—	—	—
Common stock awards for services	(6,813)	—	—	—	—
RSUs granted	(2,716,211)	—	—	2,716,211	9.36
RSUs vested	—	—	—	(319,737)	27.50
Options granted	—	—	—	—	—
Options exercised	—	(1,501)	5.63	—	—
Repurchase of common stock under employee incentive plans	65,601	—	—	—	—
RSUs forfeited	158,348	—	—	(158,348)	18.56
Options forfeited	13,190	(13,190)	28.32	—	—
Options expired	66,475	(66,475)	30.46	—	—
Balance—March 31, 2024	509,836	2,974,042	$25.08	7,244,901	$15.17
The total intrinsic value of options exercised was less than $0.1 million for each of the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the total intrinsic value of outstanding RSUs was approximately $78.5 million and there were $63.9 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.28 years.
The Company granted performance restricted stock units ("PSUs"), included in RSUs, under the 2014 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 2 years. The number of shares outstanding was 412,843 and 472,116 as of March 31, 2024 and 2023, respectively. The weighted-average remaining recognition period was 0.84 years and 1.74 years for the three months ended March 31, 2024 and 2023, respectively.
Options outstanding that have vested and are expected to vest at March 31, 2024 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,982	$25.24	6.53	$1,483
Expected to vest	921	24.58	8.38	172
Total	2,903			$1,655

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2024 for stock options that were in-the-money.
The total fair value of options that vested during the three months ended March 31, 2024 was $3.7 million. As of March 31, 2024, there were approximately $14.7 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.11 years.
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

During the offering period in 2023 that ended on December 31, 2023, 73,759 shares were purchased pursuant to the ESPP for aggregate proceeds of $0.5 million from the issuance of such shares, which occurred on January 2, 2024.
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Employee stock options
Expected term (in years)	N/A	6.0
Expected volatility	N/A	78.63%
Risk-free interest rate	N/A	3.46%
Expected dividend yield	N/A	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5
Expected volatility	75.91%	77.88%
Risk-free interest rate	5.38%	4.94%
Expected dividend yield	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three months ended March 31, 2024 and 2023, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of testing services	$457	$479
Cost of product	317	360
Cost of patient and digital solutions	372	402
Research and development	1,760	1,962
Sales and marketing	3,044	3,737
General and administrative	7,394	6,814
Total	$13,344	$13,754
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

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax benefit of $0.1 million and an income tax expense of $0.1 million, respectively. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.

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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended March 31,
	2024	2023
Testing services revenue
United States	$53,650	$61,647
Rest of World	187	137
	$53,837	$61,784
Product revenue
United States	$5,276	$3,727
Europe	2,282	2,461
Rest of World	1,036	673
	$8,594	$6,861
Patient and digital solutions revenue
United States	$9,584	$8,506
Europe	27	84
Rest of World	7	27
	$9,618	$8,617

Total United States	$68,510	$73,880
Total Europe	$2,309	$2,545
Total Rest of World	$1,230	$837

Total	$72,049	$77,262
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	March 31, 2024	December 31, 2023
Long-lived assets:
United States	$33,944	$34,714
Europe	416	476
Rest of World	51	56
Total	$34,411	$35,246

15. RESTRUCTURING
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of operations at one of its two locations in Fremantle, Australia. The Company expects to complete the closure of the affected location in June 2024. The Company incurred immaterial restructuring charges for the three months ended March 31, 2024.
In May and December 2023, the Company announced a reduction of its workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs. As a result of this plan, the Company incurred $2.2 million in restructuring charges for the year ended December 31, 2023. The Company did not incur any restructuring charges related to this plan in the three months ended March 31, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2024.
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Overview and Recent Highlights
CareDx, Inc., or collectively, the Company, we, us and our, together with our subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and patient and digital solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients.
Highlights for the Three Months Ended March 31, 2024
•Reported first quarter revenue of $72.0 million.
•Revenue for Testing Services of $53.8 million, an increase of 15% as compared to the fourth quarter 2023.
•Grew testing services patients results for the third consecutive quarter to approximately 42,000, an increase of 6% as compared to the fourth quarter 2023.
•Over 30 oral presentations, posters and two symposia highlighting CareDx's scientific advancements in heart and lung transplantation presented at the International Society for Heart and Lung Transplantation (ISHLT).
•SHORE data presented at ISHLT demonstrated that HeartCare® multimodal testing outperforms donor-derived cell-free DNA (dd-cfDNA) testing alone in identifying allograft rejection.
•Expanded payer coverage by 14 million lives nationwide.
•Reported first quarter revenue of $9.6 million for Patient and Digital Solutions and $8.6 million for Products, representing year-over-year growth of 12% and 25%, respectively.
•Ended the quarter with cash, cash equivalents, and marketable securities of approximately $216 million, with no debt.
Testing Services
We develop and provide diagnostic testing services, including for surveillance, for solid organ transplant recipients, hematopoietic stem cell transplant recipients and recipients of cell therapies.
Kidney
AlloSure Kidney, our transplant surveillance solution, was commercially launched in October 2017 and is our donor-derived cell-free DNA, or dd-cfDNA, offering. In transplantation, there is well-established literature from studies around the world demonstrating the value of dd-cfDNA in the management of solid organ transplantation. AlloSure Kidney is able to discriminate dd-cfDNA from recipient-cell-free DNA targeting polymorphisms in the DNA with an approach specifically designed for transplantation to differentiate dd-cfDNA.
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
On February 29, 2024, MolDX and Noridian released a revised version of the Revised Billing Article.
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
The prospective multicenter trial, or the K-OAR study, completed with over 1,900 patients enrolled, monitors patients with AlloSure Kidney for 3 years with the objective of providing further evidence of clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients. Preliminary results from the K-OAR study were presented at the CareDx Symposium at the American Transplant Congress held in June 2021. Data from the study are being analyzed and data for contemporary control patients are being collected to enable robust final analyses.
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
In 2023, we continued to improve and progress our NGS product lines and software through exclusive and non-exclusive collaborations. Also in 2023, we notified our SSP customers of the future 'end of life' production phase out schedule.
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 75% of our total revenue for the three months ended March 31, 2024 and 80% of our total revenue for the three months ended March 31, 2023. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 12% of our total revenue for the three months ended March 31, 2024 and 9% of our total revenue for the three months ended March 31, 2023. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), MediGO, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 13% of total revenue for the three months ended March 31, 2024 and 11% of our total revenue for the three months ended March 31, 2023.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
(In thousands)

	Three Months Ended March 31,
	2024	2023	Change
Revenue:
Testing services revenue	$53,837	$61,784	$(7,947)
Product revenue	8,594	6,861	1,733
Patient and digital solutions revenue	9,618	8,617	1,001
Total revenue	72,049	77,262	(5,213)
Operating expenses:
Cost of testing services	13,632	15,296	(1,664)
Cost of product	5,344	4,066	1,278
Cost of patient and digital solutions	6,958	6,604	354
Research and development	18,711	24,357	(5,646)
Sales and marketing	19,830	23,231	(3,401)
General and administrative	26,911	28,032	(1,121)
Total operating expenses	91,386	101,586	(10,200)
Loss from operations	(19,337)	(24,324)	4,987
Other income:
Interest income, net	2,885	2,666	219
Change in estimated fair value of common stock warrant liability	—	7	(7)
Other expense, net	(290)	(1,974)	1,684
Total other income	2,595	699	1,896
Loss before income taxes	(16,742)	(23,625)	6,883
Income tax benefit (expense)	83	(124)	207
Net loss	$(16,659)	$(23,749)	$7,090

Testing Services Revenue
Testing services revenue decreased by $7.9 million, or (13)%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is primarily driven by the reduction in the Medicare volume in AlloMap and AlloSure testing services due to the requirements related to Medicare claim submissions in the Billing Article. This decrease was partially offset by an increase in AlloSure Lung Medicare revenue due to reimbursement coverage starting in the third quarter of 2023.
Product Revenue
Product revenue increased by $1.7 million, or 25%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $1.0 million, or 12%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase was mainly driven by revenue generated from the acquired businesses of HLA Data Systems and MediGO.
Cost of Testing Services
Cost of testing services decreased by $1.7 million, or (11)%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is attributed to lower overall volume reduction across AlloMap and AlloSure tests, primarily due to the implementation of the revised billing practices to address the requirements related to Medicare claim submissions outlined in the Billing Articles. The total decrease in the cost of testing services is in line with the reduction in revenue for testing services for the three months ended March 31, 2024 and was also due to lower royalty expense and cost saving measures.

Cost of Product
Cost of product increased by $1.3 million, or 31%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase is primarily due to increased sales of our commercial NGS-based kitted solutions, which was partially offset by certain cost reduction efforts.
Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $0.4 million, or 5%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase is primarily due to an increase in cost of goods from sales in the digital solution business.
Research and Development
Research and development expenses decreased by $5.6 million, or (23)%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in clinical trials expense of $3.2 million, a decrease in personnel-related costs of $0.7 million, a decrease in consulting expense of $0.6 million, a decrease in software cost of $0.4 million, a decrease in reagent and consumables expense of $0.4 million, and a decrease in stock-based compensation expense of $0.2 million.
Sales and Marketing
Sales and marketing expenses decreased by $3.4 million, or (15)%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in personnel-related costs of $2.1 million, a decrease in stock-based compensation expense of $0.7 million, and a decrease in travel expense of $0.5 million.
General and Administrative
General and administrative expenses decreased by $1.1 million, or (4)%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in legal expense of $2.2 million and a decrease in consulting expense of $0.6 million, offset by an increase in personnel-related costs of $0.9 million, and an increase in stock-based compensation expense of $0.6 million.
Interest income, net
Interest income, net increased by $0.2 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase is primarily due to interest income earned on U.S. agency securities and corporate debt securities.
Other expense, net
Other expense, net decreased by $1.7 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to $1.0 million in investment write-off in the three months ended March 31, 2023 and $0.9 million in unrealized loss on the investment in Miromatrix in the three months ended March 31, 2023, offset by an increase in exchange losses and other expenses of $0.3 million.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.2 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase is primarily attributable to a change in mixed profit (loss) across jurisdictions.

Cash Flows for the Three Months Ended March 31, 2024 and 2023
The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,312)	$671
Investing activities	27,660	(14,771)
Financing activities	(1,275)	(1,138)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,099	$(15,263)

Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the three months ended March 31, 2024 was $15.3 million. Net operating assets decreased by $19.0 million. Our noncash items included $13.3 million in stock-based compensation expense, $3.8 million of depreciation and amortization expense, $1.4 million of amortization of right-of-use assets, $0.3 million of revaluation of contingent consideration to estimated fair value, and $1.5 million of amortization of premium on short-term marketable securities, net.
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
Investing Activities
For the three months ended March 31, 2024, net cash provided by investing activities of $27.7 million was primarily related to proceeds from maturities of marketable securities of $86.9 million, offset by purchases of marketable securities of $57.7 million, and $1.5 million related to additions of capital expenditures, net.
For the three months ended March 31, 2023, net cash used in investing activities of $14.8 million was primarily related to the purchases of marketable securities of $86.3 million and $2.8 million related to additions of capital expenditures, net. These payments were offset by maturities of marketable securities of $79.0 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 of $1.3 million was primarily due to taxes paid related to net share settlements of restricted stock units of $0.7 million, repurchase and retirement of common stock of $0.5 million and payments of contingent consideration of $0.6 million. These payments were offset by proceeds from issuances of common stock under our employee stock purchase plan of $0.5 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $695.5 million at March 31, 2024. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $215.9 million and no debt outstanding.
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
Shelf Registration Statement
On May 10, 2023, we filed a universal shelf registration statement (File No. 333-271814), or the Registration Statement, and we thereafter filed post-effective amendments thereto and expect to file another post-effective amendment thereto on or about May 9, 2024. Upon its effectiveness, we can sell from time to time up to $250.0 million of shares of our common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for our own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8,

2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the three months ended March 31, 2024, we purchased an aggregate of 55,500 shares of our common stock, under the Repurchase Program for an aggregate purchase price of $0.5 million. As of March 31, 2024, $21.4 million remained available for future share repurchases under the Repurchase Program.

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
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a LCD first issued by MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841. AlloMap Heart has been a covered service for Medicare beneficiaries since January 2006. The Medicare reimbursement rate for AlloMap Heart is currently $3,240. In October 2020, we received a final MolDX Medicare coverage decision for AlloSure Heart. In November 2020, Noridian issued a parallel coverage policy granting coverage for AlloSure Heart when used in conjunction with AlloMap Heart, which became effective in December 2020. In 2021, Palmetto and Noridian issued coverage policies written by MolDX to replace the former product-specific policies. The foundational LCD is titled “MolDX: Molecular Testing for Solid Organ Allograft Rejection” and the associated LCD numbers are L38568 (MolDX) and L38629 (Noridian).The Medicare reimbursement rate for AlloSure Heart is currently $2,753. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753. Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance, is covered, subject to certain limitations, for Medicare beneficiaries through the same MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
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
On February 29, 2024, MolDX and Noridian released a revised version of the Revised Billing Article.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of March 31, 2024 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 9 of the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and marketable securities of $215.9 million at March 31, 2024, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents and marketable securities of $235.4 million at December 31, 2023, which consisted of bank deposits, money market funds and corporate debt securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.2 million on our unaudited condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at March 31, 2024, would have negatively impacted our financial results for the three months ended March 31, 2024 by $0.4 million and our product revenue by $0.3 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, in light of the material weaknesses identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024, the following material weaknesses were identified as of December 31, 2023:
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
After giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 9, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2024, or the Form 10-K, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended March 31, 2024, our net loss was $16.7 million. As of March 31, 2024, we had an accumulated deficit of $695.5 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the quarter ended March 31, 2024, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 44% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
On February 29, 2024, MolDX and Noridian released a revised version of the Revised Billing Article.
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
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with our patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On September 6, 2022, we withdrew our motion to dismiss. On December 11, 2023, the Court dismissed Natera's U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera's appeal after Natera failed to file its brief and other required papers. On January 26, 2024, following a five-day trial, a jury concluded that we did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. We anticipate continued litigation as to whether our current AlloSure process infringes the patent. Natera may also move for injunctive relief. We are seeking judicial review of the verdict. Natera is also seeking judicial review of the jury’s finding that CareDx did not infringe Natera's U.S. Patent 10,655,180. We intend to contest any potential claims of ongoing infringement and any motion for injunctive relief. We intend to defend these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
Additionally, on February 8, 2024, Christian Jacobsen filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against us as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of our Board of Directors (the “Jacobsen Derivative Action”). The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company, violated Section 14(a) of the Exchange Act, are liable for contribution under Sections 10(b) and 21(D) of the Exchange Act, engaged in unjust enrichment, waste of corporate assets, aiding and abetting, insider trading, and misappropriation of information, and/or are liable for indemnification. The suit seeks declaratory relief, disgorgement, and to recover alleged damages sustained by us as a result of the alleged violations, along with plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. On March 20, 2024, the court determined that the Jacobsen Derivative Action is related to the consolidated derivative action.
On March 19, 2024, the parties to the Jacobsen Derivative Action and the consolidated derivative action filed a stipulation and proposed order consolidating the Jacobsen Derivative Action with the consolidated derivative action and staying the Jacobsen Derivative action pursuant to the terms of the stay order in the Edelman Derivative Action. On April 23, 2024, the court entered an order consolidating the Jacobsen Derivative Action with the consolidated derivative action. The order provides that all previous orders in the consolidated derivative action shall apply to the Jacobsen Derivative Action.
Additionally, on March 20, 2024, Edward W. Burns IRA filed a stockholder derivative action complaint in the Court of Chancery of the State of Delaware against us as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of our Board of Directors (the “Burns Derivative Action”). Prior to filing the complaint, we produced documents to the plaintiff in response to a books and records inspection demand made pursuant to Section 220 of the Delaware General Corporation Law. The plaintiff purports to incorporate those documents in the complaint. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company and engaged in insider trading, unjust enrichment, waste of corporate assets, and aiding and abetting breaches of fiduciary duty. The suit seeks declaratory relief, recovery of alleged damages sustained by us as a result of the alleged violations, equitable relief, restitution, and plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses.
On May 2, 2024, the court in the consolidated derivative action ordered that the stay of the consolidated derivative action will be lifted as of May 16, 2024.
We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the consolidated derivative action, and the Burns Derivative Action, but there is no guarantee that we will prevail.
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
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, donor specific antibodies, complete blood count, lipid profile and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins, and Oncocyte, have commercially available molecular diagnostics tests. Other entrants with kitted products have indicated they are entering the market for post-transplant surveillance, including Thermo Fisher, Devyser, EuroBio, and Oncocyte.
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
We expect the competition for pre-transplant typing and post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing products and services for the transplant market which may directly or indirectly compete with our existing pre- and post-transplant solutions, or our development pipeline. Competition from other companies, especially those with an eye toward transitioning to more automated typing processes, could impact our ability to maintain market share and its current margins. For example, QTYPE competes with other quantitative polymerase chain reaction, or PCR, products including products offered by Thermo Fisher Scientific, Inc., as well as alternatives to PCR such as next generation sequencing, or NGS, typing products.
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
From 2022 to 2023, our revenue declined from $321.8 million to $280.3 million, which represents a decrease of 13%. From the three months ended March 31, 2023 to the three months ended March 31, 2024, our revenue declined from $77.3 million to $72.0 million, which represents a decrease of $5.2 million or (7)%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $215.9 million and an accumulated deficit of $695.5 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
As of March 31, 2024, we had 9 issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between April 2024 and May 2035.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2024 to March 31, 2024, our closing stock price ranged from $7.96 to $12.37 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 60.5% of our common stock as of March 31, 2024. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended March 31, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	28,738	(1)	$10.66	18,000	$21.7	(4)
February 1, 2024 - February 29, 2024	85,738	(2)	8.74	37,000	21.4	(4)
March 1, 2024 - March 31, 2024	6,625	(3)	11.55	500	21.4	(4)
Total	121,101			55,500
(1) Comprised of: (a) 10,738 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $11.28, which represents the average fair market value of common stock on the date of withholding, and (b) 18,000 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $10.28.
(2) Comprised of: (a) 48,738 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $8.86, which represents the average fair market value of common stock on the date of withholding, and (b) 37,000 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $8.58.
(3) Comprised of: (a) 6,125 shares of our common stock withheld from employees for the payment of taxes, for which the average price paid per share with respect to withheld shares was $11.52, which represents the average fair market value of common stock on the date of withholding, and (b) 500 shares of our common stock repurchased pursuant to our stock repurchase program at an average price per repurchased share of $11.99.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

4.2(6)#	2014 Equity Incentive Plan, as amended.

4.3(7)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(8)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(9)#	2016 Inducement Equity Incentive Plan.

4.6(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1 (11)#	Offer Letter, dated March 24, 2024, between CareDx, Inc. and John Hanna

10.2 (12)#	Change of Control and Severance Agreement, dated March 25, 2024, between CareDx, Inc. and John Hanna

10.3 (13)#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated March, 24, 2024, between CareDx, Inc. and John Hanna

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(7)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 15, 2024.

(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on April 15, 2024.
(13)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on April 15, 2024.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
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

CAREDX, INC.
(Registrant)

Date: May 9, 2024	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)