Form 10-Q
period 2024-06-30
CareDx, Inc.
filed 2024-07-31
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
There were 52,740,008 shares of the registrant’s Common Stock issued and outstanding as of July 29, 2024.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$95,782	$82,197
Marketable securities	133,089	153,221
Accounts receivable	66,161	51,061
Inventory	19,234	19,471
Prepaid and other current assets	6,343	7,763
Total current assets	320,609	313,713
Property and equipment, net	34,202	35,246
Operating leases right-of-use assets	27,188	29,891
Intangible assets, net	41,896	45,701
Goodwill	40,336	40,336
Restricted cash	588	586
Other assets	1,958	1,353
Total assets	$466,777	$466,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,874	$12,872
Accrued compensation	25,004	19,703
Accrued and other liabilities	47,453	45,497
Total current liabilities	78,331	78,072
Deferred tax liability	50	136
Deferred payments for intangible assets	1,620	2,461
Operating lease liability, less current portion	25,386	28,278
Other liabilities	96,721	96,551
Total liabilities	202,108	205,498
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 52,617,443 and 51,503,377 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	969,427	946,511
Accumulated other comprehensive loss	(7,964)	(6,963)
Accumulated deficit	(696,844)	(678,269)
Total stockholders’ equity	264,669	261,328
Total liabilities and stockholders’ equity	$466,777	$466,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Testing services revenue	$70,918	$53,414	$124,755	$115,198
Product revenue	10,610	7,876	19,204	14,737
Patient and digital solutions revenue	10,746	9,011	20,364	17,628
Total revenue	92,274	70,301	164,323	147,563
Operating expenses:
Cost of testing services	14,308	15,324	27,940	30,620
Cost of product	6,245	3,926	11,589	7,992
Cost of patient and digital solutions	7,393	6,637	14,351	13,241
Research and development	19,678	20,233	38,389	44,590
Sales and marketing	21,002	21,630	40,832	44,861
General and administrative	27,678	29,327	54,589	57,359
Restructuring costs	68	848	68	848
Total operating expenses	96,372	97,925	187,758	199,511
Loss from operations	(4,098)	(27,624)	(23,435)	(51,948)
Other income:
Interest income, net	2,826	2,871	5,711	5,537
Change in estimated fair value of common stock warrant liability	—	3	—	10
Other expense, net	(100)	(271)	(390)	(2,245)
Total other income	2,726	2,603	5,321	3,302
Loss before income taxes	(1,372)	(25,021)	(18,114)	(48,646)
Income tax (expense) benefit	(22)	68	61	(56)
Net loss	$(1,394)	$(24,953)	$(18,053)	$(48,702)
Net loss per share (Note 3):
Basic	$(0.03)	$(0.46)	$(0.35)	$(0.91)
Diluted	$(0.03)	$(0.46)	$(0.35)	$(0.91)
Weighted-average shares used to compute net loss per share:
Basic	52,195,620	53,846,260	51,943,989	53,745,299
Diluted	52,195,620	53,846,260	51,943,989	53,745,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(1,394)	$(24,953)	$(18,053)	$(48,702)
Other comprehensive gain (loss):
Foreign currency translation adjustment, net of tax	144	(1,011)	(1,001)	(947)
Comprehensive loss	$(1,250)	$(25,964)	$(19,054)	$(49,649)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	51,503,377	$49	$946,511	$(6,963)	$(678,269)	$261,328
Issuance of common stock under employee stock purchase plan	73,759	—	532	—	—	532
Repurchase and retirement of common stock	(55,500)	—	—	—	(522)	(522)
RSU settlements, net of shares withheld	252,662	—	(668)	—	—	(668)
Issuance of common stock for services	6,813	—	56	—	—	56
Issuance of common stock for cash upon exercise of stock options	1,501	—	8	—	—	8
Employee stock-based compensation expense	—	—	13,295	—	—	13,295
Foreign currency translation adjustment, net of tax	—	—	—	(1,145)	—	(1,145)
Net loss	—	—	—	—	(16,659)	(16,659)
Balance at March 31, 2024	51,782,612	49	959,734	(8,108)	(695,450)	256,225
RSU settlements, net of shares withheld	811,360	1	(3,601)	—	—	(3,600)
Issuance of common stock for services	4,935	—	49	—	—	49
Issuance of common stock for cash upon exercise of stock options	18,536	—	123	—	—	123
Employee stock-based compensation expense	—	—	13,122	—	—	13,122
Foreign currency translation adjustment, net of tax	—	—	—	144	—	144
Net loss	—	—	—	—	(1,394)	(1,394)
Balance at June 30, 2024	52,617,443	$50	$969,427	$(7,964)	$(696,844)	$264,669
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
Issuance of common stock under employee stock purchase plan	47,025	—	456	—	—	456
Repurchase and retirement of common stock	(59,472)	—	—	—	(690)	(690)
RSU settlements, net of shares withheld	123,910	—	(785)	—	—	(785)
Issuance of common stock for services	7,649	—	93	—	—	93
Issuance of common stock for cash upon exercise of stock options	820	—	2	—	—	2
Employee stock-based compensation expense	—	—	13,719	—	—	13,719
Foreign currency translation adjustment, net of tax	—	—	—	64	—	64
Net loss	—	—	—	—	(23,749)	(23,749)
Balance at March 31, 2023	53,653,182	52	912,291	(7,439)	(484,883)	420,021
Repurchase and retirement of common stock	(12,000)	—	—	—	(67)	(67)
RSU settlements, net of shares withheld	362,710	—	(1,508)	—	—	(1,508)
Issuance of common stock for services	3,647	—	36	—	—	36
Issuance of common stock for cash upon exercise of stock options	2,930	—	6	—	—	6
Issuance of common stock upon exercise of warrants	3,132	—	26	—	—	26
Employee stock-based compensation expense	—	—	12,663	—	—	12,663
Foreign currency translation adjustment, net of tax	—	—	—	(1,011)	—	(1,011)
Net loss	—	—	—	—	(24,953)	(24,953)
Balance at June 30, 2023	54,013,601	$52	$923,514	$(8,450)	$(509,903)	$405,213
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(18,053)	$(48,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	26,514	26,454
Depreciation and amortization	7,364	7,093
Asset impairments and write-downs	—	1,000
Amortization of right-of-use assets	2,816	2,652
Unrealized loss on long-term marketable equity securities	—	852
Revaluation of contingent consideration to estimated fair value	529	488
Amortization of premium and accretion of discount on short-term marketable securities, net	821	(2,091)
Revaluation of common stock warrant liability to estimated fair value	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(15,207)	15,225
Inventory	(225)	12
Prepaid and other assets	769	2,101
Operating lease liabilities, net	(2,882)	(2,677)
Accounts payable	(6,920)	14
Accrued compensation	5,504	(2,528)
Accrued and other liabilities	2,693	289
Change in deferred taxes	(86)	—
Net cash provided by operating activities	3,637	172
Investing activities:
Acquisitions of business, net of cash acquired	—	(4,562)
Purchases of short-term marketable securities	(93,212)	(135,271)
Maturities of short-term marketable securities	112,523	145,643
Purchase of corporate equity securities	—	(100)
Additions of capital expenditures	(3,277)	(5,133)
Net cash provided by investing activities	16,034	577
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	532	456
Taxes paid related to net share settlement of restricted stock units	(4,266)	(2,164)
Proceeds from exercise of warrants	—	4
Proceeds from exercise of stock options	131	7
Payment of contingent consideration on acquisitions	(2,000)	(250)
Repurchase and retirement of common stock	(522)	(757)
Net cash used in financing activities	(6,125)	(2,704)
Effect of exchange rate changes on cash and cash equivalents	41	(118)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,587	(2,073)
Cash, cash equivalents and restricted cash at beginning of period	82,783	90,443
Cash, cash equivalents and restricted cash at end of period	$96,370	$88,370

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
The Company’s other HLA typing products include: Olerup SSP®, based on the sequence specific primer (“SSP”) technology; and QTYPE®, which uses real-time polymerase chain reaction (“PCR”) methodology.
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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $696.8 million at June 30, 2024. As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $228.9 million and no debt outstanding.
Shelf Registration Statement
On May 10, 2023, the Company filed a universal shelf registration statement (File No. 333-271814) (the “Registration Statement”), and thereafter filed post-effective amendments on May 9, 2024 and May 23, 2024. The Securities and Exchange Commission (“SEC”) declared the Registration Statement effective on May 23, 2024, and as a result, the Company can sell from time to time up to $250.0 million of shares of its common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby the Company may purchase up to $50 million of shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the six months ended June 30, 2024, the Company purchased an aggregate of 55,500 shares of its common stock under the Repurchase Program for an aggregate purchase price of $0.5 million. There were no repurchases during the three months ended June 30, 2024. As of June 30, 2024, $21.4 million remained available for future share repurchases under the Repurchase Program.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended June 30, 2024 and 2023, approximately 42% and 44%, respectively, of total revenue was derived from Medicare. For the six months ended June 30, 2024 and 2023, approximately 38% and 43%, respectively, of total revenue was derived from Medicare.
As of June 30, 2024 and December 31, 2023, approximately 32% and 36%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either June 30, 2024 or December 31, 2023.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of June 30, 2024, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than 12 months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheets.
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
Leases
The Company determines if an arrangement is or contains a lease at contract inception. A right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the condensed consolidated balance sheets at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s facility leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less.
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
As of June 30, 2024, the Company’s leases had remaining terms of 0.25 years to 8.59 years, some of which include options to extend the lease term.
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
The Company monitors revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected or changes made to contracted rates, the Company's discussions with payers, and other pertinent information. In addition, consistent with ASC 606-10-25-1, the Company continues to assess whether it is probable that it will collect substantially all of the consideration to which it will be entitled when determining if a contract with a customer exists.
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
On February 29, 2024, MolDX and Noridian released a revised version of the Revised Billing Article.
During the second quarter of 2024, based upon additional information gained through discussions with payers, the receipt of other information, and increasing cash reimbursements over a sustained period of time, the Company evaluated all relevant facts and circumstances and concluded a contract was established for specific tests in accordance with ASC Topic 606, Revenue from Contracts with Customers. For the three months ended June 30, 2024, the Company recognized $13.2 million in revenue for the tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established.
Product Revenue
Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. The Company generally has a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable in the contract. The products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is primarily derived from a combination of software as a service (“SaaS”) and perpetual software license agreements entered into with various transplant centers, which are the Company’s customers for this class of revenue. The main performance obligations in connection with the Company’s SaaS and perpetual software license agreements are the following: (i) implementation services and delivery of the perpetual software license, which are considered a single performance obligation, and (ii) post contract support. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized over time based on the Company’s satisfaction of each distinct performance obligation in each agreement.
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
Recent Accounting Pronouncements
There were no recently adopted accounting standards which had a material effect on the Company’s condensed consolidated financial statements and accompanying disclosures.
Effective in Future Periods
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses. All current annual disclosures about a reportable segment’s profit or loss and assets will also be required in interim periods. The new guidance also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments set forth in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. This ASU will be effective for the Company’s annual disclosures in fiscal year 2024 and interim-period disclosures in fiscal year 2025. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 340): Improvements to Income Tax Disclosures, which requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information will also be required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendments set forth in this ASU are effective for annual periods beginning after December 15, 2024 for public entities. This guidance will be effective for the Company’s annual disclosures in fiscal year 2025. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss used to compute basic and diluted net loss per share	$(1,394)	$(24,953)	$(18,053)	$(48,702)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	52,195,620	53,846,260	51,943,989	53,745,299
Net loss per share:
Basic and diluted	$(0.03)	$(0.46)	$(0.35)	$(0.91)
The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2024 and 2023 because their effect would be antidilutive:

	Three and Six Months Ended June 30,
	2024	2023
Outstanding common stock options	3,783,013	3,383,661
Outstanding restricted stock units	6,663,430	5,190,029
Total common stock equivalents	10,446,443	8,573,690
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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$60,187	$—	$—	$60,187
Total	$60,187	$—	$—	$60,187
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$4,743	$4,743
Long-term liabilities:
Contingent consideration	—	—	1,620	1,620
Total	$—	$—	$6,363	$6,363

	December 31, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$60,525	$—	$—	$60,525
Total	$60,525	$—	$—	$60,525
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$5,469	$5,469
Long-term liabilities:
Contingent consideration	—	—	2,461	2,461
Total	$—	$—	$7,930	$7,930
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2023	$7,930
Change in estimated fair value of contingent consideration on business combination	529
Change in estimated fair value of contingent consideration on asset acquisition	(96)
Payments related to contingent consideration	(2,000)
Balance as of June 30, 2024	$6,363
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
In December 2023, Miromatrix was acquired by United Therapeutics Corporation. The Company tendered and sold all of its shares of Miromatrix to United Therapeutics Corporation in the transaction for $2.5 million. The Company recognized a $1.5 million gain from the disposal of Miromatrix and recorded as other income (expense), net at December 31, 2023. There was no outstanding investment in Miromatrix as of June 30, 2024.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At June 30, 2024 and December 31, 2023, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates ranging from 7% to 12% at June 30, 2024 and from 6% to 12% at December 31, 2023. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage results in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$95,782	$87,786
Restricted cash	588	584
Total cash, cash equivalents and restricted cash at the end of the period	$96,370	$88,370
Marketable Securities
All short-term marketable securities were considered held-to-maturity at June 30, 2024. At June 30, 2024, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position. The Company assesses whether the decline in value of short-term marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There was no recognition of any other-than-temporary impairment at June 30, 2024. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than 12 months. Contractual maturities of the short-term marketable securities were within one year or less.
The amortized cost, gross unrealized holding gains and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
U.S. agency securities	$90,403	$1,268	$91,671
Corporate debt securities	42,686	365	43,051
Total short-term marketable securities	$133,089	$1,633	$134,722

	December 31, 2023
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
U.S. agency securities	$80,468	$2,038	$82,506
Corporate debt securities	72,753	711	73,464
Total short-term marketable securities	$153,221	$2,749	$155,970
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
Combined Consideration Paid
The following table summarizes the consideration paid for HLA Data Systems (final amount) and MediGO (provisional amount) of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date (in thousands):

Total
Consideration
Cash and contingent considerations	$6,682
Total consideration	$6,682

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$1,413
Identifiable intangible assets	6,120
Current liabilities	(1,060)
Other current liabilities	(810)
Contingent considerations	(1,620)
Other liabilities	(7)
Total identifiable net assets acquired	4,036
Goodwill	2,646
Total consideration	$6,682
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
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and six months ended June 30, 2024 and 2023. The balance of the Company’s goodwill was $40.3 million as of June 30, 2024 and December 31, 2023.
Intangible Assets
The following table presents details of the Company’s intangible assets as of June 30, 2024 ($ in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(19,935)	$(2,444)	$14,988	6.9
Customer relationships	25,718	(9,936)	(2,191)	13,591	8.8
Commercialization rights	11,579	(5,128)	—	6,451	5.1
Trademarks and tradenames	5,220	(1,904)	(331)	2,985	8.9
Total intangible assets with finite lives	79,884	(36,903)	(4,966)	38,015
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,631	—	—	2,631
Total intangible assets with indefinite lives	3,881	—	—	3,881
Total intangible assets	$83,765	$(36,903)	$(4,966)	$41,896
The following table presents details of the Company’s intangible assets as of December 31, 2023 ($ in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(18,340)	$(2,269)	$16,758	7.2
Customer relationships	25,718	(9,094)	(1,959)	14,665	9.2
Commercialization rights	11,579	(4,496)	—	7,083	5.6
Trademarks and tradenames	5,220	(1,713)	(288)	3,219	9.3
Total intangible assets with finite lives	79,884	(33,643)	(4,516)	41,725
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,726	—	—	2,726
Total intangible assets with indefinite lives	3,976	—	—	3,976
Total intangible assets	$83,860	$(33,643)	$(4,516)	$45,701
Acquisition of Intangible Assets
In January 2023 and July 2023, the Company acquired the intangible assets of HLA Data Systems and MediGO, respectively. The Acquired and developed technology, Customer relationships, and Trademarks and tradenames are recorded under Intangible assets, net, in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Amortization of Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the condensed consolidated statements of operations.
The following table summarizes the Company’s amortization expense of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of testing services	$329	$329	$658	$658
Cost of product	411	416	831	834
Cost of patient and digital solutions	238	255	509	503
Sales and marketing	628	606	1,261	1,201
Total	$1,606	$1,606	$3,259	$3,196
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2024 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2024	$658	$828	$340	$1,259	$3,085
2025	1,316	1,656	681	2,517	6,170
2026	1,316	739	681	2,515	5,251
2027	1,316	739	681	2,501	5,237
2028	1,316	739	681	2,501	5,237
Thereafter	1,509	2,543	1,462	7,521	13,035
Total future amortization expense	$7,431	$7,244	$4,526	$18,814	$38,015

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$4,803	$3,658
Work in progress	4,014	5,191
Raw materials	10,417	10,622
Total inventory	$19,234	$19,471
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Clinical studies	$16,766	$15,744
Professional fees	6,091	5,911
Short-term lease liability	6,062	5,943
Deferred revenue	5,852	4,748
Contingent consideration	4,743	5,469
Laboratory processing fees and materials	3,431	2,890
Deferred payments for intangible assets	818	920
Travel and expenses	767	—
Accrued shipping expenses	487	335
Capital expenditures	235	151
Accrued royalty	222	348
License and other collaboration fees	—	250
Other accrued expenses	1,979	2,788
Total accrued and other liabilities	$47,453	$45,497
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
As of June 30, 2024, the carrying value of the ROU asset was $27.2 million. The related current and non-current liabilities as of June 30, 2024 were $6.1 million and $25.4 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
Effective March 2024, the Company entered into a sublease agreement with a sub-lessee (a third-party) for office space with a six-year term, commencing on May 1, 2024, for a total of $2.6 million base rent for the duration of the contract.
The following table summarizes the lease cost for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,965	$1,972	$3,936	$3,955
Total lease cost	$1,965	$1,972	$3,936	$3,955

	June 30, 2024	December 31, 2023
Other information:
Weighted-average remaining lease term - Operating leases (in years)	5.01	5.43
Weighted-average discount rate - Operating leases (%)	7.1%	7.1%
Maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2024	$4,010
2025	7,929
2026	7,164
2027	7,274
2028	6,599
Thereafter	4,115
Total lease payments	37,091
Less imputed interest	5,643
Present value of future minimum lease payments	31,448
Less operating lease liability, current portion	6,062
Operating lease liability, less current portion	$25,386
The following table summarizes the supplemental cash flow information related to leases for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,468	$1,366	$2,829	$2,699
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
In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear this patent infringement suit. As the Review is complete and the Company's petition for review was denied, the Stanford License automatically terminated, and in December 2023, the Company paid Stanford certain past royalties at a reduced rate that were previously suspended within 90 days of the termination. There was no outstanding obligation with Stanford as of June 30, 2024.
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
Natera Inc.
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
In addition, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. On December 11, 2023, the Court dismissed the case alleging infringement of Natera's U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera's appeal after Natera failed to file its brief and other required papers. On May 30, 2024, Natera filed a second notice of appeal of the dismissal of U.S. Patent 10,597,724. On June 19, 2024, the Company moved to dismiss Natera’s appeal.
On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. The Company anticipates continued litigation as to whether its current AlloSure process infringes the patent. Natera has moved for an injunction on the Company’s prior AlloSure process. The Company is opposing the motion. Natera may also move for injunctive relief over the Company’s current AlloSure process if it is found to infringe. The Company is seeking judicial review of the verdict. The Company intends to contest any potential claims of ongoing infringement and any motion for injunctive relief. Natera is also seeking judicial review of the jury’s finding that the Company did not infringe Natera's U.S. Patent 10,655,180. The Company intends to defend these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company recognized the damages of $96.3 million as other liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) requesting that the Company produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to the Company’s kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company’s accounting and public reporting practices. By letter dated September 19, 2023, the Company was notified by the staff of the SEC that the SEC has concluded its investigation as to the Company and does not intend to recommend an enforcement action by the SEC against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.
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
Derivative Actions
On September 21, 2022, Jeffrey Edelman filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of the Company's Board of Directors asserting, among other things, alleged breaches of fiduciary duty against the Individual Defendants based on the factual allegations of the Securities Class Action (the “Edelman Derivative Action”).
On December 8, 2022, the court entered an order staying the Edelman Derivative Action subject to certain terms and conditions.
On February 7, 2023, Jaysen Stevenson filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of the Company’s Board of Directors asserting substantially similar claims (the “Stevenson Derivative Action”).
On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action.
On February 8, 2024, Christian Jacobsen filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against us as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of the Company's Board of Directors asserting substantially similar claims as the prior-filed derivative actions (the “Jacobsen Derivative Action”).
On March 19, 2024, the parties to the Jacobsen Derivative Action and the consolidated Edelman Derivative Action and Stevenson Derivative Action filed a stipulation and proposed order consolidating the Jacobsen Derivative Action with the consolidated Edelman Derivative Action and Stevenson Derivative Action and staying the Jacobsen Derivative Action pursuant to the terms of the stay order in the Edelman Derivative Action. On April 23, 2024, the court entered an order consolidating all three derivative actions (the “Consolidated Derivative Action”). The order provides that all previous orders in the Edelman Derivative Action and the Stevenson Derivative Action shall apply to the Jacobsen Derivative Action.
On May 16, 2024, the court lifted the stay in the Consolidated Derivative Action. Under a scheduling order entered by the court on May 14, 2024, plaintiffs filed an amended complaint in the Consolidated Derivative Action on July 1, 2024. Pursuant to a briefing notice entered by the court on June 17, 2024, defendants’ deadline to file a motion to dismiss is August 30, 2024, plaintiffs’ deadline to file an opposition brief is October 29, 2024, and defendants’ deadline to file a reply brief is December 2, 2024. A motion hearing is scheduled for January 28, 2025.
On March 20, 2024, Edward W. Burns IRA filed a stockholder derivative action complaint in the Court of Chancery of the State of Delaware against the Company as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of the Board of Directors (the “Burns Derivative Action”). Prior to filing the complaint, the Company produced documents to the plaintiff in response to a books and records inspection demand made pursuant to Section 220 of the Delaware General Corporation Law. The plaintiff purports to incorporate those documents in the complaint. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, unjust enrichment, waste of corporate assets, and aiding and abetting breaches of fiduciary duty. The suit seeks declaratory relief, recovery of alleged damages sustained by the Company as a result of the alleged violations, equitable relief, restitution, and plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. On April 11, 2024, the court entered an order staying the Burns Derivative Action pursuant to a stipulation filed by the parties.
On May 30, 2024, the parties to the Burns Derivative Action filed an amended stipulation and proposed order to continue the stay in that action, which was so-ordered by the court on May 31, 2024.
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
On May 17, 2024, the Superior Court entered a decision finding against the Company. The Company is considering its appellate options.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.5 million for each of the three months ended June 30, 2024 and 2023. The Company incurred expenses related to contributions to the 401(k) Plan of $2.1 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, no warrants to purchase common stock were outstanding.
12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan and 2024 Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2023	869,111	3,055,208	$25.21	5,006,775	$19.02
Additional shares authorized	6,748,645	—	—	—	—
Common stock awards for services	(11,748)	—	—	—	—
RSUs granted	(3,360,339)	—	—	3,360,339	9.32
RSUs vested	—	—	—	(1,456,490)	18.14
Options granted	(854,898)	854,898	9.29	—	—
Options exercised	—	(20,037)	6.54	—	—
Repurchase of common stock under employee incentive plans	391,535	—	—	—	—
RSUs forfeited	247,195	—	—	(247,195)	17.32
Options forfeited	21,809	(21,809)	27.94	—	—
Options expired	85,247	(85,247)	30.19	—	—
Balance—June 30, 2024	4,136,557	3,783,013	$21.58	6,663,429	$14.54
The total intrinsic value of options exercised was less than $0.1 million for each of the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024, the total intrinsic value of outstanding RSUs was approximately $106.1 million and there were $57.4 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.33 years.
The Company granted performance restricted stock units ("PSUs"), included in RSUs, under the 2014 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 2 years. The number of shares outstanding was 412,843 and 449,983 as of June 30, 2024 and December 31, 2023, respectively. The weighted-average remaining recognition period was 0.59 years and 1.01 years as of June 30, 2024 and December 31, 2023, respectively.
Options outstanding that have vested and are expected to vest at June 30, 2024 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	2,122	$25.06	6.34	$3,836
Expected to vest	1,474	17.53	8.07	4,376
Total	3,596			$8,212

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at June 30, 2024 for stock options that were in-the-money.
The total fair value of options that vested during the three and six months ended June 30, 2024 was $2.7 million and $6.4 million, respectively. As of June 30, 2024, there were approximately $16.8 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.69 years.
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
During the offering period in 2024 that ended on June 30, 2024, 85,260 shares were purchased pursuant to the ESPP for aggregate proceeds of $0.9 million from the issuance of such shares, which occurred on July 2, 2024.
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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock options
Expected term (in years)	5.8	5.0	5.8	5.6
Expected volatility	76.52%	76.63%	76.52%	77.86%
Risk-free interest rate	4.57%	3.99%	4.57%	3.67%
Expected dividend yield	—%	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	91.99%	93.38%	91.99%	93.38%
Risk-free interest rate	5.24%	5.47%	5.24%	5.47%
Expected dividend yield	—%	—%	—%	—%

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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and six months ended June 30, 2024 and 2023, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of testing services	$357	$492	$814	$971
Cost of product	225	274	542	634
Cost of patient and digital solutions	350	367	722	769
Research and development	1,628	1,704	3,388	3,666
Sales and marketing	2,927	2,779	5,971	6,516
General and administrative	7,683	7,084	15,077	13,898
Total	$13,170	$12,700	$26,514	$26,454
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
For the three and six months ended June 30, 2024, the Company recorded an income tax expense of $22,000 and an income tax benefit of $61,000, respectively. For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $68,000 and an income tax expense of $56,000, respectively. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.

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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue and the region of testing for testing services revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Testing services revenue
United States	$70,699	$53,269	$124,349	$114,916
Rest of World	219	145	406	282
	$70,918	$53,414	$124,755	$115,198
Product revenue
United States	$6,575	$4,320	$11,851	$8,047
Europe	2,822	2,532	5,104	4,993
Rest of World	1,213	1,024	2,249	1,697
	$10,610	$7,876	$19,204	$14,737
Patient and digital solutions revenue
United States	$10,694	$8,889	$20,278	$17,395
Europe	39	121	66	205
Rest of World	13	1	20	28
	$10,746	$9,011	$20,364	$17,628

Total United States	$87,968	$66,478	$156,478	$140,358
Total Europe	$2,861	$2,653	$5,170	$5,198
Total Rest of World	$1,445	$1,170	$2,675	$2,007

Total	$92,274	$70,301	$164,323	$147,563
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2024	December 31, 2023
Long-lived assets:
United States	$33,775	$34,714
Europe	384	476
Rest of World	43	56
Total	$34,202	$35,246

15. RESTRUCTURING
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of operations at one of its two locations in Fremantle, Australia. The affected location was closed as of June 2024. The Company incurred immaterial restructuring charges for the three and six months ended June 30, 2024.
In May and December 2023, the Company announced a reduction of its workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs. The Company incurred $0.8 million in restructuring charges for the three and six months ended June 30, 2023. The Company did not incur any restructuring charges related to this plan in the three and six months ended June 30, 2024.

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
Highlights for the Three Months Ended June 30, 2024
•Reported total revenue of $92.3 million, an increase of 31% year-over-year.
•Grew Testing Services volume to 43,700 tests, an increase of 17% year-over-year.
•Reported GAAP net loss of $1.4 million, a significant improvement from the second quarter 2023.
•Generated $18.9 million cash from operations. Ended the quarter with cash, cash equivalents, and marketable securities of approximately $228.9 million, with no debt.
•In the first half of 2024, expanded coverage by 27 million lives nationwide.
•Published SHORE study data demonstrating that HeartCare® outperforms dd-cfDNA alone in identifying allograft rejection.
•Nature Medicine publication validates CareDx AlloView™ AI-enabled risk prediction model and demonstrates AlloSure® Kidney detects subclinical rejection in stable patients.
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
Since the analytical validation paper in the Journal of Molecular Diagnostics in 2016, there has been an increasing body of evidence supporting the use of AlloSure Kidney dd-cfDNA in the assessment and surveillance of kidney transplants. In June 2024, a publication in the high-impact journal Nature Medicine described the ability of AlloSure to predict rejection in numerous scenarios including subclinical rejection in stable patients. This same publication demonstrated the correlation with severity of rejection and also showed the value of use in surveillance for rejection in patients with multiple AlloSure tests.
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
Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993. In May 2024, the first publication from the SHORE registry appeared in The Journal of Heart and Lung Transplantation, demonstrating the validity and utility of HeartCare to inform on the risk of rejection and reduce the use of invasive biopsies.
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
Testing Services Revenue
Our testing services revenue is primarily derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 77% and 76% of our total revenue for the three and six months ended June 30, 2024, respectively, and 76% and 78% of our total revenue for the three and six months ended June 30, 2023, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is primarily derived from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 11% and 12% of our total revenue for the three and six months ended June 30, 2024, respectively, and 11% and 10% of our total revenue for the three and six months ended June 30, 2023. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable in the contract. The products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is primarily derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), MediGO, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 12% of total revenue for each of the three and six months ended June 30, 2024, and 13% and 12% of our total revenue for the three and six months ended June 30, 2023.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2024, respectively, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
(In thousands)

	Three Months Ended June 30,
	2024	2023	Change
Revenue:
Testing services revenue	$70,918	$53,414	$17,504
Product revenue	10,610	7,876	2,734
Patient and digital solutions revenue	10,746	9,011	1,735
Total revenue	92,274	70,301	21,973
Operating expenses:
Cost of testing services	14,308	15,324	(1,016)
Cost of product	6,245	3,926	2,319
Cost of patient and digital solutions	7,393	6,637	756
Research and development	19,678	20,233	(555)
Sales and marketing	21,002	21,630	(628)
General and administrative	27,678	29,327	(1,649)
Restructuring costs	68	848	(780)
Total operating expenses	96,372	97,925	(1,553)
Loss from operations	(4,098)	(27,624)	23,526
Other income:
Interest income, net	2,826	2,871	(45)
Change in estimated fair value of common stock warrant liability	—	3	(3)
Other expense, net	(100)	(271)	171
Total other income	2,726	2,603	123
Loss before income taxes	(1,372)	(25,021)	23,649
Income tax (expense) benefit	(22)	68	(90)
Net loss	$(1,394)	$(24,953)	$23,559

Testing Services Revenue
Testing services revenue increased by $17.5 million, or 33%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase is primarily driven by testing services volume growth of 17%. The difference between revenue and volume growth is primarily driven by increased collections related to tests performed in prior periods and revenue recognition for specific tests performed in prior periods as per ASC 606.
Product Revenue
Product revenue increased by $2.7 million, or 35%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $1.7 million, or 19%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase was mainly driven by revenue generated from the acquired businesses of HLA Data Systems and MediGO.
Cost of Testing Services
Cost of testing services decreased by $1.0 million, or (7)%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily driven by efficiency measures to lower laboratory expenses.
Cost of Product
Cost of product increased by $2.3 million, or 59%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to increased sales of our commercial NGS-based kitted solutions.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $0.8 million, or 11%, for the three months ended June 30, 2024, compared to the same period in 2023. The increase is primarily associated with the revenue growth in the patient and digital solution business.
Research and Development
Research and development expenses decreased by $0.6 million, or (3)%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in equipment maintenance expenses of $0.3 million and software costs of $0.2 million.
Sales and Marketing
Sales and marketing expenses decreased by $0.6 million, or (3)%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in marketing and tradeshow expenses.
General and Administrative
General and administrative expenses decreased by $1.6 million, or (6)%, for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in legal expenses of $5.8 million and a decrease in consulting expenses of $0.2 million, offset by an increase in personnel-related costs of $4.1 million and an increase in stock-based compensation expense of $0.6 million.
Restructuring costs
The restructuring costs decreased by $0.8 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is due to the $0.8 million restructuring charges during the three months ended June 30, 2023, which related to employee severance pay and related costs.
Other expense, net
Other expense, net decreased by $0.2 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily due to a reduction of foreign exchange loss of $0.2 million.

Comparison of the Six Months Ended June 30, 2024 and 2023
(In thousands)

	Six Months Ended June 30,
	2024	2023	Change
Revenue:
Testing services revenue	$124,755	$115,198	$9,557
Product revenue	19,204	14,737	4,467
Patient and digital solutions revenue	20,364	17,628	2,736
Total revenue	164,323	147,563	16,760
Operating expenses:
Cost of testing services	27,940	30,620	(2,680)
Cost of product	11,589	7,992	3,597
Cost of patient and digital solutions	14,351	13,241	1,110
Research and development	38,389	44,590	(6,201)
Sales and marketing	40,832	44,861	(4,029)
General and administrative	54,589	57,359	(2,770)
Restructuring costs	68	848	(780)
Total operating expenses	187,758	199,511	(11,753)
Loss from operations	(23,435)	(51,948)	28,513
Other income:
Interest income, net	5,711	5,537	174
Change in estimated fair value of common stock warrant liability	—	10	(10)
Other expense, net	(390)	(2,245)	1,855
Total other income	5,321	3,302	2,019
Loss before income taxes	(18,114)	(48,646)	30,532
Income tax benefit (expense)	61	(56)	117
Net loss	$(18,053)	$(48,702)	$30,649
Testing Services Revenue
Testing services revenue increased by $9.6 million, or 8%, for the six months ended June 30, 2024, compared to the same period in 2023. Revenue increase is primarily driven by increased collections related to tests performed in prior periods and revenue recognition for specific tests performed in prior periods as per ASC 606.
Product Revenue
Product revenue increased by $4.5 million, or 30%, for the six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $2.7 million, or 16%, for the six months ended June 30, 2024, compared to the same period in 2023. The increase was mainly driven by revenue generated from the acquired businesses of HLA Data Systems and MediGO.
Cost of Testing Services
Cost of testing services decreased by $2.7 million, or (9)%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily driven by efficiency measures to lower laboratory expenses.
Cost of Product
Cost of product increased by $3.6 million, or 45%, for the six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to increased sales of our commercial NGS-based kitted solutions.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $1.1 million, or 8%, for the six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily associated with the revenue growth in the patient and digital solution business.
Research and Development
Research and development expenses decreased by $6.2 million, or (14)%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in clinical trials expenses of $2.9 million, a decrease in personnel-related costs of $1.9 million, a decrease in consulting expenses of $0.8 million and a decrease in software costs of $0.6 million.
Sales and Marketing
Sales and marketing expenses decreased by $4.0 million, or (9)%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in personnel-related costs of $1.7 million, a decrease in stock-based compensation expense of $0.5 million, a decrease in marketing and tradeshow expenses of $1.0 million and a decrease in sponsorship expenses of $0.8 million.
General and Administrative
General and administrative expenses decreased by $2.8 million, or (5)%, for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in legal expenses of $8.0 million, a decrease in consulting expenses of $0.8 million and a decrease in office and corporate related expenses of $1.0 million, offset by an increase in personnel-related costs of $4.9 million, an increase in software expenses of $0.9 million and an increase in stock-based compensation expense of $1.2 million.
Restructuring costs
The restructuring costs decreased by $0.8 million for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is due to the $0.8 million restructuring charges during the six months ended June 30, 2023, which related to employee severance pay and related costs.
Interest income, net
Interest income, net increased by $0.2 million for the six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to interest income earned on U.S. agency securities and corporate debt securities.
Other expense, net
Other expense, net decreased by $1.9 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to $1.0 million in investment write-off and $0.9 million in unrealized loss on the investment in Miromatrix in the six months ended June 30, 2023.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.1 million for the six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily attributable to a change in mixed profit (loss) across jurisdictions.

Cash Flows for the Six Months Ended June 30, 2024 and 2023
The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,637	$172
Investing activities	16,034	577
Financing activities	(6,125)	(2,704)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(118)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,587	$(2,073)

Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the six months ended June 30, 2024 was $3.6 million. Net operating assets decreased by $16.4 million. Our noncash items included $26.5 million in stock-based compensation expense, $7.4 million of depreciation and amortization expense, $2.8 million of amortization of right-of-use assets, $0.5 million of revaluation of contingent consideration to estimated fair value, and $0.8 million of amortization of premium on short-term marketable securities, net.
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
Investing Activities
For the six months ended June 30, 2024, net cash provided by investing activities of $16.0 million was primarily related to proceeds from maturities of marketable securities of $112.5 million, offset by purchases of marketable securities of $93.2 million, and $3.3 million related to additions of capital expenditures, net.
For the six months ended June 30, 2023, net cash provided by investing activities of $0.6 million was primarily related to maturities of marketable securities of $145.6 million, offset by the purchases of marketable securities of $135.3 million, $5.1 million related to additions of capital expenditures, net and $4.6 million acquisition of business, net of cash acquired.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 of $6.1 million was primarily due to taxes paid related to net share settlements of restricted stock units of $4.3 million, repurchase and retirement of common stock of $0.5 million and payments of contingent consideration of $2.0 million. These payments were offset by proceeds from issuances of common stock under our employee stock purchase plan of $0.5 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $696.8 million at June 30, 2024. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $228.9 million and no debt outstanding.
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
Shelf Registration Statement
On May 10, 2023, we filed a universal shelf registration statement (File No. 333-271814), or the Registration Statement, and we thereafter filed post-effective amendments on May 9, 2024 and May 23, 2024. The SEC declared the Registration Statement effective on May 23, 2024, and as a result, we can sell from time to time up to $250.0 million of shares of our common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for our own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering.
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8,

2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the six months ended June 30, 2024, we purchased an aggregate of 55,500 shares of our common stock, under the Repurchase Program for an aggregate purchase price of $0.5 million. There were no repurchases during the three months ended June 30, 2024. As of June 30, 2024, $21.4 million remained available for future share repurchases under the Repurchase Program.

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
Reimbursement for HeartCare
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of June 30, 2024 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 9 of the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and marketable securities of $228.9 million at June 30, 2024, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents and marketable securities of $235.4 million at December 31, 2023, which consisted of bank deposits, money market funds and corporate debt securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.3 million on our unaudited condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at June 30, 2024, would have negatively impacted our financial results for the six months ended June 30, 2024 by $0.8 million and our product revenue by $0.7 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, in light of the material weaknesses identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
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
Management is taking steps to enhance our internal control over financial reporting and remediate the material weaknesses identified during the year ended December 31, 2023. To assess our remediation progress, during the second quarter of 2024, we began the implementation and testing of our existing and redesigned processes. These controls will not be deemed effective until they are performed for a sufficient period and we test and conclude that the controls are operating effectively during the year. We believe the measures described above will remediate the material weaknesses identified during the year ending December 31, 2024. We cannot, however, provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective because of these efforts. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our control environment. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended June 30, 2024, our net loss was $1.4 million. As of June 30, 2024, we had an accumulated deficit of $696.8 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the quarter ended June 30, 2024, revenue from Medicare for AlloMap Heart, AlloSure Kidney and AlloSure Heart represented 54% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The trial concluded on March 14, 2022, with the jury finding that Natera violated the

Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding us $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. Both parties have appealed and briefing is now complete. Our appeal may be unsuccessful or, if it is successful and the damages are upheld, we may be unable to collect any monetary damages. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising.
On July 19, 2022, the United States Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing our patent infringement suit against Natera. In May 2023, we submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear our suit.
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with our patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that we have infringed Natera’s patents, an order preliminarily and permanently enjoining us from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On September 6, 2022, we withdrew our motion to dismiss. On December 11, 2023, the Court dismissed Natera's U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera's appeal after Natera failed to file its brief and other required papers. On May 30, 2024, Natera filed a second notice of appeal of the dismissal of U.S. Patent 10,597,724. On June 19, 2024, we moved to dismiss Natera’s appeal.
On January 26, 2024, following a five-day trial, a jury concluded that we did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. We anticipate continued litigation as to whether our current AlloSure process infringes the patent. Natera has moved for an injunction on our prior AlloSure process. We are opposing the motion. Natera may also move for injunctive relief over our current AlloSure process if it is found to infringe. We are seeking judicial review of the verdict. Natera is also seeking judicial review of the jury’s finding that we did not infringe Natera's U.S. Patent 10,655,180. We intend to contest any potential claims of ongoing infringement and any motion for injunctive relief. We intend to defend these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
On September 21, 2022, Jeffrey Edelman filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Edelman Derivative Action, against us as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of our Board of Directors asserting, among other things, alleged breaches of fiduciary duty against the Individual Defendants based on the factual allegations of the Securities Class Action. On December 8, 2022, the court entered an order staying the Edelman Derivative Action subject to certain terms and conditions.
In addition, on February 7, 2023, Jaysen Stevenson filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Stevenson Derivative Action, against us as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of our Board of Directors asserting substantially similar claims. On March 9, 2023, the court consolidated the Edelman Derivative Action and the Stevenson Derivative Action and stayed both actions pursuant to the terms of the stay order in the Edelman Derivative Action.
On February 8, 2024, Christian Jacobsen filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California, or the Jacobsen Derivative Action, against us as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of our Board of Directors asserting substantially similar claims as the prior-filed derivative actions.
On March 19, 2024, the parties to the Jacobsen Derivative Action and the consolidated Edelman Derivative Action and Stevenson Derivative Action filed a stipulation and proposed order consolidating the Jacobsen Derivative Action with the consolidated Edelman Derivative Action and Stevenson Derivative Action and staying the Jacobsen Derivative Action pursuant to the terms of the stay order in the Edelman Derivative Action. On April 23, 2024, the court entered an order consolidating all three derivative actions, or the Consolidated Derivative Action. The order provides that all previous orders in the Edelman Derivative Action and the Stevenson Derivative Action shall apply to the Jacobsen Derivative Action.
On May 16, 2024, the court lifted the stay in the Consolidated Derivative Action. Under a scheduling order entered by the court on May 14, 2024, plaintiffs filed an amended complaint in the Consolidated Derivative Action on July 1, 2024. Pursuant to a briefing notice entered by the court on June 17, 2024, defendants’ deadline to file a motion to dismiss is August 30, 2024, plaintiffs’ deadline to file an opposition brief is October 29, 2024, and defendants’ deadline to file a reply brief is December 2, 2024. A motion hearing is scheduled for January 28, 2025.
On March 20, 2024, Edward W. Burns IRA filed a stockholder derivative action complaint in the Court of Chancery of the State of Delaware, or the Burns Derivative Action, against us as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of our Board of Directors. Prior to filing the complaint, we produced documents to the plaintiff in response to a books and records inspection demand made pursuant to Section 220 of the Delaware General Corporation Law. The plaintiff purports to incorporate those documents in the complaint. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of our Company and engaged in insider trading, unjust enrichment, waste of corporate assets, and aiding and abetting breaches of fiduciary duty. The suit seeks declaratory relief, recovery of alleged damages sustained by us as a result of the alleged violations, equitable relief, restitution, and plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses.
On May 30, 2024 the parties to the Burns Derivative Action filed an amended stipulation and proposed order to continue the stay in that action, which was so-ordered by the court on May 31, 2024.
We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail. We have not recorded any liabilities for this suit.
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
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, donor specific antibodies, complete blood count, lipid profile and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins, and Oncocyte, have commercially available molecular diagnostics tests. Other entrants with kitted products have indicated they are entering the market for post-transplant surveillance, including Thermo Fisher, Devyser, Bio-Rad, EuroBio, and Oncocyte.

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
From 2022 to 2023, our revenue declined from $321.8 million to $280.3 million, which represents a decrease of 13%. From the three months ended June 30, 2023 to the three months ended June 30, 2024, our revenue grew from $70.3 million to $92.3 million, which represents an increase of $22.0 million or 31%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $228.9 million and an accumulated deficit of $696.8 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
As of June 30, 2024, we had 9 issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between April 2024 and May 2035.

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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2024 to June 28, 2024, our closing stock price ranged from $7.56 to $16.15 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 60.0% of our common stock as of June 30, 2024. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended June 30, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	148,472	(1)	$9.45	—	$21.4	(2)
May 1, 2024 - May 31, 2024	77,077	(1)	9.98	—	21.4	(2)
June 1, 2024 - June 30, 2024	100,385	(1)	14.74	—	21.4	(2)
Total	325,934			—
(1) Represents shares of our common stock withheld from employees for the payment of taxes.
(2) On December 3, 2022, our board of directors approved our stock repurchase program, authorizing us to purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our board of directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

4.2(6)#	2014 Equity Incentive Plan, as amended.

4.3(7)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(8)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(9)#	2016 Inducement Equity Incentive Plan.

4.6(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1 (11)#	CareDx, Inc. 2024 Equity Incentive Plan

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(7)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 18, 2024.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

**	Furnished herewith.
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

CAREDX, INC.
(Registrant)

Date: July 31, 2024	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)