Form 10-Q
period 2024-09-30
CareDx, Inc.
filed 2024-11-04
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
There were 53,633,871 shares of the registrant’s Common Stock issued and outstanding as of October 31, 2024.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$95,400	$82,197
Marketable securities	145,453	153,221
Accounts receivable	66,627	51,061
Inventory	19,263	19,471
Prepaid and other current assets	7,344	7,763
Total current assets	334,087	313,713
Property and equipment, net	34,015	35,246
Operating leases right-of-use assets	25,823	29,891
Intangible assets, net	40,361	45,701
Goodwill	40,336	40,336
Restricted cash	592	586
Other assets	1,771	1,353
Total assets	$476,985	$466,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,239	$12,872
Accrued compensation	29,915	19,703
Accrued and other liabilities	45,286	45,497
Total current liabilities	81,440	78,072
Deferred tax liability	202	136
Deferred payments for intangible assets	1,310	2,461
Operating lease liability, less current portion	23,841	28,278
Other liabilities	96,946	96,551
Total liabilities	203,739	205,498
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 53,106,871 and 51,503,377 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	984,627	946,511
Accumulated other comprehensive loss	(7,179)	(6,963)
Accumulated deficit	(704,252)	(678,269)
Total stockholders’ equity	273,246	261,328
Total liabilities and stockholders’ equity	$476,985	$466,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Testing services revenue	$60,807	$47,784	$185,562	$162,982
Product revenue	10,212	9,536	29,416	24,273
Patient and digital solutions revenue	11,864	9,872	32,228	27,500
Total revenue	82,883	67,192	247,206	214,755
Operating expenses:
Cost of testing services	13,447	13,217	41,387	43,837
Cost of product	6,212	4,750	17,801	12,742
Cost of patient and digital solutions	7,913	6,566	22,264	19,807
Research and development	17,486	19,000	55,875	63,590
Sales and marketing	19,802	18,474	60,634	63,335
General and administrative	28,515	33,968	83,104	91,327
Restructuring costs	—	—	68	848
Total operating expenses	93,375	95,975	281,133	295,486
Loss from operations	(10,492)	(28,783)	(33,927)	(80,731)
Other income:
Interest income, net	3,001	3,171	8,712	8,708
Change in estimated fair value of common stock warrant liability	—	—	—	10
Other income (expense), net	283	2,047	(107)	(198)
Total other income	3,284	5,218	8,605	8,520
Loss before income taxes	(7,208)	(23,565)	(25,322)	(72,211)
Income tax (expense) benefit	(200)	80	(139)	24
Net loss	$(7,408)	$(23,485)	$(25,461)	$(72,187)
Net loss per share (Note 3):
Basic	$(0.14)	$(0.43)	$(0.49)	$(1.34)
Diluted	$(0.14)	$(0.43)	$(0.49)	$(1.34)
Weighted-average shares used to compute net loss per share:
Basic	52,903,338	54,178,759	52,266,106	53,891,374
Diluted	52,903,338	54,178,759	52,266,106	53,891,374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(7,408)	$(23,485)	$(25,461)	$(72,187)
Other comprehensive gain (loss):
Foreign currency translation adjustment, net of tax	785	(220)	(216)	(1,167)
Comprehensive loss	$(6,623)	$(23,705)	$(25,677)	$(73,354)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	51,503,377	$49	$946,511	$(6,963)	$(678,269)	$261,328
Issuance of common stock under employee stock purchase plan	73,759	—	532	—	—	532
Repurchase and retirement of common stock	(55,500)	—	—	—	(522)	(522)
RSU settlements, net of shares withheld	252,662	—	(668)	—	—	(668)
Issuance of common stock for services	6,813	—	56	—	—	56
Issuance of common stock for cash upon exercise of stock options	1,501	—	8	—	—	8
Employee stock-based compensation expense	—	—	13,295	—	—	13,295
Foreign currency translation adjustment, net of tax	—	—	—	(1,145)	—	(1,145)
Net loss	—	—	—	—	(16,659)	(16,659)
Balance at March 31, 2024	51,782,612	49	959,734	(8,108)	(695,450)	256,225
RSU settlements, net of shares withheld	811,360	1	(3,601)	—	—	(3,600)
Issuance of common stock for services	4,935	—	49	—	—	49
Issuance of common stock for cash upon exercise of stock options	18,536	—	123	—	—	123
Employee stock-based compensation expense	—	—	13,122	—	—	13,122
Foreign currency translation adjustment, net of tax	—	—	—	144	—	144
Net loss	—	—	—	—	(1,394)	(1,394)
Balance at June 30, 2024	52,617,443	50	969,427	(7,964)	(696,844)	264,669
Issuance of common stock under employee stock purchase plan	85,260	—	865	—	—	865
RSU settlements, net of shares withheld	208,508	—	(2,577)	—	—	(2,577)
Issuance of common stock for services	3,997	—	48	—	—	48
Issuance of common stock for cash upon exercise of stock options	191,663	—	3,191	—	—	3,191
Employee stock-based compensation expense	—	—	13,673	—	—	13,673
Foreign currency translation adjustment, net of tax	—	—	—	785	—	785
Net loss	—	—	—	—	(7,408)	(7,408)
Balance at September 30, 2024	53,106,871	$50	$984,627	$(7,179)	$(704,252)	$273,246
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
Issuance of common stock under employee stock purchase plan	47,025	—	456	—	—	456
Repurchase and retirement of common stock	(59,472)	—	—	—	(690)	(690)
RSU settlements, net of shares withheld	123,910	—	(785)	—	—	(785)
Issuance of common stock for services	7,649	—	93	—	—	93
Issuance of common stock for cash upon exercise of stock options	820	—	2	—	—	2
Employee stock-based compensation expense	—	—	13,719	—	—	13,719
Foreign currency translation adjustment, net of tax	—	—	—	64	—	64
Net loss	—	—	—	—	(23,749)	(23,749)
Balance at March 31, 2023	53,653,182	52	912,291	(7,439)	(484,883)	420,021
Repurchase and retirement of common stock	(12,000)	—	—	—	(67)	(67)
RSU settlements, net of shares withheld	362,710	—	(1,508)	—	—	(1,508)
Issuance of common stock for services	3,647	—	36	—	—	36
Issuance of common stock for cash upon exercise of stock options	2,930	—	6	—	—	6
Issuance of common stock upon exercise of warrants	3,132	—	26	—	—	26
Employee stock-based compensation expense	—	—	12,663	—	—	12,663
Foreign currency translation adjustment, net of tax	—	—	—	(1,011)	—	(1,011)
Net loss	—	—	—	—	(24,953)	(24,953)
Balance at June 30, 2023	54,013,601	52	923,514	(8,450)	(509,903)	405,213
Issuance of common stock under employee stock purchase plan	143,816	—	1,039	—	—	1,039
Repurchase and retirement of common stock	(92,766)	—	—	—	(814)	(814)
RSU settlements, net of shares withheld	64,879	—	(355)	—	—	(355)
Issuance of common stock for services	4,513	—	37	—	—	37
Issuance of common stock for cash upon exercise of stock options	19,453	—	99	—	—	99
Employee stock-based compensation expense	—	—	12,620	—	—	12,620
Foreign currency translation adjustment, net of tax	—	—	—	(220)	—	(220)
Net loss	—	—	—	—	(23,485)	(23,485)
Balance at September 30, 2023	54,153,496	$52	$936,954	$(8,670)	$(534,202)	$394,134
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(25,461)	$(72,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	40,208	39,125
Depreciation and amortization	10,833	10,755
Asset impairments and write-downs	—	1,000
Amortization of right-of-use assets	4,236	4,020
Unrealized loss on long-term marketable equity securities	—	1,185
Revaluation of contingent consideration to estimated fair value	761	1,731
Loss on disposal of asset	—	37
Gain on settlement of obligation and recovery of written-off investment	—	(2,109)
Amortization of premium and accretion of discount on short-term marketable securities, net	1,177	(3,410)
Revaluation of common stock warrant liability to estimated fair value	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(15,550)	15,351
Inventory	294	758
Prepaid and other assets	(315)	2,542
Operating lease liabilities, net	(4,425)	(4,088)
Accounts payable	(6,699)	(990)
Accrued compensation	10,239	(336)
Accrued and other liabilities	804	(3,462)
Change in deferred taxes	57	81
Net cash provided by (used in) operating activities	16,159	(10,007)
Investing activities:
Acquisitions of business, net of cash acquired	—	(6,682)
Acquisitions of intangible assets	—	(896)
Purchases of short-term marketable securities	(143,185)	(192,131)
Maturities of short-term marketable securities	149,775	206,503
Purchase of corporate equity securities	—	(965)
Additions of capital expenditures	(4,962)	(6,750)
Net cash provided by (used in) investing activities	1,628	(921)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	1,397	1,495
Taxes paid related to net share settlement of restricted stock units	(6,525)	(2,514)
Proceeds from exercise of warrants	—	4
Proceeds from exercise of stock options	3,322	107
Payment of contingent consideration on acquisitions	(2,375)	(250)
Repurchase and retirement of common stock	(522)	(1,571)
Net cash used in financing activities	(4,703)	(2,729)
Effect of exchange rate changes on cash and cash equivalents	125	(224)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,209	(13,881)
Cash, cash equivalents and restricted cash at beginning of period	82,783	90,443
Cash, cash equivalents and restricted cash at end of period	$95,992	$76,562

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
In May 2021 and March 2023, the Company purchased a minority investment of common stock in the biotechnology company Miromatrix Medical, Inc. (“Miromatrix”) for an aggregate amount of $5.1 million, and the investment was marked to market. Miromatrix works to eliminate the need for an organ transplant waiting list through the development of implantable engineered biological organs. In December 2023, Miromatrix was acquired by United Therapeutics Corporation.
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
Liquidity and Capital Resources
The Company has incurred significant losses and negative cash flows from operations since its inception and had an accumulated deficit of $704.3 million at September 30, 2024. As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $240.9 million and no debt outstanding.
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
Stock Repurchase Program
On December 3, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby the Company may purchase up to $50 million of shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of the Company’s Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the nine months ended September 30, 2024, the Company purchased an aggregate of 55,500 shares of its common stock under the Repurchase Program for an aggregate purchase price of $0.5 million. There were no repurchases during the three months ended September 30, 2024. As of September 30, 2024, $21.4 million remained available for future share repurchases under the Repurchase Program.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2024 and 2023, approximately 37% and 36%, respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2024 and 2023, approximately 38% and 41%, respectively, of total revenue was derived from Medicare.
As of September 30, 2024 and December 31, 2023, approximately 27% and 36%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either September 30, 2024 or December 31, 2023.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of September 30, 2024, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than 12 months at the time of purchase, which were classified as current assets on the condensed consolidated balance sheets.
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
The Company records its long-term marketable equity securities at fair market value. Unrealized gains and losses from the remeasurement of the long-term marketable equity securities to fair value are included in other income (expense), net, on the condensed consolidated statements of operations.
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
As of September 30, 2024, the Company’s leases had remaining terms of 0.58 years to 8.34 years, some of which include options to extend the lease term.
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
The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss used to compute basic and diluted net loss per share	$(7,408)	$(23,485)	$(25,461)	$(72,187)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	52,903,338	54,178,759	52,266,106	53,891,374
Net loss per share:
Basic and diluted	$(0.14)	$(0.43)	$(0.49)	$(1.34)
The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2024 and 2023 because their effect would be antidilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Outstanding common stock options	3,741,694	3,167,977
Outstanding restricted stock units	6,418,992	4,977,616
Total common stock equivalents	10,160,686	8,145,593
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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$50,366	$—	$—	$50,366
Total	$50,366	$—	$—	$50,366
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$4,537	$4,537
Long-term liabilities:
Contingent consideration	—	—	1,310	1,310
Total	$—	$—	$5,847	$5,847

	December 31, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$60,525	$—	$—	$60,525
Total	$60,525	$—	$—	$60,525
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$5,469	$5,469
Long-term liabilities:
Contingent consideration	—	—	2,461	2,461
Total	$—	$—	$7,930	$7,930
The following table presents the issuances, exercises, changes in fair value and reclassifications of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2023	$7,930
Change in estimated fair value of contingent consideration on business combination	761
Change in estimated fair value of contingent consideration on asset acquisition	(469)
Payments related to contingent consideration	(2,375)
Balance as of September 30, 2024	$5,847

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
In December 2023, Miromatrix was acquired by United Therapeutics Corporation. The Company tendered and sold all of its shares of Miromatrix to United Therapeutics Corporation in the transaction for $2.5 million. The Company recognized a $1.5 million gain from the disposal of Miromatrix and recorded it as other income (expense), net at December 31, 2023. There was no outstanding investment in Miromatrix as of September 30, 2024.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At September 30, 2024 and December 31, 2023, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates ranging from 6% to 12% at September 30, 2024 and December 31, 2023. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage results in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$95,400	$75,980
Restricted cash	592	582
Total cash, cash equivalents and restricted cash at the end of the period	$95,992	$76,562
Marketable Securities
All short-term marketable securities were considered held-to-maturity at September 30, 2024. At September 30, 2024, some of the Company’s short-term marketable securities were in an unrealized loss position. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position. The Company assesses whether the decline in value of short-term marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There was no recognition of any other-than-temporary impairment at September 30, 2024. All short-term marketable securities with unrealized losses as of the balance sheet date have been in a loss position for less than 12 months. Contractual maturities of the short-term marketable securities were within one year or less.
The amortized cost, unrealized holding gains, net and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
U.S. agency securities	$90,571	$1,982	$92,553
Corporate debt securities	54,882	499	55,381
Total short-term marketable securities	$145,453	$2,481	$147,934

	December 31, 2023
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
U.S. agency securities	$80,468	$2,038	$82,506
Corporate debt securities	72,753	711	73,464
Total short-term marketable securities	$153,221	$2,749	$155,970
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
Combined Consideration Paid
The following table summarizes the consideration paid for HLA Data Systems (final amount) and MediGO (final amount) of the assets acquired and liabilities assumed recognized at their estimated fair value at the acquisition date (in thousands):

Total
Consideration
Cash and contingent consideration	$6,682
Total consideration	$6,682

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$1,413
Identifiable intangible assets	6,120
Current liabilities	(1,060)
Other current liabilities	(810)
Contingent consideration	(1,620)
Other liabilities	(7)
Total identifiable net assets acquired	4,036
Goodwill	2,646
Total consideration	$6,682
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
Acquisition costs relating to the asset acquired were $2.6 million, comprised of base consideration of $1.8 million, contingent consideration at fair value of $0.5 million and associated transaction costs of $0.3 million. Only one asset was acquired and the entire cost is assigned to the licensing agreement, which is recorded under Intangible assets, net, in the condensed consolidated balance sheets. The licensing agreement has an indefinite life and is presented in notes to the unaudited condensed consolidated financial statements under the intangible assets with indefinite lives category.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment in the three and nine months ended September 30, 2024. The Company identified an indicator of goodwill impairment in the three and nine months ended September 30, 2023 but determined no impairment. The balance of the Company’s goodwill was $40.3 million as of September 30, 2024 and December 31, 2023.

Intangible Assets
The following table presents details of the Company’s intangible assets as of September 30, 2024 ($ in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(20,651)	$(2,306)	$14,410	6.7
Customer relationships	25,718	(10,359)	(1,978)	13,381	8.5
Commercialization rights	11,579	(5,443)	—	6,136	4.8
Trademarks and tradenames	5,220	(2,000)	(293)	2,927	8.7
Total intangible assets with finite lives	79,884	(38,453)	(4,577)	36,854
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,257	—	—	2,257
Total intangible assets with indefinite lives	3,507	—	—	3,507
Total intangible assets	$83,391	$(38,453)	$(4,577)	$40,361
The following table presents details of the Company’s intangible assets as of December 31, 2023 ($ in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(18,340)	$(2,269)	$16,758	7.2
Customer relationships	25,718	(9,094)	(1,959)	14,665	9.2
Commercialization rights	11,579	(4,496)	—	7,083	5.6
Trademarks and tradenames	5,220	(1,713)	(288)	3,219	9.3
Total intangible assets with finite lives	79,884	(33,643)	(4,516)	41,725
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,726	—	—	2,726
Total intangible assets with indefinite lives	3,976	—	—	3,976
Total intangible assets	$83,860	$(33,643)	$(4,516)	$45,701
Acquisition of Intangible Assets
In January 2023 and July 2023, the Company acquired the intangible assets of HLA Data Systems and MediGO, respectively. The Acquired and developed technology, Customer relationships, and Trademarks and tradenames are recorded under Intangible assets, net, in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Amortization of Intangible Assets
Intangible assets are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the condensed consolidated statements of operations.

The following table summarizes the Company’s amortization expense of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of testing services	$329	$329	$987	$987
Cost of product	419	408	1,250	1,242
Cost of patient and digital solutions	170	265	679	768
Sales and marketing	634	616	1,895	1,817
Total	$1,552	$1,618	$4,811	$4,814
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2024 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
Remainder of 2024	$329	$429	$170	$638	$1,566
2025	1,316	1,715	681	2,557	6,269
2026	1,316	751	681	2,554	5,302
2027	1,316	751	681	2,541	5,289
2028	1,316	751	681	2,541	5,289
Thereafter	1,509	2,567	1,462	7,601	13,139
Total future amortization expense	$7,102	$6,964	$4,356	$18,432	$36,854

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$5,435	$3,658
Work in progress	4,202	5,191
Raw materials	9,626	10,622
Total inventory	$19,263	$19,471
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Clinical studies	$16,250	$15,744
Short-term lease liability	6,124	5,943
Deferred revenue	5,552	4,748
Professional fees	5,499	5,911
Contingent consideration	4,537	5,469
Laboratory processing fees and materials	3,293	2,890
Travel and expenses	684	—
Accrued shipping expenses	399	335
Deferred payments for intangible assets	250	920
Accrued royalty	229	348
Capital expenditures	146	151
License and other collaboration fees	67	250
Other accrued expenses	2,256	2,788
Total accrued and other liabilities	$45,286	$45,497
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
As of September 30, 2024, the carrying value of the ROU asset was $25.8 million. The related current and non-current liabilities as of September 30, 2024 were $6.1 million and $23.8 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
Effective March 2024, the Company entered into a sublease agreement with a sub-lessee (a third-party) for office space with a six-year term, commencing on May 1, 2024, for a total of $2.6 million base rent for the duration of the contract.
The following table summarizes the lease cost for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,957	$1,981	$5,893	$5,936
Total lease cost	$1,957	$1,981	$5,893	$5,936

	September 30, 2024	December 31, 2023
Other information:
Weighted-average remaining lease term - Operating leases (in years)	4.82	5.43
Weighted-average discount rate - Operating leases (%)	7.1%	7.1%
Maturities of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2024	$1,954
2025	7,975
2026	7,166
2027	7,274
2028	6,599
Thereafter	4,115
Total lease payments	35,083
Less imputed interest	5,118
Present value of future minimum lease payments	29,965
Less operating lease liability, current portion	6,124
Operating lease liability, less current portion	$23,841
The following table summarizes the supplemental cash flow information related to leases for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,567	$1,172	$4,396	$3,871
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
In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear this patent infringement suit. As the Review is complete and the Company's petition for review was denied, the Stanford License automatically terminated, and in December 2023, the Company paid Stanford certain past royalties at a reduced rate that were previously suspended within 90 days of the termination. There was no outstanding obligation with Stanford as of September 30, 2024.
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
Natera Inc.
In response to the Company’s false advertising suit filed against Natera Inc. (“Natera”) on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising. Both parties appealed. On October 8, 2024, the United States Court of Appeals for the Third Circuit remanded the case to make additional filings.
On July 19, 2022, the U.S. Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing the Company’s patent infringement suit against Natera. In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear the suit.
In addition, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. On December 11, 2023, the Court dismissed the case alleging infringement of Natera's U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera's appeal after Natera failed to file its brief and other required papers. On May 30, 2024, Natera filed a second notice of appeal of the dismissal of U.S. Patent 10,597,724. On June 19, 2024, the Company moved to dismiss Natera’s appeal. On September 11, 2024, the Federal Circuit denied that motion.
On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. Following trial, the parties engaged in discovery as to whether the Company’s current AlloSure process infringes the Natera's U.S. Patent 11,111,544. On September 11, 2024, Natera informed the Court that it was abandoning claims of ongoing infringement. Natera has moved for an injunction on the Company’s prior AlloSure process. The Company is opposing the motion. The Company is seeking judicial review of the verdict. Natera is also seeking judicial review of the jury’s finding that the Company did not infringe Natera's U.S. Patent 10,655,180. The Company intends to defend itself in these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company recognized the damages of $96.3 million as other liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
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
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. The Company denies the allegations in the qui tam action and intends to vigorously defend itself should the private plaintiff pursue these claims.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of any other requests or investigations that may arise in the future.
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
On September 18, 2024, the court granted the Company’s motion to dismiss the second amended complaint without prejudice, providing plaintiffs leave to file a third amended complaint by no later than October 2, 2024 (a deadline which was subsequently extended by stipulation). On October 18, 2024, plaintiffs filed a third amended complaint, which again alleges that the Company and the individual defendants made materially false and/or misleading statements and/or omissions in violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Among other things, plaintiffs removed former Chief Financial Officer, Ankur Dhingra, as a named defendant. The third amended complaint reiterates many of the same factual allegations as in prior complaints, but purports to add new allegations based on, among other things, a recently unsealed qui tam action filed by a former employee.
Defendants’ motion to dismiss the third amended complaint is due on November 15, 2024. Plaintiffs’ response is due on December 13, 2024, and defendants’ reply is due on January 10, 2025. The hearing on the motion to dismiss has been scheduled for January 28, 2025. The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
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
On May 16, 2024, the court lifted the stay in the Consolidated Derivative Action. Under a scheduling order entered by the court on May 14, 2024, plaintiffs filed an amended complaint in the Consolidated Derivative Action on July 1, 2024. Pursuant to a briefing notice entered by the court on June 17, 2024, defendants filed a motion to dismiss the amended complaint and an unopposed motion to stay discovery in the Consolidated Derivative Action on August 30, 2024. On October 10, 2024, the court held a case management conference to discuss the impact of the Securities Class Action on the Consolidated Derivative Action. On October 17, 2024, the parties submitted a proposed schedule to the court for approval. On October 18, 2024, the court entered a revised schedule. Under the schedule, plaintiffs’ deadline to file a second amended complaint is November 8, 2024, and defendants’ deadline to file an answer or otherwise respond to the second amended complaint is December 13, 2024. Plaintiffs’ opposition papers are due on January 24, 2025 and defendants’ reply is due on February 14, 2025. A hearing on the motion to dismiss and the motion to stay was scheduled for March 4, 2025.

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
On May 17, 2024, the Superior Court entered a decision finding against the Company. The Company has filed a notice of appeal.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan (the “401(k) Plan”) covering all U.S. employees under the Internal Revenue Code of 1986, as amended. Employee contributions to the 401(k) Plan are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the 401(k) Plan of $0.0 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The Company incurred expenses related to contributions to the 401(k) Plan of $2.1 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.
11. WARRANTS
The Company issues common stock warrants in connection with debt or equity financings to lenders, placement agents and investors. Issued warrants are considered standalone financial instruments and the terms of each warrant are analyzed for equity or liability classification in accordance with U.S. GAAP. Warrants that are classified as liabilities usually have various features that would require net-cash settlement by the Company. Warrants that are not liabilities, derivatives and/or meet the exception criteria are classified as equity. Warrant liabilities are remeasured at fair value at each period end with changes in fair value recorded in the condensed consolidated statements of operations until expired or exercised. Warrants that are classified as equity are valued at their relative fair value on the date of issuance, recorded in additional paid-in capital and not remeasured.
As of September 30, 2024 and December 31, 2023, no warrants to purchase common stock were outstanding.
12. STOCK INCENTIVE PLANS
Stock Options and Restricted Stock Units (“RSU”)
The following table summarizes option and RSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan and Employment Inducement

Grants, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2023	869,111	3,055,208	$25.21	5,006,775	$19.02
Additional shares authorized	7,047,461	—	—	—	—
Common stock awards for services	(15,745)	—	—	—	—
RSUs granted	(3,583,116)	—	—	3,583,116	10.56
RSUs vested	—	—	—	(1,767,773)	18.20
Options granted	(1,031,037)	1,031,037	12.73	—	—
Options exercised	—	(211,700)	15.69	—	—
Repurchase of common stock under employee incentive plans	494,310	—	—	—	—
RSUs forfeited	403,126	—	—	(403,126)	15.42
Options forfeited	24,637	(24,637)	28.47	—	—
Options expired	108,214	(108,214)	31.98	—	—
Balance—September 30, 2024	4,316,961	3,741,694	$22.09	6,418,992	$14.93
The total intrinsic value of options exercised was $2.8 million and $2.9 million for the three and nine months ended September 30, 2024, respectively. The total intrinsic value of options exercised was $0.1 million for each of the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the total intrinsic value of outstanding RSUs was approximately $205.7 million and there were $53.1 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.07 years.
The Company granted performance restricted stock units ("PSUs"), included in RSUs, under the 2014 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of 2 years. The number of shares outstanding was 412,843 and 449,983 as of September 30, 2024 and December 31, 2023, respectively. The weighted-average remaining recognition period was 0.34 years and 1.01 years as of September 30, 2024 and December 31, 2023, respectively.
Options outstanding that have vested and are expected to vest at September 30, 2024 are as follows:

	Number of Shares Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	2,048	$25.70	6.19	$18,616
Expected to vest	1,502	17.89	8.72	21,481
Total	3,550			$40,097

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at September 30, 2024 for stock options that were in-the-money.
The total fair value of options that vested during the three and nine months ended September 30, 2024 was $2.4 million and $8.8 million, respectively. As of September 30, 2024, there were approximately $17.3 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.68 years.
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
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock options
Expected term (in years)	6.0	N/A	5.9	5.6
Expected volatility	78.20%	N/A	76.80%	77.86%
Risk-free interest rate	3.52%	N/A	4.39%	3.67%
Expected dividend yield	—%	N/A	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	91.99%	93.38%	91.99%	93.38%
Risk-free interest rate	5.37%	5.53%	5.28%	5.49%
Expected dividend yield	—%	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and nine months ended September 30, 2024 and 2023, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of testing services	$418	$496	$1,232	$1,467
Cost of product	234	301	776	935
Cost of patient and digital solutions	326	297	1,048	1,066
Research and development	1,775	1,491	5,163	5,157
Sales and marketing	2,786	3,041	8,757	9,557
General and administrative	8,155	7,045	23,232	20,943
Total	$13,694	$12,671	$40,208	$39,125
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
For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $0.2 million and $0.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $80,000 and $24,000, respectively. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.

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
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Testing services revenue
United States	$60,408	$47,644	$184,757	$162,560
Rest of World	399	140	805	422
	$60,807	$47,784	$185,562	$162,982
Product revenue
United States	$6,850	$5,810	$18,701	$13,857
Europe	2,488	2,437	7,592	7,430
Rest of World	874	1,289	3,123	2,986
	$10,212	$9,536	$29,416	$24,273
Patient and digital solutions revenue
United States	$11,824	$9,735	$32,102	$27,130
Europe	27	34	93	239
Rest of World	13	103	33	131
	$11,864	$9,872	$32,228	$27,500

Total United States	$79,082	$63,189	$235,560	$203,547
Total Europe	$2,515	$2,471	$7,685	$7,669
Total Rest of World	$1,286	$1,532	$3,961	$3,539

Total	$82,883	$67,192	$247,206	$214,755
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2024	December 31, 2023
Long-lived assets:
United States	$33,670	$34,714
Europe	331	476
Rest of World	14	56
Total	$34,015	$35,246

15. RESTRUCTURING
In January 2023, the Company announced a restructuring plan that is intended to optimize costs and simplify its organizational and corporate structure. The restructuring plan includes the discontinuation of operations at one of its two locations in Fremantle, Australia. The affected location was closed as of June 2024. The Company did not incur restructuring charges for the three months ended September 30, 2024 and incurred immaterial charges for the nine months ended September 30, 2024. The Company incurred immaterial restructuring charges for each of the three and nine months ended September 30, 2023.
In May and December 2023, the Company announced a reduction of its workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs. The Company did not incur any restructuring charges related to this plan in the three and nine months ended September 30, 2024. The Company incurred $0.0 million and $0.8 million in restructuring charges for the three and nine months ended September 30, 2023, respectively.

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
Highlights for the Three Months Ended September 30, 2024
•Total revenue of $82.9 million increased 23% year-over-year
•Testing Services volume of 44,600 tests increased 16% year-over-year
•Cash flow from operations of $12.5 million. Cash, cash equivalents, and marketable securities of $241 million, with no debt
Testing Services
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
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would have revised the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the MACs decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression.

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
The prospective multicenter trial, or the K-OAR study, completed with over 1,900 patients enrolled, monitors patients with AlloSure Kidney for 3 years with the objective of providing further evidence of clinical utility of AlloSure Kidney in the surveillance of kidney transplant recipients. Preliminary results from the K-OAR study have been part of at least 12 oral or poster presentations from conferences including the American Society of Nephrology and American Transplant Congress over the past few years. Data from the study, including contemporary control patients, are being analyzed for publication.
KidneyCare
KidneyCare combines the dd-cfDNA analysis of AlloSure Kidney with the gene expression profiling technology of AlloMap Kidney and the predictive artificial intelligence technology of iBox in one surveillance solution. We have yet to submit any applications to private payers for reimbursement coverage of AlloMap Kidney or iBox. In September 2019, we announced the enrollment of the first patient in the OKRA study, which is an extension of the K-OAR study. OKRA is a prospective, multi-center, observational registry of patients receiving KidneyCare for surveillance. There have been more than 1,900 patients enrolled in OKRA.
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
Clinical validation data from the Donor-Derived Cell-Free DNA-Outcomes AlloMap Registry (NCT02178943), or D-OAR, was published in the American Journal of Transplantation, or AJT, in 2019. D-OAR was an observational, prospective, multicenter study to characterize the AlloSure Heart dd-cfDNA in a routine, clinical surveillance setting with heart transplant recipients. The D-OAR study validated that plasma levels of AlloSure Heart dd-cfDNA can discriminate acute rejection from no rejection, as determined by endomyocardial biopsy criteria.

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
Lung
In February 2019, AlloSure Lung became available for lung transplant patients through a compassionate use program while the test was undergoing further studies. One of these studies, launched in April 2020, was led by clinicians at Johns Hopkins University and also included INOVA, University of Maryland, and UT San Antonio lung transplant programs. In this study, the impact of AlloSure Lung combined with RemoTraC was measured. AlloSure Lung applies proprietary next generation sequencing, or NGS, technology to measure dd-cfDNA from the donor lung in the recipient bloodstream to monitor graft injury. In October 2021, we launched AlloSure Lung. We have gained early coverage with some commercial payers. Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753.
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
In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/HCT transplant using AlloHeme Testing study, or the ACROBAT study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, a microchimerism NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT. This study is fully enrolled with over 300 patients.
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
Testing Services Revenue
Our testing services revenue is primarily derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 73% and 75% of our total revenue for the three and nine months ended September 30, 2024, respectively, and 71% and 76% of our total revenue for the three and nine months ended September 30, 2023, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is primarily derived from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 12% of our total revenue for each of the three and nine months ended September 30, 2024, respectively, and 14% and 11% of our total revenue for the three and nine months ended September 30, 2023, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable in the contract. The products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is primarily derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), MediGO, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 14% and 13% of our total revenue for the three and nine months ended September 30, 2024, respectively, and 15% and 13% of our total revenue for the three and nine months ended September 30, 2023, respectively.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2024, respectively, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
(In thousands)

	Three Months Ended September 30,
	2024	2023	Change
Revenue:
Testing services revenue	$60,807	$47,784	$13,023
Product revenue	10,212	9,536	676
Patient and digital solutions revenue	11,864	9,872	1,992
Total revenue	82,883	67,192	15,691
Operating expenses:
Cost of testing services	13,447	13,217	230
Cost of product	6,212	4,750	1,462
Cost of patient and digital solutions	7,913	6,566	1,347
Research and development	17,486	19,000	(1,514)
Sales and marketing	19,802	18,474	1,328
General and administrative	28,515	33,968	(5,453)
Total operating expenses	93,375	95,975	(2,600)
Loss from operations	(10,492)	(28,783)	18,291
Other income:
Interest income, net	3,001	3,171	(170)
Other income, net	283	2,047	(1,764)
Total other income	3,284	5,218	(1,934)
Loss before income taxes	(7,208)	(23,565)	16,357
Income tax (expense) benefit	(200)	80	(280)
Net loss	$(7,408)	$(23,485)	$16,077

Testing Services Revenue
Testing services revenue increased by $13.0 million, or 27%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily driven by testing services volume growth of 16% and an average selling price increase related to increased coverage and collections.
Product Revenue
Product revenue increased by $0.7 million, or 7%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $2.0 million, or 20%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase was mainly driven by revenue generated from the Pharmacy and the acquired business of HLA Data Systems.
Cost of Testing Services
Cost of testing services increased by $0.2 million, or 2%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily driven by volume increase partially offset by improved laboratory operations driving lower expenses.
Cost of Product
Cost of product increased by $1.5 million, or 31%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to increased sales of our commercial NGS-based kitted solutions.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $1.3 million, or 21%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily associated with the revenue growth in the patient and digital solution.
Research and Development
Research and development expenses decreased by $1.5 million, or (8)%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in consulting expenses of $0.7 million and a decrease in clinical trials expenses of $1.3 million, offset by an increase in personnel-related costs of $0.7 million.
Sales and Marketing
Sales and marketing expenses increased by $1.3 million, or 7%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to an increase in personnel-related costs of $1.0 million and an increase in marketing and trade show expenses of $0.5 million, offset by a decrease in stock-based compensation expense of $0.3 million.
General and Administrative
General and administrative expenses decreased by $5.5 million, or (16)%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in legal expenses of $8.2 million, offset by an increase in personnel-related costs of $2.8 million.
Interest income, net
Interest income, net decreased by $0.2 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in interest rates.
Other income, net
Other income, net decreased by $1.8 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to the following events that occurred during the third quarter of 2023: a $1.0 million gain from settlement of an obligation and a $1.1 million gain from the recovery of an impaired loan that was already written-off, offset by a decrease in unrealized investment loss of $0.3 million.
Income tax (expense) benefit
Income tax benefit decreased by $0.3 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily attributable to a change in mixed profit (loss) across jurisdictions, tax benefits recognized on change in estimates related to prior year tax expenses and change in valuation allowance.

Comparison of the Nine Months Ended September 30, 2024 and 2023
(In thousands)

	Nine Months Ended September 30,
	2024	2023	Change
Revenue:
Testing services revenue	$185,562	$162,982	$22,580
Product revenue	29,416	24,273	5,143
Patient and digital solutions revenue	32,228	27,500	4,728
Total revenue	247,206	214,755	32,451
Operating expenses:
Cost of testing services	41,387	43,837	(2,450)
Cost of product	17,801	12,742	5,059
Cost of patient and digital solutions	22,264	19,807	2,457
Research and development	55,875	63,590	(7,715)
Sales and marketing	60,634	63,335	(2,701)
General and administrative	83,104	91,327	(8,223)
Restructuring costs	68	848	(780)
Total operating expenses	281,133	295,486	(14,353)
Loss from operations	(33,927)	(80,731)	46,804
Other income:
Interest income, net	8,712	8,708	4
Change in estimated fair value of common stock warrant liability	—	10	(10)
Other expense, net	(107)	(198)	91
Total other income	8,605	8,520	85
Loss before income taxes	(25,322)	(72,211)	46,889
Income tax (expense) benefit	(139)	24	(163)
Net loss	$(25,461)	$(72,187)	$46,726
Testing Services Revenue
Testing services revenue increased by $22.6 million, or 14%, for the nine months ended September 30, 2024, compared to the same period in 2023. Revenue increase is primarily driven by testing services volume growth of 4%, increased collections related to tests performed in prior periods and revenue recognized during the second quarter of 2024 for specific tests performed in prior periods as per ASC 606.
Product Revenue
Product revenue increased by $5.1 million, or 21%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue increased by $4.7 million, or 17%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase was mainly driven by revenue generated from HLA Data Systems, MediGO, Transplant Pharmacy and other core digital offerings.
Cost of Testing Services
Cost of testing services decreased by $2.5 million, or (6)%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily driven by efficiency measures to lower laboratory expenses.
Cost of Product
Cost of product increased by $5.1 million, or 40%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to increased sales of our commercial NGS-based kitted solutions.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions increased by $2.5 million, or 12%, for the nine months ended September 30, 2024, compared to the same period in 2023. The increase is primarily associated with the revenue growth in the patient and digital solution.
Research and Development
Research and development expenses decreased by $7.7 million, or (12)%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in clinical trials expenses of $4.2 million, a decrease in consulting expenses of $1.4 million, a decrease in equipment expenses of $0.5 million, a decrease in reagents and consumables expenses of $0.2 million and a decrease in software costs of $0.7 million.
Sales and Marketing
Sales and marketing expenses decreased by $2.7 million, or (4)%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in personnel-related costs of $0.5 million, a decrease in stock-based compensation expense of $0.8 million and a decrease in marketing and tradeshow expenses of $1.4 million.
General and Administrative
General and administrative expenses decreased by $8.2 million, or (9)%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily due to a decrease in legal expenses of $16.1 million and a decrease in office related expenses of $0.7 million, offset by an increase in personnel-related costs of $6.9 million and an increase in stock-based compensation expense of $2.3 million.
Restructuring costs
The restructuring costs decreased by $0.8 million for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is due to the $0.8 million restructuring charges during the second quarter of 2023, which related to employee severance pay and related costs.
Income tax (expense) benefit
Income tax benefit decreased by $0.2 million for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is primarily attributable to a change in mixed profit (loss) across jurisdictions, tax benefits recognized on change in estimates related to prior year tax expenses and change in valuation allowance.
Cash Flows for the Nine Months Ended September 30, 2024 and 2023
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,159	$(10,007)
Investing activities	1,628	(921)
Financing activities	(4,703)	(2,729)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	125	(224)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,209	$(13,881)
Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the nine months ended September 30, 2024 was $16.2 million. Net operating assets decreased by $15.6 million. Our noncash items included $40.2 million in stock-based compensation expense, $10.8 million of depreciation and amortization expense, $4.2 million of amortization of right-of-use assets, $0.8 million of revaluation of contingent consideration to estimated fair value, and $1.2 million of amortization of premium on short-term marketable securities, net.

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
Investing Activities
For the nine months ended September 30, 2024, net cash provided by investing activities of $1.6 million was primarily related to proceeds from maturities of marketable securities of $149.8 million, offset by purchases of marketable securities of $143.2 million, and $5.0 million related to additions of capital expenditures, net.
For the nine months ended September 30, 2023, net cash used in investing activities of $0.9 million was primarily related to purchases of marketable securities of $192.1 million, $6.8 million related to additions of capital expenditures, net and $6.7 million related to acquisition of business, net of cash acquired, offset by proceeds from maturities of marketable securities of $206.5 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 of $4.7 million was primarily due to taxes paid related to net share settlements of restricted stock units of $6.5 million, repurchase and retirement of common stock of $0.5 million and payments of contingent consideration of $2.4 million. These payments were offset by proceeds from issuances of common stock under our employee stock purchase plan of $1.4 million and proceeds from exercise of stock options of $3.3 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $704.3 million at September 30, 2024. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $240.9 million and no debt outstanding.
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
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the nine months ended September 30, 2024, we purchased an aggregate of 55,500 shares of our common stock, under the Repurchase Program for an aggregate purchase price of $0.5 million. There were no repurchases during the three months ended

September 30, 2024. As of September 30, 2024, $21.4 million remained available for future share repurchases under the Repurchase Program.

Factors Affecting Our Performance
The Number of AlloMap Heart, AlloSure Lung, AlloSure Kidney and AlloSure Heart Tests We Receive and Report
The growth of our testing services is tied to the number of AlloSure Kidney, AlloSure Lung, AlloMap Heart and AlloSure Heart patient samples we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.
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
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the MACs decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression.
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
Contractual Obligations
For a discussion regarding our significant contractual obligations as of September 30, 2024 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 9 of the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and marketable securities of $240.9 million at September 30, 2024, which consisted of bank deposits, money market funds and corporate debt securities, and we had cash and cash equivalents and marketable securities of $235.4 million at December 31, 2023, which consisted of bank deposits, money market funds and corporate debt securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.4 million on our unaudited condensed consolidated financial statements.
Foreign Currency Exchange Risk
We have operations in Sweden and Australia and sell to other countries throughout the world. As a result, we are subject to significant foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, the Euro and the Australian Dollar, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2024, would have negatively impacted our financial results for the nine months ended September 30, 2024 by $0.3 million and our product revenue by $1.1 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, in light of the material weaknesses identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
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
Management is taking steps to enhance our internal control over financial reporting and remediate the material weaknesses identified during the year ended December 31, 2023. During the third quarter of 2024, we continued the testing of our existing and redesigned processes to assess our remediation progress. These controls will not be deemed effective until they are performed for a sufficient period and we test and conclude that the controls are operating effectively during the year. We believe the measures described above will remediate the material weaknesses identified during the year ending December 31, 2024. We cannot, however, provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective because of these efforts. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our control environment. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the quarter ended September 30, 2024, our net loss was $7.4 million. As of September 30, 2024, we had an accumulated deficit of $704.3 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the quarter ended September 30, 2024, revenue from Medicare for AlloMap Heart, AlloSure Heart, AlloSure Kidney, AlloSure Lung and HeartCare, represented 50% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the MACs decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression.
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
Any decision by the Centers for Medicare and Medicaid Services, or CMS, or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests.
We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. For example, in response to our false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against us on February 18, 2020 in the U.S. District Court for the District of Delaware, or the Court, alleging we made false and misleading claims about the performance capabilities of AlloSure. The trial concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding us $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. Both parties have appealed. On October 8, 2024, the United States Court of Appeals for the Third Circuit remanded the case to make additional filings. Our appeal may be unsuccessful or, if it is successful and the damages are upheld, we may be unable to collect any monetary damages. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising.
On July 19, 2022, the United States Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing our patent infringement suit against Natera. In May 2023, we submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear our suit.
In addition, in response to our patent infringement suit filed against Natera on March 26, 2019, Natera filed suit against us on January 13, 2020 in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with our patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On September 6, 2022, we withdrew our motion to dismiss. On December 11, 2023, the Court dismissed Natera's U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera's appeal after Natera failed to file its brief and other required papers. On May 30, 2024, Natera filed a second notice of appeal of the dismissal of U.S. Patent 10,597,724. On June 19, 2024, we moved to dismiss Natera’s appeal. On September 11, 2024, the Federal Circuit denied that motion.
On January 26, 2024, following a five-day trial, a jury concluded that we did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. Following trial, the parties engaged in discovery as to whether CareDx’s current AlloSure process infringes the Natera’s U.S. Patents 11,111,544. On September 11, 2024, Natera informed the Court that it was abandoning claims of ongoing infringement. Natera has moved for an injunction on our prior AlloSure process. We are opposing the motion. We are seeking judicial review of the verdict. Natera is also seeking judicial review of the jury’s finding that we did not infringe Natera's U.S. Patent 10,655,180. We intend to defend these matters vigorously, and believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail.
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
On August 25, 2022, the court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels. Plaintiffs filed an amended complaint on November 28, 2022. On January 27, 2023, defendants moved to dismiss all claims and to strike certain allegations in the amended complaint. On May 24, 2023, the court granted our motion to strike and motion to dismiss, dismissing all claims against defendants with leave to amend. On June 28, 2023, plaintiffs filed a second amended complaint against us, Reginald Seeto, our former President, Chief Executive Officer and member of our Board of Directors; Ankur Dhingra, our former Chief Financial Officer; and Peter Maag, our former President, former Chief Executive Officer, former Chairman of our Board of Directors and current member of our Board of Directors. Under a briefing schedule ordered by the court on June 12, 2023, defendants filed a motion to dismiss and motion to strike the second amended complaint on July 26, 2023, plaintiffs’ opposition was filed on August 30, 2023 and defendants’ reply was filed on September 22, 2023. The court held oral argument on October 31, 2023. On September 18, 2024, the court granted our motion to dismiss the second amended complaint without prejudice, providing plaintiffs leave to file a third amended complaint by no later than October 2, 2024 (which deadline was subsequently extended by stipulation). On October 18, 2024, plaintiffs filed a third amended complaint, which again alleges that we and the individual defendants made materially false and/or misleading statements and/or omissions in violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Among other things, plaintiffs removed former Chief Financial Officer, Ankur Dhingra, as a named defendant. The third amended complaint reiterates many of the same factual allegations as in prior complaints, but purports to add new allegations based on, among other things, a recently unsealed qui tam action filed by a former employee. Defendants’ motion to dismiss the third amended complaint is due on November 15, 2024. Plaintiffs’ response is due on December 13, 2024, and defendants’ reply is due on January 10, 2025. The hearing on the motion to dismiss has been scheduled for January 28, 2025. We intend to defend ourselves vigorously, and believe that we have good and substantial defenses to the claims alleged in the suit, but there is no guarantee that we will prevail. We have not recorded any liabilities for this suit.
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
On May 16, 2024, the court lifted the stay in the Consolidated Derivative Action. Under a scheduling order entered by the court on May 14, 2024, plaintiffs filed an amended complaint in the Consolidated Derivative Action on July 1, 2024. Pursuant to a briefing notice entered by the court on June 17, 2024, defendants filed a motion to dismiss the amended complaint and an unopposed motion to stay discovery in the Consolidated Derivative Action on August 30, 2024. On October 10, 2024 the court held a case management conference to discuss the impact of the Securities Class Action on the Consolidated Derivative Action. On October 17, 2024, the parties submitted a proposed schedule to the court for approval. On October 18, 2024, the court entered a revised schedule. Under the schedule, plaintiffs’ deadline to file a second amended complaint is November 8, 2024, and defendants’ deadline to file an answer or otherwise respond to the second amended complaint is December 13, 2024. Plaintiffs’ opposition papers are due on January 24, 2025 and defendants’ reply is due on February 14, 2025. A hearing on the motion to dismiss and the motion to stay was scheduled for March 4, 2025.
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
From 2022 to 2023, our revenue declined from $321.8 million to $280.3 million, which represents a decrease of 13%. From the three months ended September 30, 2023 to the three months ended September 30, 2024, our revenue grew from $67.2 million to $82.9 million, which represents an increase of $15.7 million or 23%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $240.9 million and an accumulated deficit of $704.3 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
As of September 30, 2024, we had 7 U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between October 2025 and May 2035. In addition, we had 3 U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2024 to September 30, 2024, our closing stock price ranged from $7.56 to $33.99 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 60.5% of our common stock as of September 30, 2024. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended September 30, 2024:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 - July 31, 2024	8,080	(1)	$15.90	—	$21.4	(2)
August 1, 2024 - August 31, 2024	82,000	(1)	24.76	—	21.4	(2)
September 1, 2024 - September 30, 2024	12,695	(1)	27.55	—	21.4	(2)
Total	102,775			—
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2024, except as set forth below, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
On August 19, 2024, Jeffrey A. Novack, our General Counsel, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Novack’s plan is for the sale of up to 32,821 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 7, 2025, subject to early termination for certain specified events set forth in the plan.
On August 21, 2024, Peter Maag, a member of our Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Maag’s plan is for the sale of up to 58,281 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 14, 2025, subject to early termination for certain specified events set forth in the plan.
On August 28, 2024, Alexander Johnson, our then-President of Patient and Testing Services, who has since left the Company, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Johnson’s plan is for the sale of up to 164,081 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 21, 2025, subject to early termination for certain specified events set forth in the plan.
On September 12, 2024, Abhishek Jain, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Jain’s plan is for the sale of up to 128,499 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and September 30, 2025, subject to early termination for certain specified events set forth in the plan.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

4.2(6)#	2014 Equity Incentive Plan, as amended.

4.3(7)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(8)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(9)#	2016 Inducement Equity Incentive Plan.

4.6(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

4.7(11)#	CareDx, Inc. 2024 Equity Incentive Plan

10.1(12)#	Offer Letter, dated July 27, 2024, between CareDx, Inc. and Keith Kennedy.

10.2(13)#	Change of Control and Severance Agreement, dated July 27, 2024, between CareDx, Inc. and Keith Kennedy.

10.3(14)#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated July 27, 2024, between CareDx, Inc. and Keith Kennedy.

10.4(15)#	Inducement Restricted Stock Unit Agreement, effective as of September 12, 2024, by and between CareDx, Inc. and Keith Kennedy.

10.5(16)#	Inducement Stock Option Agreement, effective as of September 12, 2024, by and between CareDx, Inc. and Keith Kennedy.

10.6*#	Offer Letter, dated August 30, 2024, between CareDx, Inc. and Jessica Meng.

10.7*#	Change of Control and Severance Agreement, dated August 30, 2024, between CareDx, Inc. and Jessica Meng.

10.8*#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated August 30, 2024, by and between CareDx, Inc. and Jessica Meng.

10.9(17)#	Inducement Restricted Stock Unit Agreement, effective as of September 12, 2024, by and between CareDx, Inc. and Jessica Meng.

10.10(18)#	Inducement Stock Option Agreement, effective as of September 12, 2024, by and between CareDx, Inc. and Jessica Meng.

10.11*#	Separation Agreement Release of Claims, dated September 30, 2024, between CareDx, Inc. and Alexander Johnson.

10.12*#	Consulting Agreement, dated September 30, 2024, by and between CareDx, Inc. and Alexander Johnson.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(7)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 18, 2024.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 12, 2024.
(13)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 12, 2024.
(14)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on September 12, 2024.
(15)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed with the SEC on September 13, 2024.
(16)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Form S-8 filed with the SEC on September 13, 2024.
(17)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed with the SEC on September 13, 2024.
(18)	Incorporated by reference to Exhibit 99.4 to the Registrant’s Form S-8 filed with the SEC on September 13, 2024.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: November 4, 2024	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)