Form 10-K
period 2024-12-31
CareDx, Inc.
filed 2025-02-28
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date was approximately $772.5 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s Common Stock outstanding as of February 24, 2025 was 55,425,899.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “target,” “predict,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements.
“CareDx” or the “Company” or “we” or “us” and “our” as used in this Annual Report on Form 10-K refer to CareDx, Inc. and its subsidiaries.
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
•our ability to remediate the material weakness in our internal control over financial reporting as of December 31, 2024; and
•our ability to comply with the requirements of being a public company.
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

PART I
ITEM 1. BUSINESS
Company Overview
CareDx is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. We offer testing services, products, and patient and digital solutions along the pre- and post-transplant patient journey, and we are a leading provider of genomics-based information for transplant patients. Our headquarters is located in Brisbane, California. Our primary operations are in Brisbane, California; Omaha, Nebraska and Stockholm, Sweden.
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
As of December 31, 2024, substantially all of our revenues came from the United States and Europe, and substantially all of our assets and operations were located in the United States and Sweden.
We are organized and operate as a single reportable segment. Refer to Note 15, Segment Reporting, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our Differentiated Approach
We aim to create life changing solutions that enable transplant patients to thrive. Over the past 25 years, we have made considerable investments, bringing to market a portfolio of solutions that have significantly impacted the lives of hundreds of thousands of transplant patients globally.
At CareDx, we are incredibly passionate about the care of transplant patients and are deeply connected to this market, the patients we help, and the clinicians we serve. However, we still have a tremendous opportunity to unlock growth and innovation by driving greater value for transplant patients, clinicians, our employees, and shareholders.
CareDx is differentiated in the molecular diagnostics market because we innovated the go-to-market model for a lab developed test (LDT) business. Many LDT genomic products, like other medical technologies, fail to achieve a significant rate of adoption because clinicians use the products selectively. The cost of switching to a new diagnostic provider is low for clinicians, making it difficult for molecular diagnostic companies to grow in competitive markets. That market dynamic makes the cost of revenue acquisition high which coupled with high research and development spend on new products, makes the pursuit of profitability challenging. In fact, very few LDT lab companies have reached cash flow break even or become profitable enterprises.
In contrast, we are taking the approach of serving a concentrated market of transplant centers with a portfolio of solutions to improve health outcomes. We believe solutions selling into the same transplant center increases the adoption and adherence to our diagnostic products and allows us to lower our revenue acquisition costs over time. As we launch new products, we can cross-sell them to the same center, gaining leverage on our commercial channel. We also deeply understand the operational needs of these organizations. Our teams across the country provide staff augmentation services inside transplant centers, helping them operate efficiently. Additionally, through our digital business, we generate multiple terabytes of data on how transplant centers operate, which we expect will drive the next wave of innovation for the company by building new products and solutions to help transplant centers operate more efficiently, do more transplants, and grow profitably.
We believe that this combination - remaining focused on a concentrated number of transplant centers, lowering our cost of revenue acquisition by cross-selling more solutions into the same institutions, and gaining leverage on our commercial channel – forms a clear and differentiated formula for profitable growth in the molecular diagnostics market. This is how CareDx intends to differentiate itself from other molecular diagnostic companies and competitors in the field.
Our Growth Strategy
CareDx has four strategic priorities: (1) accelerate profitable growth; (2) drive operational excellence; (3) define TRANSPLANT+ and expand our total addressable market; and (4) elevate performance culture.
Accelerate Profitable Growth
We plan to accelerate profitable growth by first focusing on cross-selling at transplant centers, with the goal of increasing the acquisition of new patients and improving patient adherence to our testing protocols. Second, we intend to fully integrate our digital and patient solutions and lab products teams into a single go-to-market model designed to deliver comprehensive solutions that drive loyalty and maximize customer value. Third, we intend to focus on generating clinical evidence to gain optimal payer coverage and reimbursement for our products leading to average selling price (ASP) appreciation. Finally, we intend to execute on our existing research and development pipeline, with the goal of generating incremental revenues from both in-line and new products that provide solutions to unmet medical needs in transplantation.
Drive Operational Excellence
A key objective of our growth strategy is to drive operational excellence to scale our organization by being more efficient rather than simply adding more resources. This requires a review of our operational systems and processes and an investment in tools and infrastructure so that we can scale efficiently while better servicing our customers in the pursuit of growth opportunities. Our operational effectiveness is highly dependent on having efficient processes, effective decision-making and project management, rigorous prioritization, and having the right tools to do our work efficiently.
We have four operational excellence priorities: (1) make it easier for physicians and patients to order our tests and support our commercial go-to-market strategy; (2) scale global operations to drive long-term, predictable margins; (3) deploy best-in-class technology to drive operational efficiencies; and (4) leverage clinical evidence, coding and contracting with payers to improve revenue realization per test.
Define TRANSPLANT+ and expand our total addressable market
There are many adjacencies to our core solid organ transplant business that we could enter to grow our total addressable market. We collectively refer to these opportunities as a key strategic initiative called TRANSPLANT+.
TRANSPLANT+ is an initiative to expand our market by recognizing a broader definition of transplant that we believe unlocks significant long-term growth potential. By focusing on this initiative, we aim to pave the way to develop novel solutions that lie at the intersection of transplantation and immunology. We believe leveraging our core scientific and technological expertise in organ transplantation will enable an expansion into adjacent markets, such as pre- and peri-transplant areas of organ assessment, precursor disease areas that often lead to organ failure (such as autoimmune disorders, renal, hepatic, cardiovascular and lung diseases, and hematologic disorders), and cancer or other medical conditions that could require cell therapy or cell transplant.
Elevate Performance Culture
We recognize that our people are the driving force behind our success, and we cannot unlock our full growth potential without engaging and inspiring the employees that deliver value to our patients and customers.
Our Products and Services
Our commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated several clinical studies to generate data on our existing and planned future testing services. We have signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. We also offer high-quality products in the pre-transplant space that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. We also provide digital transplant solutions and various offerings that help transplant centers with patient management, outcomes quality and operational support. Our software solutions are currently used in over 170 transplant centers in the U.S.
We also offer specialized pharmacy services for transplant patients. The pharmacy helps patients and caregivers access lifesaving medications by managing complex medication regimens, addressing side effects, and navigating the billing process.
Testing Services
We develop and provide diagnostic testing services for solid organ transplant recipients, hematopoietic stem cell transplant recipients and recipients of cell therapies. During 2024, we performed more than 175,000 commercial tests from our Brisbane, California laboratory.
The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers. Unsuccessful treatment of rejection can result in an additional transplant or worse, death of the patient.
The historical standard for transplant surveillance has been through functional tests and with invasive biopsies to identify histopathological signs of rejection. Both types of testing had (and have) significant limitations:

•Functional tests are recognized to be late indicators. Rejection is well known to occur even in the absence of clinical signs or symptoms and damage may occur before organ function is impacted to the extent it is measurable by a functional test; and
•Biopsies are invasive and risk damage to the organ and infection from exposure to a medical setting for the procedure itself. They also present risk of mechanical problems, pain, and anxiety to the patient. These risks present an impediment to the usage of biopsies on a routine basis. In addition, biopsies may be difficult to access for patients in more rural settings distant from a transplant center where the procedure would be performed. Importantly, diagnostic precision of biopsies is limited by sampling issues and interobserver variability. Finally, the interpretation of a biopsy relies on descriptive, empirically driven consensus classifications that change over time and frequently lack an etiologic basis.
Improved post-transplant diagnostics are necessary to achieve further gains in the long-term care and health outcomes of heart, kidney and other organ transplant recipients. More effective solutions for the surveillance and risk assessment of recipients would improve the clinician’s ability to individualize immunosuppression therapy and to detect and treat rejection earlier when the treatment is most effective.
AlloMap Heart
Our first product launched in 2005, AlloMap Heart is an innovative gene expression profiling test that is intended to aid clinicians in identification of heart transplant recipients with stable graft function who have a low probability of moderate-to-severe acute cellular rejection at the time of testing in conjunction with standard clinical assessment.
We believe the use of AlloMap Heart, in conjunction with other clinical indicators, can help healthcare providers and their patients better manage long-term care following a heart transplant, can improve patient care by helping healthcare providers avoid the use of unnecessary invasive surveillance biopsies, and may help to determine the appropriate dosage levels of immunosuppressants by measuring activity of the immune system. AlloMap Heart has 510(k) clearance from the U.S. Food and Drug Administration for marketing and sales as a test in heart transplant recipients who have stable graft function at the time of testing, to aid in the identification of those who have a low probability of moderate/severe acute cellular rejection at the time of testing, in conjunction with standard clinical assessment.
AlloSure Heart
AlloSure Heart, our dd-cfDNA heart transplant solution, is a molecular diagnostic test intended for the early detection of heart allograft injury and rejection. AlloSure Heart helps provide peace-of-mind that injury is unlikely when dd-cfDNA levels are low. AlloSure Heart is validated to detect all types of clinical rejection including antibody mediated rejection (AMR) and acute cellular mediated rejection (ACR).
AlloSure Heart was developed specifically for transplant patients and is a non-invasive blood test that analyzes SNPs selected across all 22 somatic chromosomes to detect DNA released from a patient’s heart allograft, known as donor-derived cell-free DNA (dd-cfDNA).
HeartCare
HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA technology of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from two complementary measures: (i) AlloMap Heart – a measure of immune system status, and (ii) AlloSure Heart – a measure of graft injury.
HeartCare provides robust information about distinct biological processes, such as immune quiescence, active injury, acute cellular rejection and antibody mediated rejection.
The International Society for Heart and Lung Transplantation, or ISHLT guidelines published online in 2022 reinforced the use of AlloMap Heart and referenced the combined use of AlloSure Heart and AlloMap Heart for surveillance purposes.
A 2024 study of the SHORE Registry published in the Journal of Heart and Lung Transplant demonstrated that patients with a dual positive HeartCare result had a statistically significantly higher odds of acute cellular rejection on biopsy than if either test alone was positive.

AlloSure Kidney

AlloSure Kidney, our kidney transplant solution, is a molecular diagnostic test intended for the early detection of kidney allograft injury and rejection. AlloSure Kidney is validated to detect all types of clinical rejection including antibody mediated rejection (ABMR) and T-cell mediated rejection (TCMR). AlloSure testing is reported as continuous score, and the relative change value (RCV) between two independent longitudinal AlloSure tests has been validated to inform clinical decision making when indicating a high likelihood of rejection.
In June 2024, a publication in the high-impact journal Nature Medicine described the ability of AlloSure to predict rejection in numerous scenarios including subclinical rejection in stable patients. This same publication demonstrated that elevated levels of dd-cfDNA were highly associated with the presence, activity, and severity of all types of rejection and showed its added value beyond standard of care monitoring in predicting rejection.
AlloSure Kidney was developed specifically for transplant patients and is a non-invasive blood test that analyzes SNPs selected across all 22 somatic chromosomes to detect DNA released from a patient’s kidney allograft, known as donor-derived cell-free DNA (dd-cfDNA).
HistoMap Kidney
HistoMap Kidney, our solution for kidney rejection identification and typing, is a gene expression profiling test intended to identify allograft rejection and type of rejection in kidney transplant biopsy tissue. Biopsy is the standard of care for kidney transplant patients suspected of rejection either through molecular methods, like AlloSure Kidney, or due to signs and symptoms of rejection. HistoMap Kidney is being developed for use on formalin-fixed tissue samples from kidney biopsy to identify rejection and rejection type to enable clinical decision-making and appropriate therapy selection.
In 2023, a HistoMap validation study was published in the journal Laboratory Investigation, demonstrating its ability to accurately identify rejection and type as antibody mediated rejection, cellular rejection, mixed rejection, or no rejection.
AlloSure Lung
AlloSure Lung, our solution for lung transplant patients, is a leading indicator of injury and early rejection identification. AlloSure Lung may help guide physicians as to whether bronchoscopy and biopsy may be necessary. AlloSure Lung helps provide peace-of-mind that injury is unlikely when dd-cfDNA levels are low.
In April of 2022, a multicenter study of 175 patients published in the Journal of Heart and Lung Transplantation demonstrated that AlloSure Lung reduced surveillance bronchoscopies by 82%, and that AlloSure Lung can identify subclinical acute lung allograft dysfunction in stable patients without clinical signs and symptoms.
AlloSure Lung was developed specifically for transplant patients and is a non-invasive blood test that analyzes SNPs selected across all 22 somatic chromosomes to detect DNA released from a patient’s lung allograft, known as donor-derived cell-free DNA (dd-cfDNA).
AlloHeme
AlloHeme, our solution for stem cell transplantation, is an accurate and sensitive test for monitoring and early relapse detection for hematologic malignancies after allogeneic hematopoetic stem cell transplantation. By measuring small changes in mixed chimerism, AlloHeme may detect relapse a clinically meaningful time ahead of standard methods. In July 2021, we launched the Assessing Chimerism and Relapse of Bone marrow/HCT transplant using AlloHeme Testing (ACROBAT) study. The ACROBAT study is a prospective, multicenter, observational cohort study to evaluate the use of AlloHeme, an NGS tool to predict post-transplant relapse in patients with allogeneic hematopoietic cell transplants, or HCT.
AlloCell
AlloCell, our solution for cell therapy such as CAR-T therapy, monitors the pharmacokinetics of engraftment and persistence of cells for patients who have received allogeneic cell therapy. AlloCell is currently being utilized in research partnerships with biopharma companies developing cell therapies. To date, we have executed multiple agreements with biopharma therapeutics companies to use AlloCell in research and clinical studies.
Lab Products
We access global markets through our RUO and CE-marked Lab Products. We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help provide post-transplant surveillance. Our Lab Product portfolio includes QTYPE, Olerup SSP and SBT, AlloSeq Tx, AlloSeq HCT, and AlloSeq cfDNA.
Distributed PCR Kits for HLA Typing

QTYPE enables Human Leukocyte Antigen, or HLA, typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time polymerase chain reaction, or PCR, methodology. QTYPE primarily focuses on typing where rapid typing results are required, such as for deceased donor typing. Typing with QTYPE requires one hour compared to the up to 2-3 hours that it takes to do traditional SSP typing and the 5-7 hours that it takes with sequence-specific oligonucleotides, or SSO.
Olerup SSP is used to type HLA alleles based on the sequence specific primer, or SSP, technology. The Olerup SSP product line comprises products for low to high-resolution HLA typing. The product line includes close to 170 different typing products. We offer one of the most up-to-date and comprehensive libraries of HLA typing kits based on SSP technology.
Distributed NGS Kits for HLA Typing and Transplant Monitoring
Our distributed NGS products include: AlloSeq Tx, a high-resolution HLA typing solution; AlloSeq cfDNA, our surveillance solution designed to measure dd-cfDNA in blood to detect injury and active rejection in transplant recipients; and AlloSeq HCT, an NGS solution for chimerism testing for stem cell transplant recipients.
AlloSeq Tx is the first of its kind NGS high-resolution HLA typing solution utilizing hybrid capture technology. This technology enables the most comprehensive sequencing, covering more of the HLA genes than other solutions on the market as well as non-HLA genes that may impact transplant patient matching and management. AlloSeq Tx17 received CE mark authorization in May 2020. AlloSeq Tx9 is a high throughput version of AlloSeq Tx17 for HLA typing in high volume laboratories. AlloSeq Tx9 received CE mark authorization in August 2022.
We received CE mark authorization for AlloSeq cfDNA in January 2020. Clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including product-specific evidence publications, local clinical education, customer lab technical proficiency, and levels of country-specific reimbursement.
AlloSeq HCT is an NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT received CE mark authorization in May 2022.
Patient and Digital Solutions
We provide a diverse portfolio of digital solutions to transplant centers including Ottr software, XynQAPI software, XynCare, AlloCare, AlloHome, TxAccess, MedAction Plan, The Transplant Pharmacy, or TTP, HLA Data Systems and MediGO.
Our Ottr software consists of two unique offerings, Ottr Organ and Ottr Cellular, which provide comprehensive solutions for transplant patient management and enable integration with electronic medical records, or EMR, systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.
Our XynQAPI software simplifies transplant quality tracking and Scientific Registry of Transplant Recipients reporting, and our XynCare offering includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility.
AlloCare is a mobile app that provides a patient-centric resource for transplant recipients to manage medication adherence, coordinate with Patient Care Managers for AlloSure scheduling, and measure health metrics.
AlloHome is a remote patient monitoring solution designed to drive patient engagement and timely interventions for patients pre- and post-transplant.
TxAccess is a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs and closely follow and assist patients through the transplant waitlist process, and ultimately through transplantation.
MedActionPlan provides medication safety, medication adherence and patient education. MedActionPlan is a leader in patient medication management for transplant patients and beyond.
Our HLA Data Systems software solutions, which include mTilda, VxMatch and VECTR, provide software and interoperability solutions for the histocompatibility and immunogenetics community.
Our MediGO solution provides access to donated organs by digitally transforming donation and transplantation workflows to increase organ utilization.
TTP consists of transplant-focused pharmacies located in Mississippi. TTP provides individualized transplant pharmacy services for patients at multiple transplant centers located throughout the U.S.

Reimbursement
We have been successful in achieving reimbursement for our testing services.
Medicare
We are reimbursed by Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests. Tests performed on patients covered by Medicare represented 26%, 27% and 34% of all tests in 2024, 2023 and 2022, respectively. Approximately 50%, 53% and 64% of all testing services revenue was derived from Medicare for the years ended December 31, 2024, 2023 and 2022, respectively.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor (MAC), or Noridian. The Medicare reimbursement rate for AlloSure Kidney is currently $2,841.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would have revised the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, the Centers for Medicare and Medicaid Services, or CMS, issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the MACs decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression.
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
Effective April 1, 2023, HeartCare, a multimodality testing service that includes both AlloMap Heart and AlloSure Heart provided in a single patient encounter for heart transplant surveillance, is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for HeartCare is $5,993.
Effective May 9, 2023, AlloSure Lung is covered for Medicare beneficiaries through the MolDX LCD (Noridian L38629). The Medicare reimbursement rate for AlloSure Lung is $2,753.

Private Payers and Medicaid Payers
Due to End Stage Renal Disease, or ESRD, regulations by Medicare, most ESRD patients are covered by Medicare and Medicare Advantage plans and have access to AlloSure Kidney. Private payers that have adopted a positive coverage policy include BCBS payers as well as other regional payers. Most Medicaid payers have not yet adopted positive coverage policies for AlloSure Kidney.
AlloSure Heart and AlloSure Lung are covered by Medicare Advantage plans for beneficiaries who meet the coverage criteria. AlloSure Heart and AlloSure Lung are covered by several commercial payers.
We are reimbursed for a substantial portion of the AlloMap Heart tests we perform on patients covered by private payers. Coverage policies approving AlloMap Heart have approached nearly 90% of all covered lives and are published by many of the largest private payers, including Blue Cross Blue Shield, or BCBS payers as well as national payers.
For all tests performed outside the scope of the payer’s policy, and for tests performed where the payer has not adopted a coverage policy, we pursue reimbursement on a case-by-case basis. If a reimbursement claim is denied, we generally pursue payment through the particular payer’s appeal process.

Testing Services Laboratory Operations
AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung testing is performed in our clinical laboratory, which is located in our Brisbane, California location. Our laboratory holds a certificate of accreditation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and is accredited by the College of American Pathologists, or CAP. We believe that our laboratory capacity will be adequate to meet demand for AlloSure Kidney, AlloMap Heart and AlloSure Heart, HeartCare and AlloSure Lung and other tests in the development pipeline for the next few years.
There are two types of samples received at the laboratory. When AlloSure Kidney, AlloSure Heart or AlloSure Lung is ordered by a clinician, a blood sample is drawn and sent overnight to our laboratory. When a clinician orders AlloMap Heart, a blood sample is drawn, processed, and then sent via overnight courier to our laboratory. Regardless of the test requested, the test results are typically reported to the ordering clinician within two business days from receipt of the sample. Test samples that fail to meet quality control criteria and have enough remaining material are re-tested on the next available batch of samples, which may extend the turnaround time.
We rely solely on certain suppliers to provide some of the laboratory instruments and key reagents that we use to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung testing. These sole source suppliers include Thermo Fisher Scientific, Inc., or Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Hamilton Robotics, which supplies equipment and consumables; Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supply us with cell preparation tubes; Beckman Coulter, which provides laboratory equipment, reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent.
Lab Products Manufacturing
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
Our manufacturing facility in Stockholm, Sweden is used to support the production, packaging and labeling of our proprietary test kits: Olerup SSP, QTYPE, AlloSeq cfDNA and HCT. The facility has a certified Quality Management System, or QMS, to the ISO 13485: 2016 standard. This standard includes a special set of requirements specifically related to the supply of medical devices and related services. ISO is an internationally recognized standard for QMS. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. The facility maintains a valid EC certificate for compliance to Directive 98/79/EC Annex IV, excluding Sections 4 and 6, Full Quality Assurance System In Vitro Diagnostic Medical Devices. Annual surveillance audits are also conducted by the site’s notified body to ensure ongoing compliance.
In 2023, we added contract manufacturing in the U.S. and Europe to our global manufacturing capabilities to support our growth.
Additionally, we seek to manufacture to current Good Manufacturing Practice requirements and our QMS is implemented in accordance with FDA Quality System Regulations.
Our manufacturing facility in Fremantle, Australia, was used to support the production, packaging and labeling of our proprietary AlloSeq brand kits. In 2024, we decided to migrate manufacturing from Australia to the U.S. and Europe.
Sales and Marketing
We have organized our commercial sales and marketing teams to be customer-centric in a functional structure that is intended to unlock the potential of our synergistic portfolio of solutions and deliver the best experience for clinicians, patients, and administrators.
In the U.S., the organization and delivery of healthcare, including for transplantation, is highly local. To first and foremost empower local teams to devise effective tactical strategies for selling our solutions into each transplant center, we have created a regional structure. Each region consists of multiple territory account managers responsible for specific transplant centers.

Each region is also supported by the dedicated expertise of individuals that specialize in our digital products, lab products, and clinical experts in medical science liaisons.
This model establishes accountability at the transplant center and regional level for the total revenue generated from our transplant solutions. The territory account manager serves as the primary point of contact for each transplant center and has a deep understanding the center’s transplant program objectives. And by deeply understand each center’s objectives we are able to deploy the right resources and solutions to support our customers.
Outside of the U.S. we similarly have regional structure that includes country managers in Western Europe, and distributors we work with outside of Western Europe to service the needs of our transplant center customers globally.
Competition
With our comprehensive portfolio of surveillance testing services, diagnostic products and patient and digital solutions business offerings, we face many different types of competition.
Testing Services
Our competition principally includes clinical reference labs and hospital labs using existing and routine clinical chemistry tests and biopsies. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Inc., or Natera, and Eurofins Transplant Genomics, Inc., or Eurofins, Devyser Diagnostics AB, or Devyser, and Oncocyte Corporation, or Oncocyte, have commercially available molecular diagnostics tests.
We expect the competition for post-transplant surveillance to increase as there are several established and early-stage companies in the process of developing products and services for the transplant market that may directly or indirectly compete with AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, or our development pipeline. In addition, companies that have not historically focused on transplantation, but have knowledge of dd-cfDNA technology, have indicated they are considering this market.
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
Patient and Digital Solutions
Competition for our digital solutions includes various companies that develop application software and operate in the healthcare field. Our primary competitor for our patient management EMR solution is Phoenix, Epic's transplant application. Our referral application has two known competitors in T-REX and MedSleuth. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products, including informatics, analysis, integrated genetic tools and services for health and wellness. Competition for patient pharmacy solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services.
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
As of December 31, 2024, we had seven U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between October 2025 and May 2035. In addition, we had three U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.
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
AlloMap, AlloSure, AlloSeq, AlloCell, AlloHeme, QTYPE, Ottr and CareDx are registered trademarks of ours in the United States.
License Agreements
We may in the future rely, at least in part, upon licensing agreements with third parties to obtain patent rights and transfers of technology, information and know-how that enable us to further our development of additional solutions for post-transplant surveillance. Of the seven existing U.S. patents related to transplant rejection and autoimmunity, four are exclusively licensed.
In May 2018, we entered into a license and commercialization agreement with Illumina, which provides us with worldwide distribution, development and commercialization rights to Illumina’s next generation sequencing product line for use in transplantation diagnostic testing. Six issued U.S. patents for HLA genotyping are licensed as part of this agreement.
In April 2020, we entered into a license agreement with Cornell University pursuant to which we were granted exclusive rights to four U.S. patents covering methods and technology for the measurement of gene expression in urine to diagnose kidney transplant rejection.
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX are developing advanced analytics that integrate AlloSure testing with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation by incorporating a variety of clinical inputs to create a universal composite scoring system.
In March 2023, we entered into a license and collaboration agreement with a private entity pursuant to which we were granted an irrevocable, non-transferable right to commercialize its proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation for a period of four years with exclusive rights in the United States.

Regulation
Our business is subject to and impacted by frequently changing laws and regulations in the United States and internationally. These laws and regulations include regulations particular to our business and laws and regulations relating to conducting business generally (e.g., U.S. Foreign Corrupt Practices Act, Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and similar laws of other jurisdictions). We also are subject to inspections and audits by governmental agencies. Below are certain key regulations applicable to our business.
Clinical Laboratory Improvement Amendments of 1988
Having a clinical laboratory in California, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the CLIA, administered by the Centers for Medical and Medicaid Services (CMS), we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems, proficiency testing and performance. Most clinical laboratories are subject to regulation under the CLIA, which is designed to ensure that laboratory testing services performed on materials derived from the human body are accurate and reliable.
We have a certificate of accreditation under the CLIA to perform “high complexity” testing. Laboratories performing high complexity testing are required to meet more stringent personnel and quality system requirements than laboratories performing less complex tests. To renew our CLIA certificate, we are subject to inspection every two years to assess compliance with program standards. We were inspected as part of the customary College of American Pathologists audit and recertified in 2024 as a result of passing that inspection. We expect the next regular inspection under the CLIA to occur in 2026.
California Laboratory Licensing
In addition to federal certification requirements of laboratories under the CLIA, licensure is required and maintained for our laboratory under California law. Such laws establish standards for the day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory. We are required to maintain compliance with California standards as a condition to continue operation of our laboratory in California.
Other States’ Laboratory Testing
Other states require out-of-state laboratories that accept specimens for testing from those states to be licensed. We have obtained licenses in California, Florida, New York, Maryland, Pennsylvania and Rhode Island, and believe we are in compliance with applicable licensing laws.
Food and Drug Administration
The FDA regulates the design, testing, development, manufacture, safety, labeling, marketing, promotion, storage, sale and distribution of medical devices pursuant to its authority under the Federal Food, Drug and Cosmetic Act, or FFDCA. These regulations apply to all of our products sold in the United States, as well as our facilities in Stockholm, Sweden, used to produce some of our products. The FDA has also asserted that it has the authority to regulate laboratory-developed tests, or LDTs, as medical devices under the FFDCA. An LDT is a test developed by a single laboratory for use only in that laboratory, such as our testing services, AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung.
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
For AlloSure Kidney and other similar testing solutions, if required by the FDA or if new laws are enacted, we may be required to conduct additional analytical studies and clinical trials to demonstrate clinical validity and safety and effectiveness of our tests, and submit to the FDA a premarket approval application, or PMA, or 510(k) premarket notification application. We would need to obtain FDA approval or clearance for any existing tests currently offered as LDTs, and subsequent to commercialization of any new tests.

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
Federal and State Fraud, Abuse and Privacy Laws
Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws to eliminate fraud and abuse in federal healthcare programs and across the healthcare system. Our business is subject to compliance with these laws.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act, or collectively, the Affordable Care Act, was enacted in the United States. The Affordable Care Act expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the Anti-Kickback Statute and the False Claims Act, to make it easier to bring a suit under these statutes. The Affordable Care Act also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system and expanded use of recovery audit contractors for enforcement.
There have previously been public announcements by President Trump and members of the U.S. Congress regarding their plans to repeal and replace the Affordable Care Act. We cannot predict whether future healthcare initiatives, including at the federal level, will be initiated or the effect any such initiatives could have on our business, financial condition or results of operations.
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
Anti-Kickback Statutes
The federal healthcare programs’ Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for referring an individual for the furnishing of or arranging for the furnishing of any good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid, or the purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or ordering any good, facility, service, or item payable under such programs.
The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. Several courts have interpreted the statute to mean that if any one purpose of remuneration is to induce or reward referrals of federal healthcare program payable business, the statute has been violated. The statute contains a number of statutory exceptions and the U.S. Department of Health and Human Services has created several regulatory "safe harbors." Arrangements that meet all of the conditions of an applicable exception or safe harbor are protected from liability under the Anti-Kickback Statute. However, the failure to fit an arrangement within an exception or a safe harbor does not necessarily mean that the statute has been violated or that the arrangement will be prosecuted. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Violations of the Anti-Kickback Statute are also actionable under the federal False Claims Act.
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
State Privacy Laws
U.S. state privacy laws, such as the California Consumer Privacy Act, or the CCPA, which took effect in January 2020, and was amended by the California Privacy Rights Act, or the CPRA, effective January 2023, secure new privacy rights for consumers and impose new obligations on us. Other states have similarly adopted privacy laws which took effect in 2023, including

Virginia, Colorado, Utah and Connecticut. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026.
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
No in vitro device or accessory may be placed on the market or put into service unless it satisfies the essential requirements set forth in the IVDD. Devices considered to meet the essential requirements must bear the CE marking of conformity, placed by the manufacturer, when introduced to the market. A manufacturer placing devices on the market in its name must notify its national competent authorities.
These CE-labeled products are also falling under the requirements of the In Vitro Diagnostic Regulation (2017/746) (IVDR). The IVDR requirements were applied starting May 26, 2022. The European Commission recently confirmed adoption of a proposal for a progressive rollout of the IVDR to prevent disruption in the supply of in vitro diagnostic products to the market. The proposal does not change any requirements of the IVDR or the implementation date but changes the transitional provisions to allow a progressive rollout based on the risk level of the device.
In accordance with these timelines, our current CE-marked products will remain available to customers throughout the transition period. There is currently no anticipated supply risk based on the implementation of the IVDR in May 2022. The certification for our products under the IVDR is in progress with our notified body and certification of these products to the IVDR shall be achieved within the transition timeframes. We are also actively working with our notified body to bring the quality management system at the sites to be compliant with IVDR requirements by May 2025.
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
Employees and Human Capital Resources
On December 31, 2024, we had 650 employees, of which 644 were full-time employees. We had 143 employees in manufacturing operations and support, 157 in research and development, 212 in sales and marketing and 138 in general and administrative positions. As of December 31, 2024, 589 employees were located in the United States and 61 were located outside of the United States.
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
We believe employee career development is an investment in our employees’ skills and our future. We offer our employees various training opportunities free of charge and during working hours. For example, we use the LinkedIn Learning platform, a learning library and repository for self-guided personal and professional learning opportunities for our employees.
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
From time to time, we also employ independent contractors, consultants and temporary employees to support our operations. Currently, our SSP production group in Sweden is represented by an IF Metall collective bargaining agreement. None of our other employees are represented by a union or are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good. See “Risk Factors - General Risk Factors - Disputes with labor unions may adversely affect our ability to operate in our Sweden facility and may impact our financial results.”
We have a zero-tolerance policy for discrimination and have a Diversity, Equity, and Inclusion committee to engage, retain and develop talent from diverse backgrounds by facilitating diversity, equity and inclusion advocacy through event sponsorship, learning and client engagement. We have increased the diversity of our Board of Directors and leadership teams and continue to focus on maintaining a diverse organization. Our senior leadership team includes leaders with diverse skills, experience, racial backgrounds and genders. Our employees come from numerous countries and various backgrounds and we strive to provide a diverse and inclusive environment.
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
Available Information
Our website is www.caredx.com. Information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K, and you should not consider information on our website to be part of this report unless specifically incorporated herein by reference. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the website is www.sec.gov.
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
•Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
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
•We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, which was not remediated at December 31, 2024. If we are unable to remediate this material weakness and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
•Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
•Transplant centers may not adopt AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.
•If we cannot maintain existing clinical collaborations and enter into new ones, our efforts to commercialize and develop products could be delayed.
•If we are unable to successfully manage our growth and support demand for our tests, our business may suffer.

•Our past revenue growth rates may not be indicative of future growth, and we may not grow at all, and revenue may decline.
•If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung and future testing solutions, if any, and our business will be harmed.
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
•Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung.
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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the year ended December 31, 2024, our net income was $52.5 million and, for the year ended December 31, 2023, our net loss was $190.3 million. As of December 31, 2024, we had an accumulated deficit of $626.2 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the year ended December 31, 2024, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung represented 50% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.

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
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the Medicare Administrative Contractors, or MACs, decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression.
If future reimbursement price levels are less than the current price, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.
On a five-year rotational basis, Medicare requests bids for its regional MAC services. The MAC for California is currently Noridian Healthcare Solutions. Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the U.S. so long as the tests are performed in our California laboratory. We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, or AlloSure Lung at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare or AlloSure Lung could impact the coverage or payment amount for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.
Any decision by CMS or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests.
Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests and products, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
We expect that sales of testing services and products will account for a substantial portion of our revenue for at least the next two years. If we are unable to increase sales of our testing services or products or successfully develop and commercialize other solutions, tests or enhancements, or if we do not continue our Medicare reimbursement submissions for AlloSure Kidney at the same levels in place prior to the Billing Articles issued by Palmetto MolDX in 2023 (the “Billing Articles”), our revenues and ability to achieve profitability would be impaired, and the market price of our common stock could decline.
Health insurers and other third-party payers may decide to revoke coverage of our existing tests, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects.
Successful commercialization of AlloSure Kidney, AlloMap Heart and AlloSure Heart, HeartCare and AlloSure Lung depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are critical to the commercial success of a diagnostic testing service, and if we are not able to secure positive coverage determinations and reimbursement levels, our business will be materially adversely affected.
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
Seeking payer coverage and other approvals is a time-consuming and costly process. If third-party payers decide not to cover our diagnostic testing services or if they offer inadequate payment amounts, our ability to generate revenue from AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung and future solutions could be limited.
We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail. See Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
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
•delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner; or
•failure to obtain or maintain necessary clearances or approvals to market the test.
In addition, the publication of clinical data in peer-reviewed publications is necessary to promote clinician adoption and favorable reimbursement decisions. Clinicians typically take a significant amount of time to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung and our future solutions, and demonstrate the clinical benefits of these solutions. If our solutions fail to gain commercial acceptance by patients, clinicians or third-party payers, our business and results of operations would be negatively affected.
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
The field of diagnostic testing in transplantation is evolving. Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations that could make AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and our other products and patient and digital solutions, including those in development, outdated. We must continually innovate, expand and update our test offerings to address unmet needs in monitoring transplant-related conditions. AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and our other products and patient and digital solutions, including those in development, could become obsolete unless we continually innovate, enhance and expand our product offerings to include new clinical applications. If we are unable to demonstrate the effectiveness of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, or our other products and patient and digital solutions and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our tests, products and patient and digital solutions could decline, which would harm our business and financial results.
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
Our product kits are sold to hundreds of laboratories, mainly in Europe and the U.S. Laboratories order our products based on the accuracy, speed and cost of the test together with the cost and availability of equipment on which to run the test. Switching to or adopting our products may require the purchase of new and costly testing equipment. To attract new laboratory customers, the performance of our products must provide performance or cost advantages over similar products sold by our competitors.

If clinicians, hospital administrators and laboratories do not adopt or continue to use our tests and products or our future solutions and tests, our business and financial results will suffer.
Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
Historically, our financial results, including our net income (loss), have been, and we expect that our operating results will continue to be, subject to quarterly fluctuations as a result of a variety of factors, many of which are outside of our control, including those listed elsewhere in this “Risk Factors” section. In addition, to the extent that we continue to spend considerable amounts on research and development expenditures, commercialization efforts for new diagnostic solutions and new acquisitions and their related integration into our business, we expect to incur costs before achieving any anticipated future benefits.
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
Transplant centers may not adopt AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or our other solutions due to historical practices or due to more favorable reimbursement policies associated with other means of monitoring transplants.
Due to the historically limited monitoring options and the well-established coverage and reimbursement for biopsies, clinicians are accustomed to monitoring for acute rejection in kidney and heart transplant recipients by utilizing biopsies. Many clinicians use AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung in parallel with biopsies rather than as an alternative to biopsies. While we do not market AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare or AlloSure Lung as biopsy alternatives, per se, if treatment center administrators view our test as an alternative to a biopsy but believe they would derive more revenue from the performance of biopsies, such administrators may be motivated to reduce or avoid the use of our test. While biopsies are less common for monitoring kidney transplant patients, there are transplant centers that manage patients with protocol biopsies, which could impact AlloSure Kidney revenue. We cannot provide assurance that our efforts will increase the use of our test by new or existing customers. Our failure to increase the frequency of use of our test by new and existing customers would adversely affect our growth and revenues.
If we are unable to successfully compete with established players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, donor specific antibodies, complete blood count, lipid profile and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins, and Oncocyte have commercially available molecular diagnostics tests. Other entrants with kitted products have indicated they are entering the market for post-transplant surveillance, including Thermo Fisher, Devyser, Bio-Rad, EuroBio, and Oncocyte.
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
We expect the competition for pre-transplant typing and post-transplant surveillance to increase as there are numerous established and startup companies in the process of developing products and services for the transplant market which may directly or indirectly compete with our existing pre- and post-transplant solutions, or our development pipeline. Competition from other companies, especially those with an eye toward transitioning to more automated typing processes, could impact our ability to maintain market share and its current margins. For example, QTYPE competes with other quantitative polymerase chain reaction, or PCR, products including products offered by Thermo Fisher, as well as alternatives to PCR such as next generation sequencing, or NGS, typing products.

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
Many of our potential competitors may have greater brand recognition or substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by clinicians and payers as functionally equivalent to our AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests, which could force us to lower the current list price of our test and impact our operating margins and our ability to achieve profitability. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung tests, and our products and patient and digital solutions, which could prevent us from increasing or sustaining our revenues or achieving profitability and could cause the market price of our common stock to decline.
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
Our research and development efforts will be hindered if we are not able to acquire or contract with third parties for access to tissue and blood samples.
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
The value of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung depends, in large part, on our ability to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests on a timely basis and at a high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or hire new personnel could result in higher costs of processing or an inability to meet market demand in a timely manner.
There can be no assurance that we will be able to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or our future solutions, if any, on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand for our current and future solutions, our reputation could be harmed and our future prospects and our business could suffer.
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
From 2023 to 2024, our revenue increased from $280.3 million to $333.8 million, which represents an annual increase of 19%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
•the continued usage and acceptance of our current and future solutions;
•demand for our testing services, products and patient and digital solutions;
•the introduction and acceptance of new or enhanced products or services by us or by competitors;
•our ability to maintain reimbursement for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung and secure reimbursement for our future solutions;

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
If our laboratory facility in the U.S. becomes inoperable, we will be unable to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung and future testing solutions, if any, and our business will be harmed.
We perform all of our testing services for the U.S. in our laboratory located in Brisbane, California. We do not have redundant laboratory facilities. Brisbane, California is situated on or near earthquake fault lines. Our facility and the equipment we use to perform testing services would be costly to replace and could require substantial lead time to repair or replace if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, hurricanes, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change and may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, we do not have earthquake insurance and thus coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage, and, in the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss.
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
If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or future solutions following validation and other required procedures. We cannot be certain that we would be able to find another CLIA-certified facility willing or able to adopt AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or future solutions or able to comply with the required quality and regulatory standards, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.
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
Ongoing focus on corporate responsibility matters by investors, stockholders, lawmakers, listing exchanges or other constituencies may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition or results of operations, including the sustainability of our business over time. In addition, in March 2024, the SEC adopted rules that, among other matters, establish a framework for reporting of climate-related risks. However, the SEC voluntarily stayed implementation of the final rules pending completion of judicial review. To the extent the proposed rules survive ongoing and possibly additional forthcoming legal challenges, they may impose additional reporting obligations, and we could incur increased costs.
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
We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our Brisbane, California laboratory. Our business will suffer if these service providers do not support AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or the other solutions that we may develop. For example, these laboratories may determine that processing the samples for our solutions requires too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.
If we seek to and are unable to raise additional capital on acceptable terms in the future, it may limit our ability to develop and commercialize new diagnostic solutions and technologies, and we may have to curtail or cease operations.
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $260.7 million and an accumulated deficit of $626.2 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
•develop other solutions for clinical surveillance in transplantation;
•increase our selling and marketing efforts to drive market adoption and address competitive developments;
•expand our clinical laboratory operations;
•fund our clinical validation study activities;
•expand our research and development activities;
•sustain or achieve broader commercialization of AlloSure Kidney, KidneyCare, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, our products and patient and digital solutions or enhancements to those tests, products and patient and digital solutions;
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
Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including geneticists, biostatisticians, engineers, licensed laboratory technicians and chemists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. We also face competition from universities, public and private research institutions and other organizations in recruiting and retaining highly qualified scientific personnel. Moreover, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete with employees and require employers to rescind existing non-competes, may lead to increased uncertainty in hiring and competition for talent.
In addition, our success depends on our ability to attract and retain laboratory and field personnel with extensive experience in transplant recipient care and surveillance and close relationships with clinicians, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or our future solutions, if any.
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

In addition, the marketing, sale and use of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung and our other products and solutions, or activities related to our research and clinical studies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed. For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis. Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming to defend, either of which could materially harm our business or financial condition. We cannot provide assurance that our product liability insurance would adequately protect our assets from the financial impact of defending product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. In addition, any product liability claim brought against us, with or without merit, could increase our product liability insurance rates and prevent us from securing insurance coverage in the future at reasonable coverage levels, or at all. Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.
We rely extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services or supplies to us, could interfere with our ability to provide test results for our testing services business and kits for our products business.
Our relationship with any of our third-party service providers may impair our ability to perform our services. The failure of any of our third-party service providers to adequately perform their service obligations may reduce our revenues and increase our expenses or prevent us from providing our products and services in a timely manner if at all. In addition, our reputation, business and financial performance could be materially harmed if we are unable to, or are perceived as unable to provide test kits and perform reliable services.
We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the production of our products and/or in the performance of our tests. The failure of these suppliers to perform as expected, or an interruption in our relationship with them, could interfere with our ability to provide our products and tests. These sole source suppliers include Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Illumina, Inc., or Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supplies us with cell preparation tubes; Beckman Coulter, which provides laboratory reagents and consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent and reagent kits. We do not have guaranteed supply agreements with Thermo Fisher, Becton, Dickinson and Company or Avantor, which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.
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
•risks related to our operations in Russia and Iran, including restrictions on our access to banking services, changes in the U.S., EU or other sanctions laws that limit financial transactions or increase or compliance burden and potential legal exposure and counterparty risk;
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
In addition, any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, and restrictions on certain business activities, which could result in the disruption of our distribution and sales activities.
Our success expanding internationally will depend, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries in which we do business. Failure to manage these and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.
Disputes with labor unions may adversely affect our ability to operate in our Sweden facility and may impact our financial results.
Our production group in Sweden is represented by an IF Metall collective bargaining agreement. Our failure to successfully renegotiate this labor agreement as it expires could lead to work stoppages or other disputes with labor unions. Our manufacturing facility in Sweden is used to support the production, packaging and labeling of our proprietary test kits: Olerup SSP, QTYPE, AlloSeq cfDNA and HCT. Disruptions to our manufacturing facility through various forms of labor disputes could adversely affect us. Any strike, work stoppage, or other dispute with a labor union distracts management from operating the business, may displace employees from ordinary job positions to fill in vacant positions, may affect our reputation, and could materially adversely affect our business, results of operations, and financial condition.
Our operating results may be adversely affected by unfavorable economic and market conditions.
Many of the countries in which we operate, including the U.S. and several of the members of the European Union, or EU, have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; prolonged periods of increased inflation globally and in the U.S. in particular; liquidity concerns at financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be further diminished, our expenses could increase faster than anticipated or payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts, and we may utilize our capital resources sooner than expected. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
We have previously announced restructuring plans intended to optimize costs and simplify our organizational and corporate structure, and we most recently implemented such plans in January, May and December 2023, and November and December 2024. Any additional restructuring efforts may divert management’s attention, increase expenses on a short-term basis and lead to potential issues with employees, customers or suppliers. If we do not complete these activities in a timely manner; do not realize anticipated cost savings, synergies and efficiencies or business disruption occurs during or following such activities; or incur unanticipated charges, our business, financial condition, operating results and cash flows may be materially impaired.
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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Ottr, XynManagement, TransChart, MedActionPlan, TTP, HLA Data Systems, MediGO, or any other businesses or assets that we may acquire.
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
Under the License and Commercialization Agreement, or the License Agreement, with Illumina, we are obligated to complete timely development and commercialization of future products, including meeting certain commercialization milestones. The failure to meet any such milestones could result in the loss of exclusivity for the affected licensed products. Additionally, we are required to pay royalties in the mid-single to low-double digits on sales of future commercialized products.
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
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in 2022 in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us in the first quarter of 2023 it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal. Ultimately, 100% of claims which were appealed were resolved in our favor. We have also met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. In addition, in the second quarter of 2023, we received a record request from UPIC. UPIC has the authority to implement Medicare payment suspensions during the pendency of an audit and the ability to refer billing matters to other regulatory agencies. In the third quarter of 2023, the UPIC provided us with notice that we had received Medicare payments in error, resulting in an overpayment of $38,975.02. The UPIC further stated that going forward it wished to support our efforts to remedy the billing issues and it would continue to monitor our Medicare claim submission patterns. We have appealed the denied claims consistent with our statutory rights. In the first quarter of 2025, we received an additional UPIC records request. We expect further intensification of the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre- and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. We could be forced to expend considerable resources responding to these audits or other inquiries. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung and future solutions, as well as the results of Noridian’s referral to CMS and any audits or inquiries evaluating our services create a risk of further regulatory or enforcement action from these or other regulatory agencies, or that our claims are denied or that any historical reimbursement of such claims is subject to forfeiture and could negatively affect our revenue, cash flows and profitability.

Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung.
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
In addition to the Affordable Care Act, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, the U.S. Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012”, which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. PAMA introduced a multi-year phase in of a new payment system for services paid under the CLFS. Under this new system, beginning in 2017 laboratories began reporting to CMS the payment rates paid to the laboratories by commercial third-party payers including Medicare and Medicaid managed care plans, for each test and the volume of each test performed. CMS began using the reported data to set new payment rates under the CLFS in 2018. For most tests, rates will only be adjusted every three years. For newly developed tests that are considered to be “advanced diagnostic lab tests,” the Medicare payment rate will be the actual list price offered to third-party payers for the first three quarters that the tests are offered, subject to later adjustment. CMS will establish subsequent payment rates using the commercial third-party payer data reported for those tests.
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
There have been public announcements by President Trump and members of the U.S. Congress regarding plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal, replacement or expansion of the Affordable Care Act or the effect such repeal, replacement or expansion would have on our business. Regardless of the impact of any repeal, replacement or expansion of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloSure Kidney and AlloMap Heart, and is expected to remain in effect through at least 2025. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.
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
Finally, we may be subject to regulation in foreign jurisdictions where we offer our test. Failure to maintain certification in those states or countries where it is required could prevent us from testing samples from those states or countries, could lead to the suspension or loss of licenses, certificates or authorizations, and could have an adverse effect on our business. We were inspected as part of the customary College of American Pathologists audit and recertified in 2024 as a result of passing that inspection. We expect the next regular inspection under the CLIA to occur in 2026.
If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, or AlloSure Lung which would limit our revenues and materially harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.
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
If the FDA or the U.S. Congress decides to regulate LDTs and other future solutions under development as medical devices, we could be required to conduct additional premarket analytical studies and clinical testing subsequent to continued commercialization in the case of AlloSure LDTs and/or conduct premarket clinical and analytical testing prior to submitting a regulatory application for commercial sales for future products not yet developed. If we are required to conduct premarket analytical studies and clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of analytical or clinical testing could significantly increase our development costs and delay test commercialization and also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient blood or tissue samples or insufficient data regarding the associated clinical outcomes. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials and reduce our control over such activities. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, applicable regulatory requirements, or for other reasons, our clinical trials may have to be extended, delayed or terminated. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our solutions under development and our ability to be profitable.
Any test for which we obtain regulatory clearance will be subject to extensive ongoing regulatory requirements, and we may be subject to penalties if we or our contractors or commercial partners fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and our other products and solutions, along with the manufacturing processes, packaging, labeling, distribution, import, export, and advertising and promotional activities for such products and solutions, are or will be subject to continual requirements of, and review by, CMS, state licensing agencies, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising, promotion, recordkeeping and adverse event reporting. Regulatory clearance of a test or device may be subject to limitations by the regulatory body as to the indicated uses for which the product may be marketed or to other conditions of approval. For example, we are exploring utilization of AlloMap Heart in areas that could be considered outside the scope of our current labeling. Broader uses would require FDA clearance as well as changes to the labeling.
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

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. We previously received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. On September 25, 2023, we reported that by letter dated September 19, 2023, we were notified by the staff of the SEC that the SEC has concluded its investigation as to our company and does not intend to recommend an enforcement action by the SEC against us. We also previously received an information request from a state regulatory agency. The state regulatory agency later requested that we submit an application for state licensure for certain specimen processing activities. We are in the process of applying for that license. We previously received a request for information from a separate state regulatory agency and we may receive additional requests for information from the DOJ or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the prior SEC subpoena, or the state regulatory agency information request raises or raised any issues regarding the safety or clinical utility of any of our products or services and are cooperating fully with the investigations and the request for information. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of the DOJ investigation or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. We may expend significant financial and managerial resources in connection with responding to the CID and other information requests. Any of the foregoing consequences could seriously harm our business and our financial results.
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
As of December 31, 2024, we had seven issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between October 2025 and May 2035. In addition, we had three U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.

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
We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors were first to file. Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent in order to carry on our business. If another party has filed a United States patent application covering an invention that is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office or a court to determine priority of invention in the United States for pre-AIA applications and patents.
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
We may in the future receive offers to license patents or notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is unpredictable, expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third-party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our test or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business.
In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. See Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference, for a discussion of our recently completed and ongoing litigation with Natera.

We may be required to take further action to maintain and protect our intellectual property rights against third parties.
In the event we determine that a party is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party or we may determine to initiate a lawsuit against such party. The process of negotiating a license with a third-party can be lengthy, and may take months or even years in some circumstances. In addition, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all. See Note 9, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference, for a discussion of our recently completed and ongoing litigation with Natera.
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
•the potential that the defendant may successfully persuade a court that its technology or products do not infringe our intellectual property rights;
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
In addition to seeking patents for some of our technologies and solutions, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot be certain that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure are, or will be, adequate.

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
Third parties have attempted, and may in the future attempt, to fraudulently induce employees, contractors or consumers into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our critical information, which could result in significant legal and financial exposure. While we still continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third-party training regarding phishing, malware, and other cyber risks, monitoring of networks and systems and maintenance of back up of protective systems), which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable to damage, disruptions or shut downs due to attack by hackers or breaches, phishing scams, ransomware, systems failures, computer viruses, employee errors or other malfeasance. A security breach or privacy violation that leads to disclosure or modification of or prevents access to consumer information (including personally identifiable information or protected health information) could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Any such breach or interruption could compromise our networks or those of our third-party service providers, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill our payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future products and solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position. We have insurance coverage in place for certain potential liabilities and costs relating to service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, but this insurance is limited in amount, subject to a deductible, and may not be adequate to cover us for all costs arising from these incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. For example, the CCPA took effect on January 1, 2020 and requires, among other things, covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CPRA, which took effect in January 2023, amended the CCPA, and also created a new state agency that has authority to implement and enforce the CCPA and the CPRA. The CCPA and the CPRA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the amendments to the CCPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which became effective in 2023. Further, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026. Internationally, the General Data Protection Regulation, or the GDPR, took effect in May 2018 within the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2024, our closing stock price ranged from $7.56 to $33.99 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
•demand by clinicians and recipients for our current and future solutions, if any;
•coverage and reimbursement decisions by third-party payers and announcements of those decisions;
•clinical trial results and publication of results in peer-reviewed journals or their presentation at medical conferences;
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 36.1% of our common stock as of February 24, 2025. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
During the year ended December 31, 2024, we purchased an aggregate of 55,500 shares of our common stock under the Repurchase Program for an aggregate purchase price of $0.5 million. The Repurchase Program was renewed on February 20, 2025 where we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, which was not remediated at December 31, 2024. If we are unable to remediate this material weakness and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States. As described under Item 9A “Controls and Procedures” of this Annual Report on Form 10-K, in connection with the preparation of our consolidated financial statements as of December 31, 2024 and for the year then ended, we identified a material weakness in our internal control over financial reporting. This material weakness was identified in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2022 and has not been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2024, we identified a material weakness with respect to the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to (i) sufficiency of competent personnel to perform internal control activities and support the achievement of our internal control objectives; (ii) monitoring and risk assessment are performed to monitor and identify risks related to complex and/or non-routine transactions; and (iii) performing control activities in accordance with established policies in a timely manner.
Specifically, we determined that insufficient risk assessment was performed to identify risks related to complex and/or non-routine transactions and financial reporting personnel failed to perform control activities and to provide necessary oversight and monitoring of the accounting and reporting of complex and/or non-routine transactions. This control deficiency creates a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis and constitutes a material weakness in our internal control over financial reporting. This material weakness resulted in immaterial corrected errors in the reporting of stock-based compensation expense as presented within Part II - Item 9B of this Annual Report on Form 10-K.
Our management has been engaged in developing and implementing remediation plans to address the material weakness described above. However, the material weakness will not be fully remediated until management can demonstrate the full effectiveness of controls over a sufficient period of time, and we can give no assurance on the success of such measures or the outcome of our assessment of these measures at this time.
If the steps we take to remediate the material weakness are ineffective, the material weakness could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filings of our required periodic reports. This might lead to investors losing confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which could require additional financial and management resources.
Furthermore, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate our existing material weakness or avoid potential future material weaknesses.

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
Our amended and restated bylaws designate the federal district courts of the United States of America as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision does not apply to claims brought pursuant to the Securities Exchange Act, or the rules and regulations promulgated thereunder, or any other claim for which the U.S. federal courts have exclusive jurisdiction. Any person or entity holding, owning or otherwise acquiring any interest in any security of our company shall be deemed to have notice of and consented to this provision. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to this exclusive forum provision. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or operating results.
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
We are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act, or Section 404, and other requirements will increase our costs and require additional management resources. Pursuant to Section 404, we are required to, among other things, file a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We are continuing to implement and update new finance and accounting systems as we grow our business and organization and to satisfy internal control and reporting requirements.
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
We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner designed to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management and reported to the Audit and Finance Committee of the Board, or the Audit and Finance Committee, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
Governance
The Board, in coordination with the Audit and Finance Committee, oversees our risk management program, including the management of cybersecurity threats. The Board and the Audit and Finance Committee each receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. The Board and the Audit and Finance Committee also receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds. Annually, the Board and the Audit and Finance Committee discuss our approach to overseeing cybersecurity threats with our Chief Technology Officer, or CTO, and other senior management members.

The CTO, in coordination with senior management including the Chief Executive Officer, Chief Financial Officer, and General Counsel, works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, cross-functional teams have been established to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CTO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and report such threats and incidents to the Audit and Finance Committee when appropriate.
The CTO has served in various roles in information technology and information security for over 25 years. The CTO holds undergraduate and graduate degrees in Management Information Systems and Masters in Business Administration. Our Chief Executive Officer, Chief Financial Officer, and General Counsel each hold undergraduate and graduate degrees in their respective fields. Collectively, they have several decades of experience managing risk at our company and in similar organizations or settings and assessing cybersecurity threats.
Material Effects of Cybersecurity Incidents
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
ITEM 2. PROPERTIES
Our headquarters are located in Brisbane, California. We lease facilities in North America, Europe, and Australia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2024:

Location	Function	Square Footage
United States
Brisbane, California	Corporate headquarters	26,506
Brisbane, California	Research & development and clinical laboratories	61,444
West Chester, Pennsylvania	Sales office and distribution	6,336
Omaha, Nebraska	Digital solutions office	24,984
Columbus, Ohio	Digital solutions office	3,806
Flowood, Mississippi	Transplant pharmacy	4,800
Europe
Stockholm, Sweden	Research & development and product manufacturing	24,940
Australia
Fremantle	Research & development	5,199
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
Holders of Record
As of February 24, 2025, there were approximately 59 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for CareDx, Inc. from December 31, 2019 through December 31, 2024 against the Nasdaq Market Composite Index and Nasdaq Biotech Index, assuming a $100 investment made on December 31, 2019. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100 on December 31, 2019
Among CareDx, Inc., Nasdaq Composite Index, and Nasdaq Biotech

USD ($)
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
CareDx
Nasdaq Composite
Nasdaq Biotech

Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fourth quarter of 2024.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Issuer Repurchases of Equity Securities and Withholding of Equity Securities
During the quarter ended December 31, 2024, we did not purchase any shares of our common stock pursuant to our stock repurchase program. In addition, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. Shares repurchased by us or withheld to satisfy tax withholding obligations during each month of the quarter ended December 31, 2024 were as follows:

	Total Number of Shares Purchased or Withheld		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2024 - October 31, 2024	32,051	(1)	$32.05	—	$21.4	(2)
November 1, 2024 - November 30, 2024	77,889	(1)	23.04	—	21.4	(2)
December 1, 2024 - December 31, 2024	17,952	(1)	22.80	—	—	(2)
Total	127,892			—
(1) Represents shares of our common stock withheld from employees for the payment of taxes.
(2) On December 3, 2022, our Board of Directors approved our stock repurchase program, authorizing us to purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out, subject to approval by the committee of the Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. The Repurchase Program was renewed on February 20, 2025 where we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025.

ITEM 6. [RESERVED]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the SEC. Historical results are not necessarily indicative of future results.
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented under Results of Operations of this Form 10-K. Discussions regarding our financial condition and results of operations for fiscal 2023 compared to 2022 have been omitted from this Annual Report on Form 10-K, but can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024, which is available without charge on the SEC's website at www.sec.gov and on our investor relations website at caredx.com.
Overview
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
Our commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated several clinical studies to generate data on our existing and planned future testing services. We have signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. We also offer high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. We also provide digital solutions to transplant centers and various offerings in patient and digital solutions.
See Part I, Item 1 (Business) of this Annual Report on Form 10-K for further information about our business.
Fourth Quarter Business Highlights
•Sixth consecutive quarter of sequential testing services volume growth
•AlloSure® Kidney surveillance testing continued to increase in the fourth quarter
•Submitted first manuscript of the Kidney Outcomes Allograft Rejection (KOAR) study for publication
•Published study in the journal Transplant International shows AlloSeq cfDNA highly accurate in detecting organ transplant rejection
Full Year 2024 Financial Highlights
•Revenue of $333.8 million, driven by testing services revenue growth of 19% year-over-year
•Testing services revenue of $249.4 million, increased 19% year-over-year, and testing services volume of approximately 176,000, increased 6% year-over-year
•Patient and digital solutions revenue of $43.6 million and product revenue of $40.8 million, representing year-over-year growth of 18% and 22%, respectively
•GAAP net income of $52.5 million
•Cash flow from operations of $38 million
•Cash, cash equivalents, and marketable securities of $261 million, with no debt, as of December 31, 2024
Factors Affecting Our Performance
The Number of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung Tests We Receive and Report
The growth of our testing services is tied to the number of AlloSure Kidney, AlloMap Heart and AlloSure Heart, HeartCare and AlloSure Lung patient samples we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.
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

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
(In thousands)

	Year Ended December 31,
	2024	2023	Change
Revenue:
Testing services revenue	$249,381	$209,685	$39,696
Product revenue	40,783	33,517	7,266
Patient and digital solutions	43,621	37,122	6,499
Total revenue	333,785	280,324	53,461
Operating expenses:
Cost of testing services	55,611	57,642	(2,031)
Cost of product	23,381	18,379	5,002
Cost of patient and digital solutions	30,638	25,978	4,660
Research and development	72,405	81,866	(9,461)
Sales and marketing	81,718	83,334	(1,616)
General and administrative	123,784	117,868	5,916
Restructuring cost	1,783	2,320	(537)
Litigation expense	(96,300)	96,300	(192,600)
Total operating expenses	293,020	483,687	(190,667)
Income (loss) from operations	40,765	(203,363)	244,128
Other income:
Interest income, net	11,765	11,867	(102)
Change in estimated fair value of common stock warrant liability	—	10	(10)
Other income, net	329	1,343	(1,014)
Total other income	12,094	13,220	(1,126)
Income (loss) before income taxes	52,859	(190,143)	243,002
Income tax expense	(310)	(141)	(169)
Net income (loss)	$52,549	$(190,284)	$242,833
Testing services revenue
Testing services revenue increased by $39.7 million, or 19%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. Revenue increase is primarily driven by testing services volume growth of 6%, and improved average selling price driven by increased collections including collections related to tests performed in prior periods.
Product revenue
Product revenue increased by $7.3 million, or 22%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to higher demand of our commercial NGS-based kitted solutions.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $6.5 million, or 18%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to revenue generated from HLA Data Systems, MediGO, Transplant Pharmacy and other core digital offerings.
Cost of testing services
Cost of testing services decreased by $2.0 million, or (4)%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease is primarily driven by efficiency measures to lower laboratory expenses.
Cost of product

Cost of product increased by $5.0 million, or 27%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase in product revenue.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $4.7 million, or 18%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in the cost of patient and digital solutions is in line with the increase in revenue for patient and digital solutions and is primarily due to an increase in cost of goods from sales in the pharmacy business and our digital offerings.
Research and development
Research and development expenses decreased by $9.5 million, or (12)%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease in clinical trials of $6.5 million, a decrease in consulting and professional fees of $2.4 million and a decrease in software costs of $0.5 million.
Sales and marketing
Sales and marketing expenses decreased by $1.6 million, or (2)%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease in stock-based compensation expense of $1.4 million, a decrease in travel costs of $0.6 million and a decrease in tradeshows and events of $1.6 million, offset by an increase in personnel-related costs of $2.2 million.
General and administrative
General and administrative expenses increased by $5.9 million, or 5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase in stock-based compensation expense of $19.5 million, and an increase in personnel-related costs of $8.8 million, offset by a decrease in legal expenses of $18.5 million, a decrease in other expenses of $4.5 million. The increase in stock-based compensation expense was primarily due to accelerated vesting over a shortened service period for awards held by the former CEO and former General Counsel of $14.3 million.
Restructuring costs
Restructuring costs decreased by $0.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to lesser headcount impacted by restructuring.
Litigation expense
Litigation expense relates to the patent infringement claims filed by Natera against us and alleged that our product, AlloSure, infringes Natera's U.S. Patent 11,111,544. The jury awarded Natera an amount of $96.3 million and we recorded the amount as litigation expense for the year ended December 31, 2023. In February 2025, the District Court ruled that the patents asserted against us are invalid. We reversed the $96.3 million of litigation expense in the year ended December 31, 2024.
Interest income, net
Interest income, net, decreased by $0.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease in interest rates.
Other income, net
During the year ended December 31, 2023, the following events occurred: a $1.0 million gain from settlement of an obligation and a $1.1 million gain from the recovery of an impaired loan that was already written-off, offset by a decrease in unrealized investment loss of $0.3 million. During the year ended December 31, 2024, there was a $0.5 million gain from a reduction in contingent consideration and an increase in other business expense of $0.3 million. These resulted in a decrease in other income, net, of $1.0 million for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Income tax expense
For the year ended December 31, 2024, we recorded an income tax expense of $0.3 million on an income before income taxes of $52.9 million. The effective tax rate for the twelve months ended December 31, 2024 differs from the federal statutory tax rate mainly due to the change in valuation allowance, windfall tax benefits from stock-based compensation, nondeductible executive compensation and tax credits.

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

Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $626.2 million at December 31, 2024. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $260.7 million, and no debt outstanding.
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
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved our Stock Repurchase Program, or the Repurchase Program, whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out, subject to approval by the committee of the Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. During the year ended December 31, 2024, we purchased an aggregate of 55,500 shares of our common stock under the Repurchase Program for an aggregate purchase price of $0.5 million. The Repurchase Program was renewed on February 20, 2025 where we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$38,048	$(18,388)	$(25,239)
Investing activities	(483)	40,446	(228,502)
Financing activities	(5,606)	(29,606)	(4,535)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	532	(112)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,491	$(7,660)	$(258,253)
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities consists of net income (loss), adjusted for certain noncash items in the consolidated statements of operations and changes in operating assets and liabilities.
Net cash provided by operating activities for the year ended December 31, 2024 was $38.0 million. Net operating assets decreased by $102.3 million. Our noncash items included $66.4 million in stock-based compensation expense, $14.2 million of depreciation and amortization expense, $5.6 million of amortization of right-of-use assets, $0.6 million of amortization of premium on short-term marketable securities, net, and revaluation of contingent consideration to estimated fair value of $0.9 million.
Net cash used in operating activities for the year ended December 31, 2023 was $18.4 million. Our net loss of $190.3 million was our primary use of cash in operating activities. Our net loss also included the following noncash items: $49.1 million in stock-based compensation expense, $14.4 million of depreciation and amortization expense, amortization of right-of-use assets of $5.4 million, asset impairments and write-downs of $1.0 million, amortization of premium on short-term marketable securities, net of $4.9 million, gain on settlement of obligation and recovery of written-off investment of $2.1 million and revaluation of contingent consideration to estimated fair value of $2.7 million. Cash used in operating activities was also due to an increase in accounts receivable of $16.0 million. Cash used in operating activities was partially offset by an increase in net operating assets of $90.6 million including litigation expense of $96.3 million recorded as other liabilities related to the jury award in the Natera IP infringement matter.
Cash Flows from Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $0.5 million and primarily related to purchase of short-term marketable securities of $160.3 million, additions of capital expenditures of $6.5 million and purchase of corporate equity securities of $0.6 million, offset by maturities of short-term marketable securities of $166.9 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $5.6 million and primarily related to repurchase and retirement of common stock of $0.5 million, taxes paid related to net share settlements of restricted stock units of $10.1 million and payments of contingent consideration of $5.3 million. These payments were partially offset by the proceeds from exercises of stock options of $8.9 million and proceeds from issuances of shares of common stock under our employee stock purchase plan of $1.4 million.
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
For a discussion regarding our cash flows for the year ended December 31, 2022, please refer to the discussion under the heading “Results of Operations—Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of December 31, 2024 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, please refer to Note 9, Commitments and Contingencies, of the consolidated financial statements, and “Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Annual Report on Form 10-K.
Foreign Operations
The accompanying consolidated balance sheets contain certain recorded assets in foreign countries, namely Stockholm, Sweden, and Fremantle, Australia. Although these countries are considered economically stable and we have experienced no notable burden from foreign exchange transactions, export duties, government regulations, or unanticipated events in foreign countries could have a material adverse effect on our operations.
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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue from testing services, product sales and patient and digital solutions revenue in the amount that reflects the consideration which it expects to be entitled in exchange for goods or services as it transfers control to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, an entity satisfies a performance obligation.
Testing Services Revenue
AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung patient tests are ordered by healthcare providers. We receive a test requisition form with payer information along with a collected patient blood sample. We consider the patient to be our customer and the test requisition form to be the contract. Testing services are performed in our laboratory. Testing services represent one performance obligation in a contract and are performed when results of the test are provided to the healthcare provider, at a point in time.
The healthcare providers that order the tests and on whose behalf we provide testing services are generally not responsible for the payment of these services. The first criterion, identify the contract(s) with a customer, and the second criterion, identify the performance obligations in the contract, of revenue recognition are satisfied when we receive a test requisition form with payer information from the healthcare provider. Generally, we bill third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare or AlloSure Lung test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer.
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
We monitor revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected or changes made to contracted rates, our discussions with payers, and other pertinent information. In addition, consistent with ASC 606-10-25-1, we continue to assess whether it is probable that we will collect substantially all of the consideration to which we will be entitled when determining if a contract with a customer exists.
Product Revenue
Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable in the contract. The products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligation related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is primarily derived from a combination of SaaS and perpetual software license agreements entered into with various transplant centers, which are our customers for this class of revenue. The main performance obligations in connection with our SaaS and perpetual software license agreements are the following: (i) implementation services and delivery of the perpetual software license, which are considered a single performance obligation, (ii) post contract support. We allocate the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized at the point in time when control of the license is transferred and made available for the customer's use and benefit.
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
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Goodwill recorded in a business combination is not subject to amortization. Instead, it is tested for impairment on an annual basis and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. We have a single reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole.

Our annual impairment test date is December 1st. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and the market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference. We elect to bypass the qualitative assessment in a period and proceeds to perform the quantitative goodwill impairment test.
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
In connection with our annual goodwill assessment on December 1, 2024, we performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions, and our market capitalization. Based on this analysis, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2024, no impairment of goodwill has been identified.
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
As of December 31, 2024, no impairment of acquired in-process technology assets has been identified.
Intangible assets and long-lived assets subject to amortization
We evaluate our finite-lived intangible assets and our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We then compare the carrying amounts of an asset group with the future net undiscounted cash flows expected to be generated by such asset group. If an impairment exists, we measure the impairment based on the excess carrying value of the asset group over the asset group’s fair value determined using discounted estimates of future cash flows. As of December 31, 2024, no impairment has been identified.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $114.7 million at December 31, 2024, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $1.1 million on our consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and sell to other countries throughout the world. As a result, we are subject to foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, and the Euro, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2024, would have negatively impacted our consolidated balance sheets for the year ended December 31, 2024 by $0.1 million and our product revenue by $1.5 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility but may do so in the future if our exposure to foreign currencies should become more significant. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CareDx, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CareDx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareDx, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
The Company’s testing services revenue is recognized when the results of the test are provided to the healthcare provider, at which time the Company generally bills for its services. The Company estimates revenue for non-Medicare payers using transaction prices determined for each financial class of payers using their history of reimbursements.
The transaction price estimate includes an analysis of the average reimbursement per test and a percentage of tests reimbursed. This estimate requires significant judgment. The Company monitors revenue estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Changes in transaction price estimates are updated quarterly based on actual cash collected. The Company also considers whether historical collections per test are indicative of future collections or if there are any current or expected developments or changes that could affect reimbursement rates.
We identified management’s estimation of the transaction price for transaction services billed to non-Medicare payers as a critical audit matter due to the significant judgments required by management to estimate how coverage practices and policies of payers might affect the amounts received. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of more experienced engagement team members, when performing audit procedures to evaluate the estimated transaction prices.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimation of transaction prices for testing services revenue (non-Medicare) included the following, among others:
•We tested the effectiveness of controls over the Company’s testing services revenue, including those over the estimation of transaction prices.
•We tested the assumptions used by management to estimate transaction prices by:
◦Testing the mathematical accuracy of management’s calculation.
◦Testing the historical cash receipts from non-Medicare payers used in the estimate of transaction prices, by making selections and agreeing the selected information to source documents.
◦Testing management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2024.
◦Evaluating trends in revenue and accounts receivable compared to previous periods to identify evidence inconsistent with management’s estimated transaction prices.
◦We tested the accuracy and completeness of the lab billing report by tracing to source documents, including the test requisition form, fax support, proof of insurance, and payment support.

/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2025
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CareDx, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareDx, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
COSO Framework
The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to (i) sufficiency of competent personnel to perform internal control activities and support the achievement of our internal control objectives; (ii) monitoring and risk assessment are performed to monitor and identify risks related to complex and/or non-routine transactions; and (iii) performing control activities in accordance with established policies in a timely manner.

Specifically, the Company determined that insufficient risk assessment was performed to identify risks related to complex and/or non-routine transactions and financial reporting personnel failed to perform control activities and to provide necessary oversight and monitoring of the accounting and reporting of complex and/or non-routine transactions. This control deficiency creates a reasonable possibility that a material misstatement of the Company’s consolidated financial statements would not be prevented or detected on a timely basis and constitutes a material weakness in the Company’s internal control over financial reporting.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2025

CareDx, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$114,689	$82,197
Marketable securities	145,964	153,221
Accounts receivable	64,605	51,061
Inventory	19,503	19,471
Prepaid and other current assets	7,071	7,763
Total current assets	351,832	313,713
Property and equipment, net	33,552	35,246
Operating leases right-of-use assets	24,340	29,891
Intangible assets, net	38,184	45,701
Goodwill	40,336	40,336
Restricted cash	585	586
Other assets	2,221	1,353
Total assets	$491,050	$466,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,686	$12,872
Accrued compensation	38,333	19,703
Accrued and other liabilities	43,352	45,497
Total current liabilities	89,371	78,072
Deferred tax liability	164	136
Contingent consideration	174	2,461
Operating lease liability, less current portion	22,263	28,278
Other liabilities	645	96,551
Total liabilities	112,617	205,498
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2024 and 2023; 54,771,203 shares issued and outstanding at December 31, 2024; 51,503,377 shares issued and outstanding at December 31, 2023	51	49
Additional paid-in capital	1,013,193	946,511
Accumulated other comprehensive loss	(8,569)	(6,963)
Accumulated deficit	(626,242)	(678,269)
Total stockholders’ equity	378,433	261,328
Total liabilities and stockholders’ equity	$491,050	$466,826
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Testing services revenue	$249,381	$209,685	$263,748
Product revenue	40,783	33,517	29,251
Patient and digital solutions	43,621	37,122	28,794
Total revenue	333,785	280,324	321,793
Operating expenses:
Cost of testing services	55,611	57,642	72,286
Cost of product	23,381	18,379	17,639
Cost of patient and digital solutions	30,638	25,978	22,287
Research and development	72,405	81,866	90,388
Sales and marketing	81,718	83,334	96,027
General and administrative	123,784	117,868	100,397
Restructuring costs	1,783	2,320	—
Litigation expense	(96,300)	96,300	—
Total operating expenses	293,020	483,687	399,024
Income (loss) from operations	40,765	(203,363)	(77,231)
Other income (expense):
Interest income, net	11,765	11,867	3,762
Change in estimated fair value of common stock warrant liability	—	10	107
Other income (expense), net	329	1,343	(2,872)
Total other income	12,094	13,220	997
Income (loss) before income taxes	52,859	(190,143)	(76,234)
Income tax expense	(310)	(141)	(379)
Net income (loss)	$52,549	$(190,284)	$(76,613)
Net income (loss) per share (Note 3):
Basic	$1.00	$(3.54)	$(1.44)
Diluted	$0.93	$(3.54)	$(1.44)
Weighted-average shares used to compute net income (loss) per share:
Basic	52,773,247	53,764,705	53,321,625
Diluted	56,620,590	53,764,705	53,321,625
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$52,549	$(190,284)	$(76,613)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(1,606)	540	(2,833)
Net comprehensive income (loss)	$50,943	$(189,744)	$(79,446)
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	52,923,360	$52	$853,683	$(4,670)	$(383,189)	$465,876
Issuance of common stock under employee stock purchase plan	93,422	—	2,230	—	—	2,230
Repurchase and retirement of common stock	(50,051)	—	—	—	(642)	(642)
RSU settlements, net of shares withheld	411,176	—	(6,067)	—	—	(6,067)
Issuance of common stock for services	12,764	—	319	—	—	319
Issuance of common stock for cash upon exercise of stock options	142,579	—	2,435	—	—	2,435
Employee stock-based compensation expense	—	—	46,206	—	—	46,206
Foreign currency translation adjustment	—	—	—	(2,833)	—	(2,833)
Net loss	—	—	—	—	(76,613)	(76,613)
Balance at December 31, 2022	53,533,250	52	898,806	(7,503)	(460,444)	430,911
Issuance of common stock under employee stock purchase plan	190,841	—	1,495	—	—	1,495
Repurchase and retirement of common stock	(2,942,997)	(3)	—	—	(27,541)	(27,544)
RSU settlements, net of shares withheld	669,283	—	(3,059)	—	—	(3,059)
Issuance of common stock for services	21,965	—	216	—	—	216
Issuance of common stock for cash upon exercise of stock options	27,903	—	120	—	—	120
Issuance of common stock for cash upon exercise of warrants	3,132	—	26	—	—	26
Employee stock-based compensation expense	—	—	48,907	—	—	48,907
Foreign currency translation adjustment	—	—	—	540	—	540
Net loss	—	—	—	—	(190,284)	(190,284)
Balance at December 31, 2023	51,503,377	49	946,511	(6,963)	(678,269)	261,328
Issuance of common stock under employee stock purchase plan	159,019	—	1,397	—	—	1,397
Repurchase and retirement of common stock	(55,500)	—	—	—	(522)	(522)
RSU settlements, net of shares withheld	2,620,716	2	(10,092)	—	—	(10,090)
Issuance of common stock for services	16,582	—	174	—	—	174
Issuance of common stock for cash upon exercise of stock options	527,009	—	8,936	—	—	8,936
Employee stock-based compensation expense	—	—	66,267	—	—	66,267
Foreign currency translation adjustment	—	—	—	(1,606)	—	(1,606)
Net income	—	—	—	—	52,549	52,549
Balance at December 31, 2024	54,771,203	$51	$1,013,193	$(8,569)	$(626,242)	$378,433
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$52,549	$(190,284)	$(76,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	66,406	49,086	46,553
Asset impairments and write-downs	—	1,000	840
Depreciation and amortization	14,194	14,386	11,595
Amortization of right-of-use assets	5,563	5,438	4,412
Unrealized loss on long-term marketable equity securities	—	—	1,181
Realized gain on sale of long-term marketable equity securities, net	—	(284)	—
Loss on disposal of asset	91	44	—
Gain on settlement of obligation and recovery of written-off investment	—	(2,109)	—
Revaluation of common stock warrant liability to estimated fair value	—	(10)	(107)
Revaluation of contingent consideration to estimated fair value	931	2,677	727
Amortization of premium and accretion of discount on short-term marketable securities, net	621	(4,927)	390
Changes in operating assets and liabilities:
Accounts receivable	(13,741)	16,016	(6,660)
Inventory	(1,018)	54	(2,859)
Prepaid and other assets	606	1,767	(1,049)
Accounts payable	(5,110)	2,904	(2,054)
Accrued compensation	18,667	2,655	(9,251)
Accrued and other liabilities	(95,661)	89,608	11,327
Accrued royalties	—	(1,557)	—
Operating lease liabilities, net	(5,863)	(5,418)	(3,456)
Change in deferred taxes	(187)	566	(215)
Net cash provided by (used in) operating activities	38,048	(18,388)	(25,239)
Investing activities:
Maturities of short-term marketable securities	166,921	256,038	111,587
Purchases of short-term marketable securities	(160,286)	(201,165)	(315,145)
Purchase of corporate equity securities	(634)	(965)	—
Sale of corporate equity securities	—	2,460	—
Additions of capital expenditures	(6,484)	(8,344)	(21,234)
Acquisition of intangible assets	—	(896)	(3,100)
Acquisition of business, net of cash acquired	—	(6,682)	(610)
Net cash (used in) provided by investing activities	(483)	40,446	(228,502)
Financing activities:
Payment of contingent consideration	(5,325)	(625)	(2,625)
Repurchase and retirement of common stock	(522)	(27,541)	(642)
Proceeds from exercise of warrants	—	4	—
Proceeds from exercise of stock options	8,936	120	2,435
Proceeds from issuance of common stock under employee stock purchase plan	1,397	1,495	2,230
Taxes paid related to net share settlement of restricted stock units	(10,092)	(3,059)	(5,933)
Net cash used in financing activities	(5,606)	(29,606)	(4,535)
Effect of exchange rate changes on cash and cash equivalents	532	(112)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	32,491	(7,660)	(258,253)
Cash, cash equivalents, and restricted cash at beginning of period	82,783	90,443	348,696
Cash, cash equivalents, and restricted cash at end of period	$115,274	$82,783	$90,443
Supplemental disclosures of cash information
Cash paid for interest	$—	$—	$8
Cash paid for income taxes	$317	$738	$392
Supplemental disclosures of cash flow information
Shares issued in lieu of payment	$174	$216	$319
Operating lease right-of-use assets	$195	$607	$22,267
Purchases of capital expenditures in accounts payable and accrued liabilities	$633	$647	$1,423
Employee stock purchase plan shares included in accrued compensation	$975	$556	$686
Contingent consideration	$—	$3,499	$—
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx, Inc. (“CareDx” or the “Company”), together with its subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. The Company offers testing services, products, and patient and digital solutions along the pre- and post-transplant patient journey. The Company’s headquarters are in Brisbane, California. The primary operations are in Brisbane, California; Omaha, Nebraska; and Stockholm, Sweden.
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. The Company has signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital solutions to transplant centers and various offerings.
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
Concentrations of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and marketable securities. The Company’s policy is to invest its cash and cash equivalents in money market funds, obligations of U.S. government agencies and government-sponsored entities, commercial paper, corporate debt securities and various bank deposit accounts. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheets that may be in excess of insured limits.
The Company is also subject to credit risk from its accounts receivable, which are derived from revenue earned from AlloSure Kidney, AlloSure Heart, AlloMap Heart, HeartCare and AlloSure Lung tests provided for patients located in the U.S. and Canada, and billed to various third-party payers, from sales of products to distributors, strategic partners and transplant laboratories in Europe, Asia, the Middle East, Africa, the U.S., Latin America and other geographic regions, and from sales of patient and digital solutions software. The Company has not experienced any significant credit losses and does not require collateral on receivables. For the years ended December 31, 2024, 2023 and 2022, approximately 38%, 40% and 53%, respectively, of total revenue was billed to Medicare. No other payers represented more than 10% of total revenue for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024 and 2023, approximately 27% and 36%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either December 31, 2024 or 2023.

Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consist primarily of amounts invested in money market funds.
Restricted Cash
As a condition of the lease agreements for certain facilities, the Company must maintain letters of credit and certain minimum collateral requirements. The cash used to support these arrangements of $0.6 million is classified as long-term restricted cash on the accompanying consolidated balance sheets.
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of December 31, 2024, the Company’s short-term marketable securities consisted of corporate debt securities with maturities of greater than three months but less than 12 months at the time of purchase, which were classified as current assets on the consolidated balance sheet.
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
Inventory
Inventories are stated at the lower of actual purchased cost, determined on an average cost basis, on a first-in, first-out basis, or at net realizable value. Excess and obsolete inventories are determined primarily based on expiration dates and future demand forecasts, and write-downs of excess and obsolete inventories are recorded as a component of cost of product.
Property and Equipment, net
Property and equipment are stated at historical cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful life is generally three to five years for computer, office and laboratory equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.
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
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Goodwill recorded in a business combination is not subject to amortization. Instead, it is tested for impairment on an annual basis and whenever events or changes in circumstances indicate its carrying amount may not be recoverable. The Company has a single reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole.
The Company’s annual impairment test date is December 1st. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and the market considerations, and the Company's overall financial performance. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, the Company records an impairment loss based on the difference. The Company elects to bypass the qualitative assessment in a period and proceeds to perform the quantitative goodwill impairment test.
When necessary, to determine the reporting unit’s fair value under the quantitative approach, the Company uses a combination of income and market approaches, such as estimated discounted future cash flows of that reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. The Company also considers its market capitalization on the date of the analysis to assess the reasonableness of the reporting unit’s fair value.
Indefinite-lived intangible assets
The Company evaluates the carrying value of indefinite-lived intangible assets, related to acquired in-process technology assets and a favorable license agreement, which are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Accordingly, amortization of the acquired in-process technology assets and the favorable license agreement will not occur until the products reach commercialization.
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
Finite-lived intangible assets and long-lived assets
The Company evaluates its finite-lived intangible assets and its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company then compares the carrying amounts of the asset group with the future net undiscounted cash flows expected to be generated by such asset group. If an impairment exists, the Company measures the impairment based on the excess carrying value of the asset group over the asset group’s fair value determined using discounted estimates of future cash flows. Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, and sales and marketing expenses in the consolidated statements of operations.

Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company uses the U.S. GAAP fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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
The carrying amounts of certain financial instruments of the Company, including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of the contingent consideration liability also represents its fair value.
Leases
The Company determines if an arrangement is or contains a lease at contract inception. For leases with an initial term of 12 months or less, a right-of-use (“ROU”) asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also has lease arrangements with lease and non-lease components. The Company does not separate non-lease components from lease components for the Company's facility leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less.
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
Testing Services Revenue
AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung patient tests are ordered by healthcare providers. The Company receives a test requisition form with payer information along with a collected patient blood sample. The Company considers the patient to be its customer and the test requisition form to be the contract. Testing services are performed in the Company’s laboratory. Testing services represent one performance obligation in a contract and are performed when results of the test are provided to the healthcare provider, at a point in time.

The healthcare providers that order the tests and on whose behalf the Company provides testing services are generally not responsible for the payment of these services. The first criterion, identify the contracts(s) with a customer, and the second criterion, identify the performance obligations in the contract, of revenue recognition are satisfied when the Company receives a test requisition form with payer information from the healthcare provider. Generally, the Company bills third-party payers upon delivery of an AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare or AlloSure Lung test result to the healthcare provider. Amounts received may vary amongst payers based on coverage practices and policies of the payer. The Company has used the portfolio approach under ASC Topic 606, Revenue from Contracts with Customers, to identify financial classes of payers. Revenue recognized for Medicare and other contracted payers is based on the agreed current reimbursement rate per test, adjusted for historical collection trends where applicable. The Company estimates revenue for non-contracted payers and self-payers using transaction prices determined for each financial class of payers using a history of reimbursements. This includes analysis of the average reimbursement per test and a percentage of tests reimbursed. These estimates require significant judgment.
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
For the year ended December 31, 2024, the Company recognized $17.4 million in revenue for the tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established.
Product Revenue
Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. The Company generally has a contract or a purchase order from a customer with the specified required terms, including the number of products ordered. Transaction prices are determinable in the contract. The products are delivered and control is transferred to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is primarily derived from a combination of software as a service (“SaaS”) and perpetual software license agreements entered into with various transplant centers, which are the Company’s customers for this class of revenue. The main performance obligations in connection with the Company’s SaaS and perpetual software license agreements are the following: (i) implementation services and delivery of the perpetual software license, which are considered a single performance obligation, and (ii) post contract support. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling prices of each distinct performance obligation. Digital revenue in connection with perpetual software license agreements is recognized at the point in time when control of the license is transferred and made available for the customer's use and benefit.
Perpetual software license agreements typically require advance payments from customers upon the achievement of certain milestones. The Company records deferred revenue in relation to these agreements when cash payments are received for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met, and generally recognizes revenue over the contractual term, as performance obligations are fulfilled.
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
Cost of Product

Cost of product reflects the aggregate costs incurred in delivering the Company’s products to customers. The components of cost of product are materials costs, manufacturing and kit assembly costs, direct labor costs, equipment and infrastructure expenses associated with preparing kitted products for shipment, shipping, and allocated overhead including rent, information technology, equipment depreciation and utilities. Cost of product also includes amortization of acquired developed technology and adjustments to inventory values, including write-downs of excess or obsolete inventory.
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
Research and Development Expenses
Research and development expenses, including clinical operations, represent costs incurred to develop diagnostic products and services, high-quality evidence to support the use of the Company’s tests, as well as continued efforts related to improving the Company’s existing products and patient and digital solutions offerings. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, clinical studies and certain allocated expenses as well as amounts incurred under certain collaborative agreements. Research and development costs are expensed as incurred. The Company records accruals for estimated study costs comprised of work performed by contract research organizations based on measure of progress.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income or loss. For the Company, such items consist of foreign currency losses on the translation of foreign assets and liabilities.
Recent Accounting Pronouncements
In December 2024, the Company adopted the new segment reporting standard issued by the Financial Accounting Standards Board (“FASB”) under Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses. All current annual disclosures about a reportable segment’s profit or loss and assets will also be required in interim periods. The new guidance also requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for the Company’s annual disclosures in fiscal year 2024 and interim-period disclosures in fiscal year 2025. See Note 15, Segment Reporting.
Effective in Future Periods
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate certain costs and expenses into specific categories and by relevant expense caption in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This guidance will be effective for the Company's annual disclosures in fiscal year 2027 and for interim period disclosures beginning in fiscal year 2028. The Company is currently evaluating the impact of adopting of the new standard on its consolidated financial statements and related disclosures.
3. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share have been computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period.
For the year ended December 31, 2024, common share equivalents have been included in the calculation of diluted net income per share.
For the years ended December 31, 2023 and 2022, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) used to compute basic net income (loss) per share	$52,549	$(190,284)	$(76,613)
Net income (loss) used to compute diluted net income (loss) per share	$52,549	$(190,284)	$(76,613)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	52,773,247	53,764,705	53,321,625
Weighted-average shares used to compute diluted net income (loss) per share	56,620,590	53,764,705	53,321,625
Net income (loss) per share:
Basic	$1.00	$(3.54)	$(1.44)
Diluted	$0.93	$(3.54)	$(1.44)
The following potentially dilutive securities have been excluded from diluted net income (loss) per share because their effect would be antidilutive:

	Year Ended December 31,
	2024	2023	2022
Shares of common stock subject to outstanding options	2,496,063	3,055,208	2,921,925
Shares of common stock subject to outstanding common stock warrants	—	—	3,132
Restricted stock units	543,479	5,001,370	3,092,467
Total common stock equivalents	3,039,542	8,056,578	6,017,524

4. FAIR VALUE MEASUREMENTS
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$52,230	$—	$—	$52,230
Total	$52,230	$—	$—	$52,230
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,414	$2,414
Long-term liabilities:
Contingent consideration	—	—	174	174
Total	$—	$—	$2,588	$2,588

	December 31, 2023
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$60,525	$—	$—	$60,525
Total	$60,525	$—	$—	$60,525
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$5,469	$5,469
Long-term liabilities:
Contingent consideration	—	—	2,461	2,461
Total	$—	$—	$7,930	$7,930

The following table presents the exercise, changes in estimated fair value, additions, deduction and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Common Stock Warrant Liability and Contingent Consideration
Balance at December 31, 2022	$3,475
Exercise of warrants	(22)
Change in estimated fair value of common stock warrant liability	(10)
Change in estimated fair value of contingent consideration on business combination	2,677
Change in estimated fair value of contingent consideration on asset acquisition	166
Additions to contingent consideration	2,269
Payment related to contingent consideration	(625)
Balance at December 31, 2023	7,930
Change in estimated fair value of contingent consideration on business combination	931
Change in estimated fair value of contingent consideration on asset acquisition	(448)
Deduction from contingent consideration	(500)
Payment related to contingent consideration	(5,325)
Balance at December 31, 2024	$2,588
During March 2023, the Company wrote off $1.0 million of its investment in convertible preferred shares of Cibiltech SAS (“Cibiltech”), which was carried at cost. Cibiltech’s operations have been liquidated. The fair value of this investment was based on Level 3 inputs.
In July 2023, the Company entered into a Securities Holders’ Agreement (the “Agreement”) with a private entity based in France. The private entity was established to continue Cibiltech's activity, which consists of designing, developing, publishing, promoting, distributing, and marketing of software related to predictive solutions, monitoring and/or remote monitoring in the field of human organ allotransplantation, allografting, and chronic organ diseases. The private entity retained all assets of Cibiltech, including its licenses. Pursuant to the Agreement, the Company agreed to invest a certain amount in the private entity, in order to continue the commercialization of the iBox technology. In December 2024, the Company made an additional investment. As of December 31, 2024, the Company has invested a total of $1.4 million. The Company's investment is in the form of ordinary and Class B shares carried at cost.
In December 2023, Miromatrix was acquired by United Therapeutics Corporation ("United Therapeutics"). The Company tendered and sold all of its shares of Miromatrix to United Therapeutics in the transaction for $2.5 million. The Company recognized a $1.5 million gain from the disposal of Miromatrix and recorded it as other income (expense), net, on the consolidated statements of operations for the year ended December 31, 2023. The Company received contingent value rights from United Therapeutics which will expire on December 31, 2025.
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At December 31, 2024 and 2023, money market funds were included as cash and cash equivalents in the consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates ranging from 7% to 12% at December 31, 2024 and 6% to 12% at December 31, 2023. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage results in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
•Common stock warrant liability – Common stock warrant liability is classified within Level 3. The Company utilizes intrinsic value to estimate the fair value of the warrants. The intrinsic value is computed as the difference between the fair value of the Company’s common stock on the valuation date and the exercise price of the warrants. Increases (decreases) in the Company’s stock price result in a directionally similar impact to the fair value of the common stock warrant liability.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is shown in the table below (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$114,689	$82,197	$89,921
Restricted cash	585	586	522
Total cash, cash equivalents, and restricted cash at the end of the period	$115,274	$82,783	$90,443
Marketable Securities
All short-term marketable securities were considered held-to-maturity at December 31, 2024 and 2023. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position. The Company assesses whether the decline in value of short-term marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There has been no recognition of any other-than-temporary impairment at December 31, 2024 and 2023.
The amortized cost, unrealized holding gains, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Fair Value
Short-term marketable securities:
U.S. agency securities	$90,918	$1,648	$92,566
Corporate debt securities	55,046	718	55,764
Total short-term marketable securities	$145,964	$2,366	$148,330

	December 31, 2023
	Amortized Cost	Unrealized Holding Gains	Fair Value
Short-term marketable securities:
U.S. agency securities	$80,468	$2,038	$82,506
Corporate debt securities	72,753	711	73,464
Total short-term marketable securities	$153,221	$2,749	$155,970
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
The pro forma impact of the HLA Data Systems acquisition is not material, and the results of operations of the acquisition has been included in the Company’s consolidated statements of operations from the acquisition date.
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
Asset Acquisition
Effective as of August 9, 2023, the Company purchased an asset from a private entity. The asset consists of a licensing agreement with a university institution. See also Note 9, Commitments and Contingencies.
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
Acquisition costs relating to the asset acquired were $2.6 million, comprised of base consideration of $1.8 million, contingent consideration at fair value of $0.5 million and associated transaction costs of $0.3 million. Only one asset was acquired and the entire cost is assigned to the licensing agreement, which is recorded under Intangible assets, net, in the consolidated balance sheets. The licensing agreement has an indefinite life and is presented in notes to the consolidated financial statements under the intangible assets with indefinite lives category.

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
On December 1, 2024, the Company performed a qualitative assessment of its reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions, and its market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at this time. As of December 31, 2024, 2023 and 2022, there has been no impairment of goodwill.
The following table presents details of the Company’s goodwill as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Balance as of January 1,	$40,336	$37,523
Goodwill acquired	—	2,646
Remeasurement adjustment	—	167
Balance as of December 31,	$40,336	$40,336
Intangible Assets
The following table presents details of the Company’s intangible assets as of December 31, 2024 ($ in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(21,357)	$(2,531)	$13,479	6.6
Customer relationships	25,718	(10,777)	(2,332)	12,609	8.4
Commercialization rights	11,579	(5,760)	—	5,819	4.6
Trademarks and tradenames	5,220	(2,094)	(356)	2,770	8.5
Total intangible assets with finite lives	79,884	(39,988)	(5,219)	34,677
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,257	—	—	2,257
Total intangible assets with indefinite lives	3,507	—	—	3,507
Total intangible assets	$83,391	$(39,988)	$(5,219)	$38,184
The following table presents details of the Company’s intangible assets as of December 31, 2023 ($ in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(18,340)	$(2,269)	$16,758	7.2
Customer relationships	25,718	(9,094)	(1,959)	14,665	9.2
Commercialization rights	11,579	(4,496)	—	7,083	5.6
Trademarks and tradenames	5,220	(1,713)	(288)	3,219	9.3
Total intangible assets with finite lives	79,884	(33,643)	(4,516)	41,725
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,726	—	—	2,726
Total intangible assets with indefinite lives	3,976	—	—	3,976
Total intangible assets	$83,860	$(33,643)	$(4,516)	$45,701

As of December 31, 2024, 2023 and 2022, there has been no impairment of intangible assets.
The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of testing services	$1,316	$1,316	$1,316
Cost of product	1,660	1,655	1,716
Cost of patient and digital solutions	850	1,039	945
Sales and marketing	2,520	2,457	2,252
Total	$6,346	$6,467	$6,229
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2024 (in thousands):

Years Ending December 31,	Cost of Testing Services	Cost of Product	Cost of Patient and Digital Solutions	Sales and Marketing	Total
2025	$1,316	$1,614	$681	$2,488	$6,099
2026	1,316	730	681	2,487	5,214
2027	1,316	730	681	2,473	5,200
2028	1,316	730	681	2,473	5,200
2029	1,085	730	493	2,177	4,485
Thereafter	424	1,795	969	5,291	8,479
Total future amortization expense	$6,773	$6,329	$4,186	$17,389	$34,677

8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$4,819	$3,658
Work in progress	3,793	5,191
Raw materials	10,891	10,622
Total inventory	$19,503	$19,471
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Machinery and equipment	$18,771	$18,051
Leasehold improvements	18,106	18,259
Internally developed software	13,843	15,116
Construction in progress	11,937	8,306
Computer and office equipment	5,650	5,609
Furniture and fixtures	2,187	2,168
Property and equipment	70,494	67,509
Less: Accumulated depreciation and amortization	(36,942)	(32,263)
Property and equipment, net	$33,552	$35,246
Depreciation expense was $7.8 million, $7.9 million and $5.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Clinical studies	$16,166	$15,744
Short-term lease liability	6,103	5,943
Professional fees	5,971	5,911
Deferred revenue	4,848	4,748
Laboratory processing fees and materials	3,184	2,890
Contingent consideration	2,414	5,469
Travel and expenses	819	—
Accrued shipping expenses	504	335
Accrued royalty	255	348
Deferred payments for intangible assets	250	920
Capital expenditures	126	151
License and other collaboration fees	67	250
Other accrued expenses	2,645	2,788
Total accrued and other liabilities	$43,352	$45,497

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
As of December 31, 2024, the carrying value of the ROU asset was $24.3 million. The related current and non-current liabilities as of December 31, 2024 were $6.1 million and $22.3 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the consolidated balance sheets.
Effective March 2024, the Company entered into a sublease agreement with a sub-lessee (a third-party) for office space with a six-year term, commencing on May 1, 2024, for a total of $2.6 million base rent for the duration of the contract.
The following table summarizes the lease cost for the years ended December 31, (in thousands):

	2024	2023	2022
Operating lease cost	$7,717	$7,936	$6,716
Total lease cost	$7,717	$7,936	$6,716

	December 31,
	2024	2023
Other information:
Weighted-average remaining lease term - Operating leases (in years)	4.61	5.43
Weighted-average discount rate - Operating leases (%)	7.1%	7.1%

Supplemental cash flow information related to leases for the years ended December 31, are as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,339	$5,454	$3,665
Total	$5,339	$5,454	$3,665

Maturities of operating lease liabilities as of December 31, 2024, are as follows (in thousands):

Years ending December 31,	Operating Leases
2025	$7,823
2026	7,162
2027	7,274
2028	6,599
2029	1,606
Thereafter	2,509
Total lease payments	32,973
Less imputed interest	4,607
Present value of future minimum lease payments	28,366
Less operating lease liability, current portion	6,103
Operating lease liability, long-term portion	$22,263
As of December 31, 2024, the Company’s leases had remaining terms of 0.33 years to 8.09 years, some of which include options to extend the lease term.
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
In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear this patent infringement suit. As the Review is complete and the Company's petition for review was denied, the Stanford License automatically terminated, and in December 2023, the Company paid Stanford certain past royalties at a reduced rate that were previously suspended within 90 days of the termination. There was no outstanding obligation with Stanford as of December 31, 2024.
Illumina
On May 4, 2018, the Company entered into a license agreement with Illumina, Inc. (the “Illumina Agreement”). The Illumina Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of products covered by the Illumina Agreement.
Other Royalty Commitment
Effective as of August 2023, the Company entered into a license agreement with a university institution (the “University Agreement”). The University Agreement requires the Company to pay royalties in the low single digits on sales of products covered by the University Agreement.
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
Natera
In response to the Company’s false advertising suit filed against Natera Inc. (“Natera”) on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware (the “Court”) alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising. Both parties appealed. On October 8, 2024, the United States Court of Appeals for the Third Circuit remanded the case to make additional findings. On December 23, 2024, the U.S. District Court for the District of Delaware issued an order concluding that there was sufficient evidence to support the jury’s findings of falsity on eight advertisements by Natera. Following the decision, the parties submitted additional briefing to the Third Circuit. The Company did not record a receivable or a gain from the judgment as the amount has not yet been realized.
On July 19, 2022, the U.S. Court of Appeals for the Federal Circuit affirmed the Court’s judgment dismissing the Company’s patent infringement suit against Natera. In May 2023, the Company submitted a petition of certiorari to the U.S. Supreme Court for consideration of the patent infringement suit and in October 2023, the U.S. Supreme Court declined to hear the suit.
In addition, Natera filed suit against the Company on January 13, 2020, in the Court alleging, among other things, that AlloSure infringes Natera’s U.S. Patent 10,526,658. This case was consolidated with the Company’s patent infringement suit on February 4, 2020. On March 25, 2020, Natera filed an amendment to the suit alleging, among other things, that AlloSure also infringes Natera’s U.S. Patent 10,597,724. The suit seeks a judgment that the Company has infringed Natera’s patents, an order preliminarily and permanently enjoining the Company from any further infringement of such patents and unspecified damages. On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. On December 11, 2023, the Court dismissed the case alleging infringement of Natera's U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera's appeal after Natera failed to file its brief and other required papers. On May 30, 2024, Natera filed a second notice of appeal of the dismissal of U.S. Patent 10,597,724. On June 19, 2024, the Company moved to dismiss Natera's appeal. On September 11, 2024, the Federal Circuit denied that motion.
On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. Following trial, Natera moved for an injunction on the Company's prior AlloSure process and the parties engaged in motion practice regarding the jury's verdict and discovery as to whether the Company’s current AlloSure process infringes Natera's U.S. Patent 11,111,544. On September 11, 2024, Natera informed the Court that it was abandoning claims of ongoing infringement. On January 3, 2025, the Court issued an order denying Natera’s motion to set aside the jury’s finding that the Company did not infringe Natera's U.S. Patent 10,655,180. On February 24, 2025, the Court issued an order concluding that Natera's U.S. Patents 11,111,544 and 10,655,180 were invalid for lack of written description thereby overturning the jury verdict. On February 25, 2025, the Court issued an order denying Natera's motion for an injunction as moot but Natera has a right to appeal the Court's invalidation of its patents. The Company intends to defend itself in these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. In addition, Natera's U.S. Patent 11,111,544 is also subject to a pending ex parte reexamination before the United States Patent and Trademark Office (“PTO”). On February 14, 2025, a PTO examiner issued a non-final Office action rejecting Claims 21, 26, and 27 of the patent, the claims CareDx was found to have infringed in the litigation. Natera now has a right to respond to this Office action and there is no guarantee that these Claims will ultimately be rejected. After the jury finding, the Company recognized the damages of $96.3 million as other liabilities on the consolidated balance sheets as of December 31, 2023 as the loss was probable and reasonably estimable at that time. After the Court order overturned the jury finding, the Company derecognized the $96.3 million in other liabilities on the consolidated balance sheets as of December 31, 2024 as the Company concluded that the loss was no longer probable. It is reasonably possible that the Company may not prevail if the case is appealed in which case the range of loss could be up to the jury awarded amount of $96.3 million plus potential interest.
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
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. On February 18, 2025, the private plaintiff who originally filed the qui tam action in 2021 filed an executed summons indicating his intent to proceed with the claims that the DOJ and SEC reviewed and declined to prosecute. The Company denies the allegations in the qui tam action and intends to vigorously defend itself.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of, or any other requests or investigations that may arise, in the future.
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
On September 18, 2024, the court granted the Company’s motion to dismiss the second amended complaint without prejudice, providing plaintiffs leave to file a third amended complaint by no later than October 2, 2024 (a deadline which was subsequently extended by stipulation). On October 18, 2024, plaintiffs filed a third amended complaint, which again alleges that the Company and the individual defendants made materially false and/or misleading statements and/or omissions in violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. Among other things, plaintiffs removed former Chief Financial Officer, Ankur Dhingra, as a named defendant. The third amended complaint reiterates many of the same factual allegations as in prior complaints, but purports to add new allegations based on, among other things, a recently unsealed qui tam action filed by a former employee. On November 15, 2024 the defendants filed a motion to dismiss the third amended complaint and on December 13, 2024, plaintiffs filed an opposition brief. On January 10, 2025, defendants filed their reply brief and a hearing was held on January 28, 2025. On February 18, 2025, the court denied the defendant’s motion to dismiss the third amended complaint.
The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
Derivative Actions
On September 21, 2022, Jeffrey Edelman filed a stockholder derivative action complaint in the U.S. District Court for the Northern District of California against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of the Company’s Board of Directors asserting, among other things, alleged breaches of fiduciary duty against the Individual Defendants based on the factual allegations of the Securities Class Action (the “Edelman Derivative Action”).
In 2023, and 2024, various additional derivative complaints asserting similar allegations and claims were filed in the U.S. District Court for the Northern District of California, all of which were consolidated on April 23, 2024 by the court (the “Consolidated Derivative Action”).
On November 5, 2024 the parties filed a stipulation of voluntary dismissal and proposed order. On November 7, 2024, the court entered a modified order, dismissing the Consolidated Derivative Action without prejudice. In its modified order, the court requested that the parties submit a joint statement to address whether any additional notice to Company stockholders was required. On November 8, 2024, the parties submitted a supplemental joint statement, explaining that the parties did not believe additional Rule 23(c) notice was required and on January 7, 2025, the Court issued an order affirming that finding. The Consolidated Derivative Action has now been dismissed. On February 26, 2025, the plaintiffs in the Consolidated Derivative Action initiated a new action, captioned Edelman v. Bickerstaff, 3:25-c-02036 (N.D. Cal. filed Feb. 26, 2025), purporting to reinstate the claims in the Consolidated Derivative Action and updating and amending their prior complaint.
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
On May 30, 2024, the parties to the Burns Derivative Action filed an amended stipulation and proposed order to continue the stay in that action, which was so-ordered by the court on May 31, 2024. Given the decision in the securities class action, the stay in the Burns Derivative Action will lift in accordance with the terms so-ordered by the court unless otherwise extended.
The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suit, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for this suit.
Insurance Matter
In December 2022, the Company filed a lawsuit against its directors and officers liability insurance carriers in San Mateo County Superior Court. The Company seeks a declaration that costs and fees incurred by the Company in responding to governmental investigatory requests are covered under its policies. The Company also asserts breach of contract against its primary insurer Great American Insurance Company for denying the claim. On June 4, 2024, the Superior Court of the State of California for the County of San Mateo entered an order granting a motion for summary judgment by the insurers. The Company is currently pursuing an appeal of the matter. The policies provide up to $15 million in coverage limits. The Company intends to vigorously pursue its claims, and believes it has good and substantial support for its claims, but there is no guarantee that the Company will prevail in these claims.
10. STOCKHOLDERS’ EQUITY
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
Stock Repurchase Program
On December 3, 2022, the Company's Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”), whereby the Company may purchase up to $50 million in shares of its common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out, subject to approval by the committee of the Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. For the years ended December 31, 2024 and 2023, the Company purchased an aggregate of 55,500 and 2,942,997 shares of its common stock, respectively, under the Repurchase Program for an aggregate purchase price of $0.5 million and $27.5 million, respectively.
These shares were retired upon repurchase. The Company's policy related to repurchase of its common stock is to charge the excess of cost over par value to accumulated deficit.

11. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the plan of $2.3 million, $1.7 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
During the year ended December 31, 2024, no warrants to purchase shares of common stock were exercised. During the year ended December 31, 2023, warrants to purchase approximately 3,000 shares of common stock were exercised for cash proceeds of $4,000.
As of December 31, 2024 and 2023, no warrants to purchase common stock were outstanding.
13. STOCK INCENTIVE PLANS
2014 Equity Incentive Plan
The Company grants stock-based awards under its 2014 Equity Incentive Plan (the “2014 Plan”) that allows for issuance of stock options, restricted stock units (“RSUs”) and other stock awards to the Company’s employees, directors, and consultants. Stock options granted under the 2014 Plan may be exercised when vested and generally expire 10 years from the date of the grant or three months from the date of termination of employment. Vesting periods vary based on awards granted, however; certain stock-based awards may vest immediately or may accelerate based on performance-driven measures. Stock option awards generally vest over four years with a one-year cliff. The RSUs generally vest annually over four years in equal increments. There were 1,398,171 shares of common stock reserved for future issuance under the 2014 Plan as of December 31, 2024.
2016 Inducement Plan
On April 21, 2016, the Company adopted the 2016 Inducement Equity Incentive Plan (the “2016 Plan”), that allows for the issuance of stock options, RSUs and other stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The 2016 Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex AB. The terms in the 2016 Plan are substantially similar to the 2014 Plan. There were 62,752 shares of common stock reserved for future issuance under the 2016 Plan as of December 31, 2024.
2019 Inducement Equity Incentive Plan
The Company grants stock-based awards under the 2019 Inducement Equity Incentive Plan (the “2019 Plan”) that allows for the issuance of stock options, RSUs and other stock awards to new employees of the Company. The terms in the 2019 Plan are substantially similar to the 2014 Plan. There were 35,084 shares of common stock reserved for future issuance under the 2019 Plan as of December 31, 2024.
2024 Equity Incentive Plan
The Company grants stock-based awards under the 2024 Equity Incentive Plan (the “2024 Plan”) that allows for the issuance of stock options, RSUs and other stock awards to the Company’s employees, directors, and consultants. The terms in the 2024 Plan are substantially similar to the 2014 Plan. There were 3,063,094 shares of common stock reserved for future issuance under the 2024 Plan as of December 31, 2024.
The Inducement Grants
On April 15, 2024 and September 12, 2024, the Company granted a total of 1,487,326 shares of stock options and RSUs for the appointment of certain executive officers (the “Inducement Grants”). The Inducement Grants were approved by the Compensation Committee of the Company's Board of Directors as an inducement material to the employee's acceptance of employment with the Company in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4), which exempts employment grants from the general requirement of the Nasdaq Listing Rules that equity-based compensation plans and arrangements be approved by stockholders.
Stock Options and RSUs
The following table summarizes option and RSUs activity under the Company’s 2014 Plan, 2016 Plan, 2019 Plan and 2024 Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Number of RSU Shares	Weighted- Average Grant Date Fair Value
Balance—December 31, 2023	869,111	3,055,208	$25.21	5,006,775	$19.02
Additional options authorized	7,047,461	—	—	—	—
Common stock awards for services	(16,582)	—	—	—	—
RSUs granted	(3,726,419)	—	—	3,726,419	11.12
RSUs vested	—	—	—	(3,245,483)	16.41
Options granted	(1,053,285)	1,053,285	13.14	—	—
Options exercised	—	(527,009)	16.96	—	—
Repurchases of common stock under employee incentive plans	622,202	—	—	—	—
RSUs forfeited	645,041	—	—	(645,041)	15.61
Options forfeited	32,481	(32,481)	29.87	—	—
Options expired	139,091	(139,091)	27.19	—	—
Balance—December 31, 2024	4,559,101	3,409,912	$22.63	4,842,670	$15.38
The total intrinsic value of options exercised was $4.8 million, $0.1 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The total fair value of RSUs vested during 2024 was $62.0 million. As of December 31, 2024, the total intrinsic value of outstanding RSUs was approximately $107.3 million and there were $38.0 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.12 years.
The Company granted performance restricted stock units ("PSUs"), included in RSUs, under the 2014 Plan. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of two years. The number of shares outstanding was 335,583 and 449,983 as of December 31, 2024 and December 31, 2023, respectively. The weighted-average remaining recognition period was 1.07 years and 1.01 years for the years ended December 31, 2024 and 2023, respectively.
Options outstanding that have vested and are expected to vest at December 31, 2024 are as follows:

	Number of Options Issued (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	2,075	$26.76	5.04	$6,512
Expected to Vest	1,172	16.16	8.89	9,133
Total	3,247			$15,645
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2024 for stock options that were in-the-money.
The weighted-average grant-date fair value of options to purchase common stock granted for the years ended December 31, 2024, 2023 and 2022 using the Black-Scholes Model was $9.08, $8.63 and $19.51, respectively.
The total fair value of options that vested during 2024 was $11.6 million. As of December 31, 2024, there were approximately $11.8 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.72 years.

2014 Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”), under which employees can purchase shares of its common stock-based on a percentage of their compensation, but not greater than 15% of their earnings; provided, however, an eligible employee’s right to purchase shares of the Company’s common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The ESPP has consecutive offering periods of approximately six months in length. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock on the first day of the offering period or on the exercise date.
During the offering period in 2024 that ended on December 31, 2024, 66,747 shares were purchased for aggregate proceeds of $0.9 million from the issuance of shares, which occurred on January 2, 2025.
During the offering period in 2024 that ended on June 30, 2024, 85,260 shares were purchased for aggregate proceeds of $0.9 million from the issuance of shares, which occurred on July 2, 2024.
During the offering period in 2023 that ended on December 31, 2023, 73,759 shares were purchased for aggregate proceeds of $0.5 million from the issuance of shares, which occurred on January 2, 2024.
The Company issued 159,019 shares and 190,842 shares of common stock during the years ended December 31, 2024 and December 31, 2023, respectively, pursuant to the ESPP. The Company received proceeds of $1.4 million and $1.5 million from the purchases of shares during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had 558,787 shares available for issuance under the ESPP.
Board of Directors Stock Awards Granted for Services
For the years ended December 31, 2024, 2023 and 2022, the Company paid a portion of its directors’ compensation through the award of fully vested common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares at the grant date price per share, which is the fair value. As of December 31, 2024, there were a total of 321,234 shares issued to the Company’s directors, for a total fair value of $2.6 million. Stock-based compensation expense associated with the awards was $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which was included in general and administrative expense on the consolidated statements of operations.
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Employee stock options
Expected term (in years)	5.90	5.61	5.96
Expected volatility	76.83%	77.86%	77.62%
Risk-free interest rate	4.38%	3.67%	2.74%
Expected dividend yield	—%	—%	—%
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Expected volatility	69.60% – 91.99%	75.91% – 93.38%	67.79% – 77.88%
Risk-free interest rate	5.24% – 5.37%	5.26% – 5.47%	2.51% – 4.76%
Expected dividend yield	—%	—%	—%
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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and nonemployee stock-based awards for the years ended December 31, 2024, 2023 and 2022, included on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of testing services	$1,560	$1,854	$1,529
Cost of product	870	1,165	1,120
Cost of patient and digital solutions	1,276	1,377	1,331
Research and development	6,501	6,556	7,391
Sales and marketing	11,035	12,470	14,403
General and administrative	45,164	25,664	20,779
Total	$66,406	$49,086	$46,553

14. INCOME TAXES
Income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022 is summarized as follows (in thousands):

	As of December 31,
	2024	2023	2022
United States	$55,151	$(188,421)	$(73,089)
Foreign	(2,292)	(1,722)	(3,145)
Total income (loss) before income taxes	$52,859	$(190,143)	$(76,234)
The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2024	2023	2022
Current
Federal	$2	$(117)	$145
State	198	186	328
Foreign	9	—	184
Total current income tax expense (benefit)	209	69	657
Deferred
Federal	(10)	184	(130)
State	(26)	(112)	75
Foreign	137	—	(223)
Total deferred income tax expense (benefit)	101	72	(278)
Income tax expense	$310	$141	$379
The Company's actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rates of 21% in each of the years ended 2024, 2023 and 2022, to income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2024	2023	2022
Federal tax statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(6.3)%	(3.8)%	(2.8)%
Change in valuation allowance	(18.9)%	(18.1)%	(16.9)%
Foreign rate differential	—%	0.2%	(0.2)%
Non-deductible executive compensation	9.9%	(0.4)%	(2.1)%
Research credits	(5.1)%	0.4%	1.8%
Changes in net operating loss carryforwards, including expirations	—%	0.8%	(0.5)%
Other	—%	(0.2)%	(0.8)%
Effective income tax rate	0.6%	(0.1)%	(0.5)%

Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31, 2024
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$29,839	$30,260
Tax credit carryforwards	14,045	10,317
Accruals	5,027	26,256
Lease liability	6,843	7,947
Section 174 capitalized costs	33,651	31,724
Stock-based compensation	16,163	12,799
Other	1,061	1,351
Gross deferred tax assets	106,629	120,654
Valuation allowance	(92,217)	(102,865)
Total deferred tax assets	14,412	17,789

Deferred tax liabilities:
Purchased intangibles	(4,828)	(6,112)
Operating leases right-of-use assets	(5,858)	(6,914)
Property and equipment	(3,524)	(4,443)
Other	(366)	(456)
Total deferred tax liabilities	(14,576)	(17,925)
Net deferred tax liabilities	$(164)	$(136)
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
Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance. The valuation allowance decreased by $10.6 million and increased by $43.4 million during the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Company had domestic federal net operating loss carryforwards of $109.8 million, domestic state net operating loss carryforwards of $66.3 million, and foreign net operating loss carryforwards of $12.6 million that can reduce future taxable income. The domestic federal and state net operating loss carryforwards will begin to expire in 2025 and 2027, respectively. The foreign net operating loss carryforwards can be carried forward indefinitely.
As of December 31, 2024, the Company had credit carryforwards of approximately $12.3 million and $13.2 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards will begin to expire in 2024. California credits have no expiration date.
The Company has recorded a valuation allowance against its deferred tax assets at December 31, 2024 and 2023 because the Company's management believes that it is more likely than not that these assets will not be fully realized. The decrease in the valuation allowance is approximately $10.6 million in the year ended December 31, 2024.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$6,184	$5,436	$4,156
Additions based on tax positions related to the current year	1,323	839	1,255
Additions based on tax positions related to prior years	1,134	—	25
Decreases based on tax positions related to prior years	—	(91)	—
Balance at the end of the year	$8,641	$6,184	$5,436
None of the $8.6 million of net unrecognized tax benefit as of December 31, 2024, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2024, given the Company's valuation allowance, the uncertain tax benefits would not have impacted the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024 and December 31, 2023, the Company had in each year $0.2 million of cumulative interest and penalties related to unrecognized tax benefits., of which approximately $0.2 million has been recorded as a noncurrent liability. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities. The Company does not anticipate a significant change in the unrecognized tax benefits over the next 12 months.
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

15. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s CODM, or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its President and Chief Executive Officer as the CODM. In determining its reportable segments, the Company considered the markets and types of customers served and the products or services provided in those markets. The Company has determined that it has one operating segment, and therefore, one reportable segment.
Revenues by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenues by geographic regions (in thousands):

	Year Ended December 31,
	2024	2023	2022
Testing services revenue
United States	$248,247	$209,158	$262,959
Rest of World	1,134	527	789
	$249,381	$209,685	$263,748
Product revenue
United States	$26,024	$19,753	$16,409
Europe	10,549	9,901	9,081
Rest of World	4,210	3,863	3,761
	$40,783	$33,517	$29,251
Patient and digital solutions revenue
United States	$43,461	$36,719	$28,175
Europe	120	266	468
Rest of World	40	137	151
	$43,621	$37,122	$28,794

Total revenue
Total United States	$317,732	$265,630	$307,543
Total Europe	$10,669	$10,167	$9,549
Total Rest of World	$5,384	$4,527	$4,701
	$333,785	$280,324	$321,793
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2024	December 31, 2023
Long-lived assets:
United States	$33,286	$34,714
Europe	258	476
Rest of World	8	56
Total	$33,552	$35,246

The Company’s CODM assessed the Company’s performance by using net income (loss). The CODM uses net income (loss) predominately in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions. The CODM organizes the business and leaders functionally. The CODM assesses performance and resources are allocated to functions which utilizes those allocations across the business's services, products and digital solutions offerings.
The following table summarizes the reconciliation to net income (loss) (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
Testing services revenue	$249,381	$209,685	$263,748
Product revenue	40,783	33,517	29,251
Patient and digital revenue	43,621	37,122	28,794
Total revenue	333,785	280,324	321,793
Less:
Cost of testing services[1]	52,734	54,472	69,441
Cost of product[1]	20,904	15,672	14,803
Cost of patient and digital solutions	28,502	23,631	20,011
Personnel cost	116,251	103,354	109,216
Professional and legal fees	42,655	63,695	60,575
Research materials and clinical trials expense	14,653	18,277	17,452
Depreciation and amortization expense	12,455	12,413	9,729
Stock-based compensation expense	66,406	49,086	46,553
Litigation expense	(96,300)	96,300	—
Other segment items[2]	34,741	45,575	54,388
Interest income, net	(11,765)	(11,867)	(3,762)
Segment and consolidated net income (loss)	$52,549	$(190,284)	$(76,613)

1 Cost of testing services and cost of product include depreciation expense.
2 Other segment items include the following: restructuring costs, acquisition costs, software expenses, corporate expenses, rent and maintenance expense, travel and event related expense, and other expenses (income).

16. RESTRUCTURING
In the years 2024 and 2023, the Company announced a reduction of its workforce to simplify and streamline its organization and strengthen the overall effectiveness of its operations. The restructuring charges are primarily related to employee severance pay and related costs. The Company incurred $1.8 million and $2.2 million in restructuring charges related to this plan for the years ended December 31, 2024 and 2023, respectively. The Company completed the 2024 and 2023 restructurings as of December 31, 2024 and 2023, respectively.
17. SUBSEQUENT EVENTS
Stock Repurchase Program
On February 20, 2025, the Company's Board of Directors approved a Stock Repurchase Program (the "Repurchase Program"), whereby the Company may purchase up to $50 million in shares of its common stock over a period of up to two years, commencing on February 20, 2025. The Repurchase Program may be carried out, subject to approval by the committee of the Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.
Litigation
On February 24, 2025, the District Court for the District of Delaware entered an order overturning Natera's $96.3 million jury verdict against the Company. In light of that decision, the Company concluded that the associated liability, which had been previously recognized as other liabilities on the consolidated balance sheets as of December 31, 2023, was no longer probable and was reversed as of December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, in light of the material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 2013 Internal Control-Integrated Framework. Based on our assessment, management has concluded that our system of internal control over financial reporting was not effective due to the material weakness described below. However, after giving full consideration to the material weakness and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles or GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2024, the following material weakness has been identified:
COSO Framework. We did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to (i) sufficiency of competent personnel to perform internal control activities and support the achievement of our internal control objectives; (ii) monitoring and risk assessment are performed to monitor and identify risks related to complex and/or non-routine transactions; and (iii) performing control activities in accordance with established policies in a timely manner.
Specifically, we determined that insufficient risk assessment was performed to identify risks related to complex and/or non-routine transactions and financial reporting personnel failed to perform control activities and to provide necessary oversight and monitoring of the accounting and reporting of complex and/or non-routine transactions. This control deficiency creates a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis and constitutes a material weakness in our internal control over financial reporting. This material weakness resulted in immaterial corrected errors in the reporting of stock-based compensation expense as presented within Part II Item 9B of this Annual Report on Form 10-K.
Management's Plan to Remediate the Material Weakness
Our management is committed to maintaining a strong internal control environment. In response to the material weakness described above, our management is continuing to take actions to remediate the material weakness in internal control over financial reporting, which include but are not limited to the following:
•Continuing to implement training to ensure a clear understanding of risk assessment, control execution, and monitoring activities related to financial reporting and continue driving accountability of Sarbanes-Oxley Act of 2002 control activities.

•Updating our internal accounting policies and engaging resources at the Company with experience in performing control activities over complex and/or non-routine transactions, through hiring and/or use of third-party consultants and specialists.
•Enhancing the design of controls related to stock-based equity compensation, specifically around the recognition of stock-based equity compensation expense as outlined in ASC718.
We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts, particularly in the improvement of our control environment, will result in significant improvements to our system of controls that we believe will remediate the material weakness. This remediation process may require additional resources and will require time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of our remediation plans and take such other actions that we deem appropriate given the circumstances.
Remediation of Prior Year Material Weaknesses
We previously identified material weaknesses related to General Information Technology Controls (GITCs), the purchase order approval workflow and the COSO framework. During the fiscal year ended December 31, 2024, we implemented an intensive program to remediate the material weaknesses which included expanding resources, enhancing our control activities for key systems and business processes, and providing comprehensive training. While we have remediated the material weaknesses related to our GITCs and the purchase order approval workflow, as discussed above we did not fully maintain components of the COSO framework.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which has expressed an adverse opinion, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Immaterial Correction of Interim Condensed Consolidated Financial Statements
During the fiscal quarter ended December 31, 2023, the Company entered into consulting agreements with two former executives. Pursuant to their consulting agreements, the two former executives were granted additional equity awards and the previously granted unvested awards were modified to vest in full upon the contractual end of their consulting agreements in the fiscal quarter ended December 31, 2024. The accounting for the vesting of the unvested shares and consulting agreement shares was not appropriately recorded over the service period reflected in the consulting agreements under ASC 718, Compensation – Stock Compensation.
Management evaluated the above misstatements and concluded they were not material to the Company's financial statements, individually or in the aggregate; however, the Company plans to correct its condensed consolidated financial statements for the interim periods of 2024 as presented below.
The following tables present a summary of the effects of the correction of the Company’s previously issued condensed consolidated financial statements to be presented as comparative financial information in the Form 10-Q for nine months ending September 30, 2025:

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
General and administrative	$28,515	$3,229	$31,744	$83,104	$9,687	$92,791
Total operating expenses	93,375	3,229	96,604	281,133	9,687	290,820
Loss from operations	(10,492)	(3,229)	(13,721)	(33,927)	(9,687)	(43,614)
Loss before income taxes	(7,208)	(3,229)	(10,437)	(25,322)	(9,687)	(35,009)
Net loss	$(7,408)	$(3,229)	$(10,637)	$(25,461)	$(9,687)	$(35,148)
Net loss per share
Basic	$(0.14)	$(0.06)	$(0.20)	$(0.49)	$(0.18)	$(0.67)
Diluted	$(0.14)	$(0.06)	$(0.20)	$(0.49)	$(0.18)	$(0.67)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net loss	$(7,408)	$(3,229)	$(10,637)	$(25,461)	$(9,687)	$(35,148)
Comprehensive loss	(6,623)	(3,229)	(9,852)	(25,677)	(9,687)	(35,364)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
	Nine Months Ended September 30, 2024
(in thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
As Previously Reported
Balance at December 31, 2023	$946,511	$(678,269)	$261,328
Employee stock-based compensation expense	40,090	—	40,090
Net loss	—	(25,461)	(25,461)
Balance at September 30, 2024	984,627	(704,252)	273,246
Adjustments
Employee stock-based compensation expense	9,687	—	9,687
Net loss	—	(9,687)	(9,687)
As Corrected
Balance at December 31, 2023	946,511	(678,269)	261,328
Employee stock-based compensation expense	49,777	—	49,777
Net loss	—	(35,148)	(35,148)
Balance at September 30, 2024	$994,314	$(713,939)	$273,246

Condensed Consolidated Statement of Cash Flows (unaudited)
	Nine Months Ended September 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net loss	$(25,461)	$(9,687)	$(35,148)
Stock-based compensation	$40,208	$9,687	$49,895

The following tables present a summary of the effects of the correction of the Company’s previously issued condensed consolidated financial statements to be presented as comparative financial information in the Form 10-Q for six months ending June 30, 2025:

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
General and administrative	$27,678	$3,229	$30,907	$54,589	$6,458	$61,047
Total operating expenses	96,372	3,229	99,601	187,758	6,458	194,216
Loss from operations	(4,098)	(3,229)	(7,327)	(23,435)	(6,458)	(29,893)
Loss before income taxes	(1,372)	(3,229)	(4,601)	(18,114)	(6,458)	(24,572)
Net loss	$(1,394)	$(3,229)	$(4,623)	$(18,053)	$(6,458)	$(24,511)
Net loss per share
Basic	$(0.03)	$(0.06)	$(0.09)	$(0.35)	$(0.12)	$(0.47)
Diluted	$(0.03)	$(0.06)	$(0.09)	$(0.35)	$(0.12)	$(0.47)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net loss	$(1,394)	$(3,229)	$(4,623)	$(18,053)	$(6,458)	$(24,511)
Comprehensive loss	(1,250)	(3,229)	(4,479)	(19,054)	(6,458)	(25,512)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
	Six Months Ended June 30, 2024
(in thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
As Previously Reported
Balance at December 31, 2023	$946,511	$(678,269)	$261,328
Employee stock-based compensation expense	26,417	—	26,417
Net loss	—	(18,053)	(18,053)
Balance at June 30, 2024	969,427	(696,844)	264,669
Adjustments
Employee stock-based compensation expense	6,458	—	6,458
Net loss	—	(6,458)	(6,458)
As Corrected
Balance at December 31, 2023	946,511	(678,269)	261,328
Employee stock-based compensation expense	32,875	—	32,875
Net loss	—	(24,511)	(24,511)
Balance at June 30, 2024	$975,885	$(703,302)	$264,669

Condensed Consolidated Statement of Cash Flows (unaudited)
	Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net loss	$(18,053)	$(6,458)	$(24,511)
Stock-based compensation	$26,514	6,458	32,972

The following tables present a summary of the effects of the correction of the Company’s previously issued condensed consolidated financial statements to be presented as comparative financial information in the Form 10-Q for three months ending March 31, 2025:

Condensed Consolidated Statement of Operations (unaudited)
	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
General and administrative	$26,911	$3,229	$30,140
Total operating expenses	91,386	3,229	94,615
Loss from operations	(19,337)	(3,229)	(22,566)
Loss before income taxes	(16,742)	(3,229)	(19,971)
Net loss	$(16,659)	$(3,229)	$(19,888)
Net loss per share
Basic	$(0.32)	$(0.06)	$(0.38)
Diluted	$(0.32)	$(0.06)	$(0.38)

Condensed Consolidated Statement of Comprehensive Loss (unaudited)
	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net loss	$(16,659)	$(3,229)	$(19,888)
Comprehensive loss	$(17,804)	(3,229)	(21,033)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
	March 31, 2024
(in thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
As Previously Reported
Balance at December 31, 2023	$946,511	$(678,269)	$261,328
Employee stock-based compensation expense	13,295	—	13,295
Net loss	—	(16,659)	(16,659)
Balance at March 31, 2024	959,734	(695,450)	256,225
Adjustments
Employee stock-based compensation expense	3,229	—	3,229
Net loss	—	(3,229)	(3,229)
As Corrected
Balance at December 31, 2023	946,511	(678,269)	261,328
Employee stock-based compensation expense	16,524	—	16,524
Net loss	—	(19,888)	(19,888)
Balance at March 31, 2024	$962,963	$(698,679)	$256,225

Condensed Consolidated Statement of Cash Flows (unaudited)
	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net loss	$(16,659)	$(3,229)	$(19,888)
Stock-based compensation	$13,344	$3,229	$16,573

Trading Arrangements
During the three months ended December 31, 2024, except as set forth below, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
On December 13, 2024, John W. Hanna, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Hanna’s plan is for the sale of up to 297,755 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and March 27, 2026, subject to early termination for certain specified events set forth in the plan.
On December 12, 2024, Hannah Valantine, our board member, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Dr. Valantine’s plan is for the sale of up to 44,756 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and December 31, 2025, subject to early termination for certain specified events set forth in the plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 in connection with the Annual Meeting of Stockholders to be held in 2025, or the 2025 Proxy Statement. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.
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
Our Board of Directors has adopted an insider trading policy. Our insider trading policy prohibits our directors, officers (including our executive officers), employees and agents, as well as their immediate family members, from engaging in short sales of our securities and from engaging in transactions in publicly-traded options and other derivative securities with respect to our securities. This prohibition extends to any hedging or similar transactions designed to decrease the risks associated with holding our securities. Our insider trading policy also prohibits certain individuals, including our directors and executive officers, from pledging our securities as collateral for loans. A couple of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024. To the extent that we do not file our 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in our 2025 Proxy Statement. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	8/28/2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 2021.	8-K	001-36536	3.1	6/21/2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.	8-K	001-36536	3.1	6/20/2023
3.4	Amended and Restated Bylaws of the Registrant, effective as of March 24, 2023.	8-K	001-36536	3.1	3/28/2023
4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	3/31/2015
4.2#	2014 Equity Incentive Plan, as amended.	10-Q	001-36536	4.2	7/29/2021
4.3#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.	SC TO-I	005-88252	99(d)(3)	10/12/2017
4.4#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	7/18/2014
4.5#	2016 Inducement Equity Incentive Plan.	10-Q	333-211538	4.5	7/29/2021
4.6#	2019 Inducement Equity Incentive Plan.	10-Q	001-36536	4.7	7/29/2021
4.7*	Description of Securities of the Registrant
10.1#	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.	S-1	333-196494	10.11	6/3/2014
10.2#	Promotion Letter, dated May 21, 2022, by and between the Registrant and Abhishek Jain.	10-Q	001-36536	10.3	8/14/2022
10.3#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	6/3/2014
10.4#	Executive Incentive Compensation Plan.	10-K	001-36536	10.19	3/31/2015
10.5#	Outside Director Compensation Policy, last amended December 21, 2023.	8-K	001-36536	10.1	12/22/2023
10.6	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	6/3/2014
10.7+	Second Amendment to Lease, dated January 2, 2020, by and between the Registrant and BMR-Bayshore Boulevard LP (formerly known as BMR-Bayshore Boulevard LLC), for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	10-Q	001-36536	10.1	4/30/2020

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.8+	Third Amendment to Lease, dated June 27, 2022, by and between the Registrant and BMR-Bayshore Boulevard LP.	10-Q	001-36536	10.2	11/3/2022
10.9+	Lease, dated June 14, 2022, by and between the Registrant and HCP Life Science REIT, Inc.	10-Q	001-36536	10.4	8/14/2022
10.10+	Lease, dated February 28, 2022, by and between the Registrant and One Miracle Place, LLC.	10-Q	001-36536	10.1	11/3/2022
10.11†	License and Commercialization Agreement, dated May 4, 2018, by and between the Registrant and Illumina, Inc.	10-Q/A	001-36536	10.3	10/9/2018
10.12	Sales Agreement, dated April 14, 2022, by and between the Registrant and Jefferies LLC.	8-K	001-36536	1.1	4/15/2022
10.13#+	Separation Agreement, dated September 20, 2023, by and between the Registrant and Abraham Ronai.	10-Q	001-36536	10.1	11/8/2023
10.14#+	Legal Consulting Agreement, dated September 20, 2023, by and between the Registrant and Abraham Ronai.	10-Q	001-36536	10.2	11/8/2023
10.15+#	Consulting Agreement, dated October 30, 2023, by and between the Registrant and Reginald Seeto, MBBS.	10-K	001-36536	10.16	2/28/2024
10.16+#	Separation Agreement, dated November 1, 2023, by and between the Registrant and Reginald Seeto, MBSS.	10-K	001-36536	10.17	2/28/2024
10.17+#	Retention Bonus Letter, dated December 1, 2023, by and between the Registrant and Abhishek Jain.	10-K	001-36536	10.19	2/28/2024
10.18#	Offer Letter, dated March 24, 2024, between the Registrant and John Hanna.	8-K	001-36536	10.1	4/16/2024
10.19#	Change of Control and Severance Agreement, dated March 25, 2024, between the Registrant and John Hanna.	8-K	001-36536	10.2	4/16/2024
10.20#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated March 24, 2024, between the Registrant and John Hanna.	8-K	001-36536	10.3	4/16/2024
10.21#	CareDx, Inc. 2024 Equity Incentive Plan.	8-K	001-36536	10.1	6/18/2024
10.22#	Offer Letter, dated July 27, 2024, between the Registrant and Keith Kennedy.	8-K	001-36536	10.1	9/12/2024
10.23#	Change of Control and Severance Agreement, dated July 27, 2024, between the Registrant and Keith Kennedy.	8-K	001-36536	10.2	9/12/2024
10.24#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated July 27, 2024, between the Registrant and Keith Kennedy.	8-K	001-36536	10.3	9/12/2024
10.25#	Separation Agreement and Release of Claims, dated September 30, 2024, between the Registrant and Alexander Johnson.	8-K	001-36536	10.1	10/4/2024
10.26#	Consulting Agreement, dated September 30, 2024, between the Registrant and Alexander Johnson.	8-K	001-36536	10.2	10/4/2024
10.27#	Inducement Restricted Stock Unit Agreement, effective as of September 12, 2024, by and between the Registrant and Keith Kennedy.	10-Q	001-36536	10.4	11/4/2023
10.28#	Inducement Stock Option Agreement, effective as of September 12, 2024, by and between the Registrant and Keith Kennedy.	10-Q	001-36536	10.5	11/4/2024
10.29#	Offer Letter, dated August 30, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.6	11/4/2024
10.30#	Change of Control and Severance Agreement, dated August 30, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.7	11/4/2024
10.31#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated August 30, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.8	11/4/2024

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.32#	Inducement Restricted Stock Unit Agreement, effective as of September 12, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.9	11/4/2024
10.33#	Inducement Stock Option Agreement, effective as of September 12, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.10	11/4/2024
10.34	Outside Director Compensation Policy, as amended and restated January 6, 2025	8-K	001-36536	10.1	1/8/2025
19.1*	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Company Securities, dated February 21, 2025.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
97	CareDx, Inc. Clawback Policy	10-K	001-36536	97	2/28/2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL
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

CAREDX, INC.
(Registrant)

Date: February 27, 2025	By:	/s/ JOHN W. HANNA
John W. Hanna
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Hanna and Abhishek Jain, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date
/s/ JOHN W. HANNA	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
John W. Hanna

/s/ ABHISHEK JAIN	Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2025
Abhishek Jain

/s/ GEORGE W. BICKERSTAFF, III	Director	February 27, 2025
George W. Bickerstaff, III

/s/ FRED E. COHEN	Director	February 27, 2025
Fred E. Cohen

/s/ CHRISTINE M. COURNOYER	Director	February 27, 2025
Christine M. Cournoyer

/s/ MICHAEL D. GOLDBERG	Director	February 27, 2025
Michael D. Goldberg

/s/ WILLIAM HAGSTROM	Director	February 27, 2025
William Hagstrom

/s/ PETER MAAG, PH.D.	Director	February 27, 2025
Peter Maag, Ph.D.

/s/ BRYAN RIGGSBEE	Director	February 27, 2025
Bryan Riggsbee

/s/ ARTHUR TORRES	Director	February 27, 2025
Arthur Torres

/s/ HANNAH VALANTINE	Director	February 27, 2025
Hannah Valantine