Form 10-Q
period 2025-03-31
CareDx, Inc.
filed 2025-04-30
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
There were 55,680,549 shares of the registrant’s Common Stock issued and outstanding as of April 25, 2025.

CareDx, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$88,745	$114,689
Marketable securities	142,172	145,964
Accounts receivable	71,485	64,605
Inventory	22,929	19,503
Prepaid and other current assets	24,908	7,071
Total current assets	350,239	351,832
Property and equipment, net	32,729	33,552
Operating leases right-of-use assets	26,390	24,340
Intangible assets, net	37,247	38,184
Goodwill	40,336	40,336
Restricted cash	550	585
Other assets	2,147	2,221
Total assets	$489,638	$491,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,072	$7,686
Accrued compensation	14,067	38,333
Accrued litigation settlement expense	20,250	—
Accrued and other liabilities	42,895	43,352
Total current liabilities	85,284	89,371
Deferred tax liability	129	164
Contingent consideration	160	174
Operating lease liability, less current portion	24,072	22,263
Other liabilities	644	645
Total liabilities	110,289	112,617
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 55,462,730 and 54,771,203 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	51	51
Additional paid-in capital	1,022,982	1,013,193
Accumulated other comprehensive loss	(7,089)	(8,569)
Accumulated deficit	(636,595)	(626,242)
Total stockholders’ equity	379,349	378,433
Total liabilities and stockholders’ equity	$489,638	$491,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Testing services revenue	$61,921	$53,837
Product revenue	10,810	8,594
Patient and digital solutions revenue	11,954	9,618
Total revenue	84,685	72,049
Operating expenses:
Cost of testing services	15,113	13,632
Cost of product	5,586	5,344
Cost of patient and digital solutions	7,716	6,958
Research and development	18,524	18,711
Sales and marketing	22,991	19,830
General and administrative	22,769	30,140
Litigation settlement expense	5,360	—
Total operating expenses	98,059	94,615
Loss from operations	(13,374)	(22,566)
Other income:
Interest income, net	2,784	2,885
Other income (expense), net	295	(290)
Total other income	3,079	2,595
Loss before income taxes	(10,295)	(19,971)
Income tax (expense) benefit	(58)	83
Net loss	$(10,353)	$(19,888)
Net loss per share (Note 3):
Basic	$(0.19)	$(0.38)
Diluted	$(0.19)	$(0.38)
Weighted-average shares used to compute net loss per share:
Basic	55,262,459	51,692,358
Diluted	55,262,459	51,692,358
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,353)	$(19,888)
Other comprehensive gain (loss):
Foreign currency translation adjustment, net of tax	1,480	(1,145)
Comprehensive loss	$(8,873)	$(21,033)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	54,771,203	$51	$1,013,193	$(8,569)	$(626,242)	$378,433
Issuance of common stock under employee stock purchase plan	66,747	—	873	—	—	873
RSU settlements, net of shares withheld	482,874	—	(3,065)	—	—	(3,065)
Issuance of common stock for services	856	—	21	—	—	21
Issuance of common stock for cash upon exercise of stock options	141,050	—	3,049	—	—	3,049
Employee stock-based compensation expense	—	—	8,911	—	—	8,911
Foreign currency translation adjustment, net of tax	—	—	—	1,480	—	1,480
Net loss	—	—	—	—	(10,353)	(10,353)
Balance at March 31, 2025	55,462,730	$51	$1,022,982	$(7,089)	$(636,595)	$379,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	51,503,377	$49	$946,511	$(6,963)	$(678,269)	$261,328
Issuance of common stock under employee stock purchase plan	73,759	—	532	—	—	532
Repurchase and retirement of common stock	(55,500)	—	—	—	(522)	(522)
RSU settlements, net of shares withheld	252,662	—	(668)	—	—	(668)
Issuance of common stock for services	6,813	—	56	—	—	56
Issuance of common stock for cash upon exercise of stock options	1,501	—	8	—	—	8
Employee stock-based compensation expense	—	—	16,524	—	—	16,524
Foreign currency translation adjustment, net of tax	—	—	—	(1,145)	—	(1,145)
Net loss	—	—	—	—	(19,888)	(19,888)
Balance at March 31, 2024	51,782,612	$49	$962,963	$(8,108)	$(698,679)	$256,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(10,353)	$(19,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,931	16,573
Depreciation and amortization	3,600	3,821
Amortization of right-of-use assets	1,340	1,402
Revaluation of contingent consideration to estimated fair value	46	319
Amortization of premium and accretion of discount on short-term marketable securities, net	837	1,451
Other non-cash operating activities	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,640)	(9,199)
Inventory	(2,674)	(1,274)
Prepaid and other assets	(2,784)	108
Operating leases liabilities, net	(1,483)	(1,372)
Accounts payable	377	(2,897)
Accrued compensation	(24,082)	(4,820)
Accrued and other liabilities	6,308	557
Change in deferred taxes	—	(93)
Net cash used in operating activities	(26,584)	(15,312)
Investing activities:
Purchases of short-term marketable securities	(52,472)	(57,746)
Maturities of short-term marketable securities	55,427	86,893
Additions of capital expenditures	(1,630)	(1,487)
Net cash provided by investing activities	1,325	27,660
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	873	532
Taxes paid related to net share settlement of restricted stock units	(3,065)	(668)
Proceeds from exercise of stock options	3,049	8
Payment of contingent consideration	(1,500)	(625)
Repurchase and retirement of common stock	—	(522)
Net cash used in financing activities	(643)	(1,275)
Effect of exchange rate changes on cash and cash equivalents	(77)	26
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,979)	11,099
Cash, cash equivalents and restricted cash at beginning of period	115,274	82,783
Cash, cash equivalents and restricted cash at end of period	$89,295	$93,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx, Inc. (“CareDx” or the “Company”), together with its subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. The Company offers testing services, products, and patient and digital solutions along the pre- and post- transplant patient journey. The Company’s headquarters are in Brisbane, California and it has other primary operations in Omaha, Nebraska and Stockholm, Sweden.
The Company’s commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. The Company has signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. The Company also offers high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital solutions to transplant centers and various offerings in patient and digital solutions.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in the preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
Restatement
As noted in the Company's Form 10-K Item 9-B for the fiscal year ending December 31, 2024, as filed with the SEC on February 28, 2025, the Company has restated the comparative financial statements including the Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Comprehensive Loss, Condensed Consolidated Statement of Stockholders' Equity and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2024 and applicable footnotes.
The following tables present a summary of the effects of the correction of the Company’s previously issued condensed consolidated financial statements for three months ending March 31, 2024:
Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
General and administrative	$26,911	$3,229	$30,140
Total operating expenses	91,386	3,229	94,615
Loss from operations	(19,337)	$(3,229)	(22,566)
Loss before income taxes	(16,742)	$(3,229)	(19,971)
Net loss	$(16,659)	$(3,229)	$(19,888)
Net loss per share
Basic	$(0.32)	$(0.06)	$(0.38)
Diluted	$(0.32)	$(0.06)	$(0.38)
Condensed Consolidated Statement of Comprehensive Loss (unaudited)

	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net loss	$(16,659)	$(3,229)	$(19,888)
Comprehensive loss	$(17,804)	$(3,229)	$(21,033)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)

	March 31, 2024
(in thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
As Previously Reported
Balance at December 31, 2023	$946,511	$(678,269)	$261,328
Employee stock-based compensation expense	13,295	—	13,295
Net loss	—	(16,659)	(16,659)
Balance at March 31, 2024	959,734	(695,450)	256,225
Adjustments
Employee stock-based compensation expense	3,229	—	3,229
Net loss	—	(3,229)	(3,229)
As Corrected
Balance at December 31, 2023	946,511	(678,269)	261,328
Employee stock-based compensation expense	16,524	—	16,524
Net loss	—	(19,888)	(19,888)
Balance at March 31, 2024	$962,963	$(698,679)	$256,225
Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net loss	$(16,659)	$(3,229)	$(19,888)
Stock-based compensation	$13,344	$3,229	$16,573
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
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended March 31, 2025 and 2024, approximately 37% and 33%, respectively, of total revenue was derived from Medicare.
As of March 31, 2025 and December 31, 2024, approximately 31% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either March 31, 2025 or December 31, 2024.
Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate certain costs and expenses into specific categories and by relevant expense caption in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This guidance will be effective for the Company's annual disclosures in fiscal year 2027 and for interim period disclosures beginning in fiscal year 2028. The Company is currently evaluating the potential impact of the new standard on its financial statements and related disclosures.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss used to compute basic and diluted net loss per share	$(10,353)	$(19,888)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	55,262,459	51,692,358
Net loss per share:
Basic and diluted	$(0.19)	$(0.38)
The following potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2025 and 2024 because their effect would be antidilutive:

	Three Months Ended March 31,
	2025	2024
Shares of common stock subject to outstanding options	1,691,661	2,974,042
Restricted stock units	352,600	7,244,901
Total common stock equivalents	2,044,261	10,218,943
4. FAIR VALUE MEASUREMENTS
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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$58,255	$—	$—	$58,255
Total	$58,255	$—	$—	$58,255
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$960	$960
Long-term liabilities:
Contingent consideration	—	—	160	160
Total	$—	$—	$1,120	$1,120

	December 31, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$52,230	$—	$—	$52,230
Total	$52,230	$—	$—	$52,230
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,414	$2,414
Long-term liabilities:
Contingent consideration	—	—	174	174
Total	$—	$—	$2,588	$2,588
The following table presents the changes in estimated fair value and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2024	$2,588
Change in estimated fair value of contingent consideration on business combination	46
Change in estimated fair value of contingent consideration on asset acquisition	(14)
Payments related to contingent consideration	(1,500)
Balance as of March 31, 2025	$1,120
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. At March 31, 2025 and December 31, 2024, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates of 7% at March 31, 2025 and ranging from 7% to 12% at December 31, 2024. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage results in a directionally similar impact to the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.
5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$88,745	$93,299
Restricted cash	550	583
Total cash, cash equivalents and restricted cash at the end of the period	$89,295	$93,882
Marketable Securities
All short-term marketable securities were considered held-to-maturity at March 31, 2025. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position. The Company assesses whether the decline in value of short-term marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There has been no recognition of any other-than-temporary impairment at March 31, 2025.
The amortized cost, unrealized holding gains and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
United States ("U.S.") agency securities	$90,700	$546	$91,246
Corporate debt securities	51,472	763	52,235
Total short-term marketable securities	$142,172	$1,309	$143,481

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains, Net	Fair Value
Short-term marketable securities:
U.S. agency securities	$90,918	$1,648	$92,566
Corporate debt securities	55,046	718	55,764
Total short-term marketable securities	$145,964	$2,366	$148,330
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the occurrence of certain events or substantive changes in circumstances. There were no indicators of impairment as of March 31, 2025. The balance of the Company’s goodwill was $40.3 million as of March 31, 2025 and December 31, 2024.

Intangible Assets
The following table presents details of the Company’s intangible assets as of March 31, 2025 ($ in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(22,066)	$(2,331)	$12,970	6.4
Customer relationships	25,718	(11,196)	(1,979)	12,543	8.1
Commercialization rights	11,579	(6,075)	—	5,504	4.3
Trademarks and tradenames	5,220	(2,190)	(293)	2,737	8.3
Total intangible assets with finite lives	79,884	(41,527)	(4,603)	33,754
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$83,377	$(41,527)	$(4,603)	$37,247
The following table presents details of the Company’s intangible assets as of December 31, 2024 ($ in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(21,357)	$(2,531)	$13,479	6.6
Customer relationships	25,718	(10,777)	(2,332)	12,609	8.4
Commercialization rights	11,579	(5,760)	—	5,819	4.6
Trademarks and tradenames	5,220	(2,094)	(356)	2,770	8.5
Total intangible assets with finite lives	79,884	(39,988)	(5,219)	34,677
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,257	—	—	2,257
Total intangible assets with indefinite lives	3,507	—	—	3,507
Total intangible assets	$83,391	$(39,988)	$(5,219)	$38,184
As of March 31, 2025, the Company did not identify any impairment triggering events that would indicate that the carrying value of the intangible assets was not recoverable.
The following table summarizes the Company’s amortization expense of finite-lived intangible assets (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of testing services	$347	$329
Cost of product	412	420
Cost of patient and digital solutions	152	271
Sales and marketing	628	633
Total	$1,539	$1,653

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2025 (in thousands):

Years Ending December 31,	Total
Remainder of 2025	$4,709
2026	5,307
2027	5,294
2028	5,294
2029	4,579
Thereafter	8,571
Total future amortization expense	$33,754
7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$4,420	$4,819
Work in progress	4,806	3,793
Raw materials	13,703	10,891
Total inventory	$22,929	$19,503
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical studies	$16,703	$16,166
Short-term lease liability	6,205	6,103
Professional fees	6,199	5,971
Deferred revenue	5,422	4,848
Laboratory processing fees and materials	3,101	3,184
Travel and expenses	1,237	819
Contingent consideration	960	2,414
Accrued shipping expenses	462	504
Accrued royalty	262	255
Deferred payments for intangible assets	250	250
License and other collaboration fees	—	67
Capital expenditures	—	126
Other accrued expenses	2,094	2,645
Total accrued and other liabilities	$42,895	$43,352
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

As of March 31, 2025, the carrying value of the right-of-use asset was $26.4 million. The related current and non-current liabilities as of March 31, 2025 were $6.2 million and $24.1 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,827	$1,971
Total lease cost	$1,827	$1,971

	March 31, 2025	December 31, 2024
Other information:
Weighted-average remaining lease term - Operating leases (in years)	4.69	4.61
Weighted-average discount rate - Operating leases (%)	7.0%	7.1%

Maturities of operating lease liabilities as of March 31, 2025 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2025	$5,929
2026	7,841
2027	8,167
2028	7,492
2029	2,500
Thereafter	3,402
Total lease payments	35,331
Less imputed interest	5,054
Present value of future minimum lease payments	30,277
Less operating lease liability, current portion	6,205
Operating lease liability, long-term portion	$24,072

As of March 31, 2025, the Company's leases had remaining terms of 0.08 years to 7.84 years, some of which include options to extend the lease term.
Effective March 2024, the Company entered into a sublease agreement with a sub-lessee (a third-party) for office space with a six-year term, commencing on May 1, 2024, for a total of $2.6 million base rent for the duration of the contract.
The following table summarizes the supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,494	$1,361
Royalty Commitments
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
Natera
In response to the Company’s false advertising suit filed against Natera Inc. (“Natera”) on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising. Both parties appealed. On October 8, 2024, the United States Court of Appeals for the Third Circuit remanded the case to make additional findings. On December 23, 2024, the Court issued an order concluding that there was sufficient evidence to support the jury’s findings of falsity on eight advertisements by Natera. Following the decision, the parties submitted additional briefing to the Third Circuit. The Company did not record a receivable or a gain from the judgment as the amount has not yet been realized.
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
On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera's U.S. Patent 10,655,180 but did infringe Natera's U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera's U.S. Patent 11,111,544 expires in September 2026. Following trial, Natera moved for an injunction on the Company's prior AlloSure process and the parties engaged in motion practice regarding the jury's verdict and discovery as to whether the Company's current AlloSure process infringes Natera's U.S. Patent 11,111,544. On September 11, 2024, Natera informed the Court that it was abandoning claims of ongoing infringement. On January 3, 2025, the Court issued an order denying Natera's motion to set aside the jury’s finding that the Company did not infringe Natera's U.S. Patent 10,655,180. On February 24, 2025, the Court issued an order concluding that Natera's U.S. Patents 11,111,544 and 10,655,180 were invalid for lack of written description, thereby overturning the jury verdict. On February 25, 2025, the Court issued an order denying Natera's motion for an injunction as moot. Natera has appealed the Court's invalidation of the three patents it asserted against CareDx. The Company intends to defend these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. In addition, Natera's U.S. Patent 11,111,544 is also subject to a pending ex parte reexamination before the United States Patent and Trademark Office (“PTO”). On February 14, 2025, a PTO examiner issued a non-final Office action rejecting Claims 21, 26, and 27 of the patent, the claims CareDx was found to have infringed in the litigation. Natera now has a right to respond to this Office action and there is no guarantee that these Claims will ultimately be rejected. After the jury finding, the Company recognized the damages of $96.3 million as other liabilities on the consolidated balance sheets as of December 31, 2023 as the loss was probable and reasonably estimable at that time. After the Court order overturned the jury finding, the Company derecognized the $96.3 million as of December 31, 2024 as the Company concluded that the loss was no longer probable. It is reasonably possible that the Company may not prevail if the case is appealed, in which case the range of loss could be up to the jury awarded amount of $96.3 million plus potential interest.
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand (“CID”) from the United States Department of Justice (“DOJ”) requesting that the Company produce certain documents in connection with a False Claims Act investigation by the DOJ regarding certain business practices related to the Company’s kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission (the “SEC”) in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company’s accounting and public reporting practices. By letter dated September 19, 2023, the Company was notified by the staff of the SEC that the SEC has concluded its investigation as to the Company and does not intend to recommend an enforcement action by the SEC against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. On April 8, 2025, the private plaintiff who originally filed the qui tam action in 2021 (the “relator”) filed an amended complaint on the public docket. Pursuant to the parties’ stipulation, the Company’s pre-motion to dismiss conference letter is due April 30, 2025, and the relator’s opposition letter is due on May 15, 2025. Subsequently, the Court will order a briefing schedule on the Company’s anticipated motion to dismiss the amended complaint. The Company denies the allegations in the qui tam action and intends to vigorously defend itself.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of, or any other requests or investigations that may arise in the future.
Securities Class Action
On May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action in the U.S. District Court for the Northern District of California against the Company, Reginald Seeto, its former President, Chief Executive Officer and member of the Company’s Board of Directors, Ankur Dhingra, its former Chief Financial Officer, Marcel Konrad, its former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting, and Peter Maag, its former President, former Chief Executive Officer, former Chairman of the Company’s Board of Directors and current member of the Company’s Board of Directors (the "Securities Class Action"). The action alleges that the Company and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of the Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs.
On August 25, 2022, the Court appointed an investor group led by the Oklahoma Police Pension and Retirement System as lead plaintiffs and appointed Saxena White P.A. and Robbins Geller Rudman & Dowd LLP as lead counsels.
Following multiple rounds of briefing and amendments to the complaint, on October 18, 2024, plaintiffs filed a third amended complaint, which again alleges that the Company and the individual defendants made materially false and/or misleading statements and/or omissions in violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The third amended complaint reiterates many of the same factual allegations as in prior complaints, but purports to add new allegations based on, among other things, a recently unsealed qui tam action filed by a former employee. On November 15, 2024 the defendants filed a motion to dismiss the third amended complaint and on December 13, 2024, plaintiffs filed an opposition brief. On January 10, 2025, defendants filed their reply brief and a hearing was held on January 28, 2025. On February 18, 2025, the Court denied the defendants’ motion to dismiss the third amended complaint. The case has now entered discovery.
On April 1, 2025, a mediation was held between the parties to the Securities Class Action with the assistance of Phillips ADR Enterprises. No settlement was reached.
On April 18, 2025, plaintiffs filed a motion for an order certifying the matter as a class action, appointing plaintiffs as class representatives, and appointing Robbins Geller Rudman & Dowd LLP and Saxena White P.A. as class counsel. The opposition to plaintiffs’ motion is due May 16, 2025, plaintiffs’ reply is due May 30, 2025, and a class certification hearing is scheduled for June 17, 2025.
On April 22, 2025, the parties in the Securities Class Action reached an agreement-in-principle to resolve the Securities Class Action under which the Company would pay or cause to be paid a settlement payment of approximately $20.25 million. The agreement-in-principle is subject to the execution of a definitive stipulation of settlement and to Court approval. The Company has recorded the settlement payment obligation of approximately $20.25 million as accrued litigation settlement expense and also recorded approximately $14.9 million in expected insurance proceeds as other receivables on the condensed consolidated balance sheet as of March 31, 2025. The Company recorded a net litigation settlement expense of approximately $5.4 million for the three months ended March 31, 2025 as it has reached an agreement-in-principle to settle the Securities Class Action but there is no guarantee that the agreement-in-principle will be consummated or approved by the Court.
Derivative Actions

On February 26, 2025, the plaintiffs in a previously-dismissed consolidated derivative action initiated a new action, captioned Edelman v. Bickerstaff, 3:25-c-02036 (N.D. Cal. filed Feb. 26, 2025), purporting to reinstate their claims and updating and amending their prior complaint (the "Edelman Derivative Action"). The Edelman Derivative Action asserts claims against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of the Company's Board of Directors alleging, among other things, breaches of fiduciary duty and various state and federal claims based on the factual allegations of the Securities Class Action.
On March 19, 2025, the parties to the Edelman Derivative Action and the Securities Action filed an administrative motion to consider whether the Edelman Derivative Action should be related to the Securities Class Action. On April 1, 2025, the Court granted the motion.
On April 1, 2025, a mediation was held between the parties to the Edelman Derivative Action with the assistance of Phillips ADR Enterprises. No settlement was reached.
On April 10, 2025, the Court held an Initial Case Management Conference in the Edelman Derivative Action and thereafter issued a Case Management and Scheduling Order setting a trial date of July 19, 2027, among other deadlines.
On April 21, 2025, plaintiffs in the Edelman Derivative Action submitted a letter motion to the Court seeking to have the Court lift the discovery stay provided by the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4 (the “PSLRA”). On April 23, 2025, CareDx submitted a brief in opposition.
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
On March 10, 2025, the parties to the Burns Derivative Action filed an amended stipulation and proposed order to continue the stay in that action, which was so-ordered by the Court on the same day. On April 1, 2025, a mediation was held between the parties to the Burns Derivative Action with the assistance of Phillips ADR Enterprises. No settlement was reached.

The Company intends to defend itself vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
Insurance Matter
In December 2022, the Company filed a lawsuit against its directors and officers liability insurance carriers in San Mateo County Superior Court. The Company seeks a declaration that costs and fees incurred by the Company in responding to governmental investigatory requests are covered under its policies. The Company also asserts breach of contract against its primary insurer Great American Insurance Company for denying the claim. On June 4, 2024, the Superior Court of the State of California for the County of San Mateo entered an order granting a motion for summary judgment by the insurers. The Company is currently pursuing an appeal of the matter. The policies provide up to $15 million in coverage limits. The Company intends to vigorously pursue its claims, and believes it has good and substantial support for its claims, but there is no guarantee that the Company will prevail in these claims. Resolution of the Securities Class Action may moot this matter.
9. STOCK INCENTIVE PLANS
Stock Options, Restricted Stock Units (“RSU”), and Performance Restricted Stock Units (“PSU”)
The following table summarizes option, RSU, and PSU activity under the Company’s 2014 Equity Incentive Plan, 2016 Inducement Equity Incentive Plan and 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan, and related information:

	Shares Available for Grant	Stock Options Outstanding	Weighted- Average Exercise Price	RSU/PSU Outstanding	Weighted- Average Grant Date Fair Value
Balance—December 31, 2024	4,559,101	3,409,912	$22.63	4,842,670	$15.38
Shares expired	(1,398,171)	—	—	—	—
Common stock awards for services	(856)	—	—	—	—
RSUs granted	(1,013,286)	—	—	1,013,286	19.62
RSUs vested	—	—	—	(367,450)	16.24
PSUs granted	(473,754)	—	—	236,877	19.61
PSUs vested	—	—	—	(256,711)	15.74
Options exercised	—	(141,050)	21.61	—	—
RSUs forfeited	10,500	—	—	(376,425)	13.28
PSUs forfeited	—	—	—	(34,937)	18.50
Options forfeited	—	(72,359)	23.83	—	—
Options expired	—	(252,065)	41.48	—	—
Balance—March 31, 2025	1,683,534	2,944,438	$21.03	5,057,310	$16.47
The total intrinsic value of options exercised was $0.4 million and $0.1 million for the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the total intrinsic value of outstanding RSUs was approximately $92.7 million and there were $44.2 million of unrecognized compensation costs related to RSUs, which are expected to be recognized over a weighted-average period of 2.20 years.
The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of two years. The number of shares outstanding was 572,460 and 412,843 as of March 31, 2025 and 2024, respectively. The weighted-average remaining recognition period was 2.31 years and 0.84 years for the three months ended March 31, 2025 and 2024, respectively.

Options outstanding that have vested and are expected to vest at March 31, 2025 are as follows:

	Number of Options Issued (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,777	$24.83	5.60	$4,226
Expected to vest	1,068	15.11	8.76	6,337
Total	2,845			$10,563

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at March 31, 2025 for stock options that were in-the-money.
The total fair value of options that vested during the three months ended March 31, 2025 was $1.2 million. As of March 31, 2025, there were approximately $9.5 million of unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.67 years.
2014 Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”) under which employees can purchase shares of its common stock based on a percentage of their compensation, but not greater than 15% of their respective earnings, provided an eligible employee’s right to purchase shares of the Company’s common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The ESPP has consecutive offering periods of approximately six months in length. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock on the first day of the offering period or on the exercise date.
During the offering period in 2024 that ended on December 31, 2024, 66,747 shares were purchased pursuant to the ESPP for aggregate proceeds of $0.9 million from the issuance of such shares, which occurred on January 2, 2025.
Valuation Assumptions
The estimated fair values of employee stock options and ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Employee stock options
Expected term (in years)	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Employee stock purchase plan
Expected term (in years)	0.5	0.5
Expected volatility	69.60%	75.91%
Risk-free interest rate	4.23%	5.38%
Expected dividend yield	—%	—%
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
There were no stock options granted during the periods.
Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three months ended March 31, 2025 and 2024, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of testing services	$363	$457
Cost of product	231	317
Cost of patient and digital solutions	220	372
Research and development	1,359	1,760
Sales and marketing	2,584	3,044
General and administrative	4,174	10,623
Total	$8,931	$16,573
10. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On February 20, 2025, the Company's Board of Directors approved a Stock Repurchase Program (the "Repurchase Program"), whereby the Company may purchase up to $50 million in shares of its common stock over a period of up to two years, commencing on February 20, 2025. The Repurchase Program may be carried out, subject to approval by the committee of the Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. No shares have been repurchased under the Repurchase Program as of March 31, 2025.
11. INCOME TAXES
The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to a change in valuation allowance, change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $0.1 million, respectively. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.
12. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”), or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its President and Chief Executive Officer as the CODM. In determining its reportable segments, the Company considered the markets and types of customers served and the products or services provided in those markets. The Company has determined that it has one operating segment and, therefore, one reportable segment.
Revenue by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenue by geographic regions (in thousands):

	Three Months Ended March 31,
	2025	2024
Testing services revenue
United States	$61,438	$53,650
Rest of World	483	187
	$61,921	$53,837
Product revenue
United States	$6,507	$5,276
Rest of World	4,303	3,318
	$10,810	$8,594
Patient and digital solutions revenue
United States	$11,920	$9,584
Rest of World	34	34
	$11,954	$9,618

Total revenue
Total United States	$79,865	$68,510
Total Rest of World	4,820	3,539
	$84,685	$72,049
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	March 31, 2025	December 31, 2024
Long-lived assets:
United States	$32,450	$33,286
Rest of World	279	266
Total	$32,729	$33,552
The Company's CODM assessed the Company’s performance by using net loss. The CODM uses net loss predominately in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions. The CODM organizes the business and leaders functionally. The CODM assesses performance and resources are allocated to functions which utilize those allocations across the business's services, products and digital solutions offerings.
The following table summarizes the reconciliation to net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Testing services revenue	$61,921	$53,837
Product revenue	10,810	8,594
Patient and digital revenue	11,954	9,618
Total revenue	84,685	72,049
Less:
Cost of testing services[1]	14,403	12,846
Cost of product[1]	4,943	4,607
Cost of patient and digital solutions	7,344	6,315
Personnel cost	30,743	26,528
Professional and legal fees	10,192	12,173
Research materials and clinical trials expense	3,174	3,480
Depreciation and amortization expense	2,950	3,378
Stock-based compensation expense	8,931	16,573
Litigation settlement expense	5,360	—
Other segment items[2]	9,781	8,923
Interest income, net	(2,783)	(2,886)
Segment and condensed consolidated net loss	$(10,353)	$(19,888)
1 Cost of testing services and cost of product include depreciation expense
2 Other segment items include the following: acquisition costs, software expenses, corporate expenses, rent and maintenance expense, travel and event related expense, and other expenses (income)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2025.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “target,” "contemplate," “predict,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements.
“CareDx” or the “Company” or “we” or “us” or “our” as used in the Quarterly Report on Form 10-Q refer to CareDx, Inc. and its subsidiaries.
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
•our plans and ability to continue updating our testing services, products and patient and digital solutions to maintain our leading position in transplantation;
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Our commercially available testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined used of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated several clinical studies to generate data on our existing and planned future testing services. We have signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. We also offer high-quality products that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. We also provide digital solutions to transplant centers and various offerings in patient and digital solutions.
Highlights for the Three Months Ended March 31, 2025
•Reported first quarter revenue of $84.7 million, increased 18% year-over-year
•Testing services revenue of $61.9 million, increased 15% year-over-year, and testing services volume of approximately 47,100, increased 12% year-over-year
•GAAP net loss of $10.4 million, a significant improvement from the first quarter 2024
•Cash, cash equivalents and marketable securities of $230.9 million, with no debt, as of March 31, 2025

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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 73% of our total revenue for the three months ended March 31, 2025 and 75% of our total revenue for the three months ended March 31, 2024. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 13% of our total revenue for the three months ended March 31, 2025 and 12% of our total revenue for the three months ended March 31, 2024. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), MediGO, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at TTP. Patient and digital solutions revenue represented 14% of total revenue for the three months ended March 31, 2025 and 13% of our total revenue for the three months ended March 31, 2024.
Factors Affecting Our Performance
The Number of AlloSure, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung Tests We Receive and Report
The growth of our testing services is tied to the number of AlloSure Kidney, AlloMap Heart and AlloSure Heart, HeartCare and AlloSure Lung patient samples we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the U.S. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Additionally, with HLA Data Systems, we are able to support HLA laboratories in managing their day-to-day workflow and with MediGO, we are able to serve the organ procurement market for organ logistical needs.
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
Timing of Research and Development Expenses
Our spending on research and development may vary substantially from quarter to quarter. We conduct clinical studies to validate our new products, as well as ongoing clinical and outcome studies to further the published evidence to support our commercialized tests. Spending on research and development for both experiments and studies may vary significantly by quarter depending on the timing of these various expenses.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
(In thousands)

	Three Months Ended March 31,
	2025	2024	Change
Revenue:
Testing services revenue	$61,921	$53,837	$8,084
Product revenue	10,810	8,594	2,216
Patient and digital solutions revenue	11,954	9,618	2,336
Total revenue	84,685	72,049	12,636
Operating expenses:
Cost of testing services	15,113	13,632	1,481
Cost of product	5,586	5,344	242
Cost of patient and digital solutions	7,716	6,958	758
Research and development	18,524	18,711	(187)
Sales and marketing	22,991	19,830	3,161
General and administrative	22,769	30,140	(7,371)
Litigation settlement expense	5,360	—	5,360
Total operating expenses	98,059	94,615	3,444
Loss from operations	(13,374)	(22,566)	9,192
Other income:
Interest income, net	2,784	2,885	(101)
Other income (expense), net	295	(290)	585
Total other income	3,079	2,595	484
Loss before income taxes	(10,295)	(19,971)	9,676
Income tax (expense) benefit	(58)	83	(141)
Net loss	$(10,353)	$(19,888)	$9,535

Testing services revenue
Testing services revenue increased by $8.1 million, or 15%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase is primarily driven by testing services volume growth of 12% across all organs.
Product revenue
Product revenue increased by $2.2 million, or 26%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $2.3 million, or 24%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was mainly driven by our digital solutions, primarily Ottr software and higher pharmacy sales.
Cost of testing services
Cost of testing services increased by $1.5 million, or 11%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase is attributed to higher testing services volume offset in part by efficiency measures to lower laboratory expenses.
Cost of product
Cost of product increased by $0.2 million, or 5%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase is primarily due to increased sales of our commercial NGS-based kitted solutions, which was partially offset by certain cost reduction efforts.

Cost of patient and digital solutions
Cost of patient and digital solutions increased by $0.8 million, or 11%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase is primarily due to an increase in the cost of goods from our pharmacy business resulting from higher sales.
Research and development
Research and development expenses decreased by $0.2 million, or (1)%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease is primarily due to a decrease in clinical trials expense of $0.3 million.
Sales and marketing
Sales and marketing expenses increased by $3.2 million, or 16%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase is primarily due to an increase in personnel-related costs of $2.5 million and an increase in consulting expense of $0.7 million.
General and administrative
General and administrative expenses decreased by $7.4 million, or (24)%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease is primarily due to a decrease in stock-based compensation expense of $6.4 million and a decrease in legal expense of $2.0 million, offset by an increase in personnel-related costs of $1.4 million.
Litigation settlement expense
Litigation settlement expense increased by $5.4 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase is due to settlement of the Securities Class Action lawsuit. See Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the captions “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
Interest income, net
Interest income, net decreased by $0.1 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in cash, cash equivalents, and marketable securities.
Other income (expense), net
Other income (expense), net increased by $0.6 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in foreign exchange gains.
Income tax (expense) benefit
Income tax (expense) benefit decreased by $0.1 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease is primarily attributable to a change in mixed profit (loss) across jurisdictions.

Cash Flows for the Three Months Ended March 31, 2025 and 2024
The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26,584)	$(15,312)
Investing activities	1,325	27,660
Financing activities	(643)	(1,275)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	26
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,979)	$11,099

Operating Activities
Net cash used in operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the three months ended March 31, 2025 was $26.6 million. Net operating assets decreased by $31.0 million. Our noncash items primarily included $8.9 million in stock-based compensation expense, $3.6 million of depreciation and amortization expense, $1.3 million of amortization of right-of-use assets, and $0.8 million of amortization of premium on short-term marketable securities, net.
Cash used in operating activities for the three months ended March 31, 2024 was $15.3 million. Net operating assets decreased by $19.0 million. Our noncash items primarily included $16.6 million in stock-based compensation expense, $3.8 million of depreciation and amortization expense, $1.4 million of amortization of right-of-use assets, $0.3 million of revaluation of contingent consideration to estimated fair value, and $1.5 million of amortization of premium on short-term marketable securities, net.
Investing Activities
For the three months ended March 31, 2025, net cash provided by investing activities of $1.3 million was primarily related to proceeds from maturities of marketable securities of $55.4 million, offset by purchases of marketable securities of $52.5 million, and $1.6 million related to additions of capital expenditures.
For the three months ended March 31, 2024, net cash provided by investing activities of $27.7 million was primarily related to proceeds from maturities of marketable securities of $86.9 million, offset by purchases of marketable securities of $57.7 million, and $1.5 million related to additions of capital expenditures.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 of $0.6 million was primarily due to payment for contingent consideration of $1.5 million, offset by proceeds from issuances of common stock under our employee stock purchase plan of $0.9 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations since our inception and had an accumulated deficit of $636.6 million at March 31, 2025. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $230.9 million and no debt outstanding.
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
Stock Repurchase Program
On December 3, 2022, our Board of Directors approved a stock repurchase program (the “Repurchase Program”), whereby we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on December 8, 2022. The Repurchase Program may be carried out, subject to approval by the committee of the Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. The Repurchase Program expired in December 2024 and was renewed on February 20, 2025 where we may purchase up to $50 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025. There were no repurchases during the three months ended March 31, 2025. As of March 31, 2025, $50 million remained available for future share repurchases under the Repurchase Program.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of March 31, 2025 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 8 of the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $230.9 million at March 31, 2025, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $0.9 million on our unaudited condensed consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and sell to other countries throughout the world. As a result, we are subject to foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, and the Euro, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at March 31, 2025, would have negatively impacted our unaudited condensed consolidated balance sheets for the three months ended March 31, 2025 by $0.1 million and our product revenue by $0.4 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility but may do so in the future if our exposure to foreign currencies should become more significant. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, in light of the material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 28, 2025, the following material weakness was identified as of December 31, 2024:
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
Specifically, we determined that insufficient risk assessment was performed to identify risks related to complex and/or non-routine transactions and financial reporting personnel failed to perform control activities and to provide necessary oversight and monitoring of the accounting and reporting of complex and/or non-routine transactions. This control deficiency creates a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis and constitutes a material weakness in our internal control over financial reporting. This material weakness resulted in immaterial corrected errors in the reporting of stock-based compensation expense as disclosed in Part II Item 9B of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Management’s Plan to Remediate the Material Weakness
Our management is committed to maintaining a strong internal control environment. In response to the material weakness described above, our management is continuing to take actions to remediate the material weakness in internal control over financial reporting, which include but are not limited to the following:
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
•Enhancing the design of controls related to stock-based equity compensation, specifically around the recognition of stock-based equity compensation expense as outlined in ASC 718.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and remediation actions noted above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2025, or the Form 10-K, Part I – Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the three months ended March 31, 2025, our net loss was $10.4 million. As of March 31, 2025, we had an accumulated deficit of $636.6 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
•researching, developing, validating and commercializing potential new testing services, products and patient and digital solutions, including additional expenses in connection with our continuing development and commercialization of our testing services and product portfolio, and other future solutions;
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
For the three months ended March 31, 2025, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung represented 51% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all.
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
We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail. See Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the captions “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
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
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins, Oncocyte, and Verici have commercially available molecular diagnostics tests. Other entrants with kitted products have indicated they are entering the market for post-transplant surveillance, including Thermo Fisher, Devyser, Bio-Rad, EuroBio, and Oncocyte.
Competition for our AlloSure Heart, AlloMap Heart, and HeartCare, solutions for heart transplant recipients comes largely from biopsies in the first few years, which generally involves evaluating biopsy samples to determine the presence or absence of rejection. Beyond the first year or two, competition for heart transplant surveillance diagnostics includes echocardiography. Throughout, biopsy and echocardiography are supplemented by general, non-specific clinical chemistry tests such as, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. This practice has been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our test in order to change clinical practice. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera and Eurofins has commercially available molecular diagnostics tests.
Competition for our AlloSure Lung solution for lung transplant recipients comes largely from spirometry to assess lung function and biopsy to diagnose rejection in the first few years. These tests are supplemented by general, non-specific clinical chemistry tests such as, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. This practice has been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our test in order to change clinical practice. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, has commercially available molecular diagnostics tests.
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
Competition for our patient and digital solutions includes various companies that develop application software and operate in the healthcare field. Our competition for patient solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Our primary competitor for our patient management EMR solution is Phoenix, Epic's transplant application. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
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
From 2023 to 2024, our revenue increased from $280.3 million to $333.8 million, which represents an increase of 19%. From the three months ended March 31, 2024 to the three months ended March 31, 2025, our revenue increased from $72.0 million to $84.7 million, which represents an increase of $12.6 million or 18%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $230.9 million and an accumulated deficit of $636.6 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
•develop other solutions for clinical surveillance in transplantation;
•increase our selling and marketing efforts to drive market adoption and address competitive developments;
•expand our clinical laboratory operations;
•fund our clinical study activities;
•expand our research and development activities;
•sustain or achieve broader commercialization of our testing services, our products and patient and digital solutions or enhancements to those tests, products and patient and digital solutions;
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

The occurrence of any one of the above could harm our business and, consequently, our revenues and results of operations. Our expanding international operations could be affected by changes in laws, trade regulations, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of our current and future products and solutions, as well as by inter-governmental disputes. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, and Mexico, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to potential partners,suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.

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

Risks Related to Billing and Reimbursement

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

Further, the current federal administration has announced that it is looking for opportunities to improve efficiency and identify fraud and ineffective use of resources at government agencies. This includes government agencies we may interact with like the CMS, the HHS, and the FDA. There is a possibility that changes will be made at the CMS, the HHS, the FDA and other governmental agencies that we may interact with and that these changes could have a material adverse impact on our business.
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
As of March 31, 2025, we had 7 issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between October 2025 and May 2035. In addition, we had 4 U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.

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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2025 to March 31, 2025, our closing stock price ranged from $25.07 to $17.64 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
•our ability to efficiently integrate the business of our acquisitions;
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own in the aggregate approximately 35.5% of our common stock as of March 31, 2025. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, which was not remediated as of December 31, 2024. If we are unable to remediate this material weakness and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting which was in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2022 and has not been remediated as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Specifically, we determined that insufficient risk assessment was performed to identify risks related to complex and/or non-routine transactions and financial reporting personnel failed to perform control activities and to provide necessary oversight and monitoring of the accounting and reporting of complex and/or non-routine transactions. This control deficiency creates a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis and constitutes a material weakness in our internal control over financial reporting. This material weakness resulted in immaterial corrected errors in the reporting of stock-based compensation expense as disclosed in Part II Item 9B of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
This material weakness has not been remediated as of the date of this Quarterly Report on Form 10-Q. Our management has been engaged in developing and implementing remediation plans to address the material weakness described above. However, the material weakness will not be fully remediated until management can demonstrate the full effectiveness of controls over a sufficient period of time, and we can give no assurance on the success of such measures or the outcome of our assessment of these measures at this time.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended March 31, 2025:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 - January 31, 2025	13,281	(1)	$23.35	—	$—	(2)
February 1, 2025 - February 28, 2025	118,601	(1)	23.05	—	50.0	(2)
March 1, 2025 - March 31, 2025	5,698	(1)	18.90	—	50.0	(2)
Total	137,580			—
(1) Represents shares of our common stock withheld from employees for the payment of taxes.
(2) On February 20, 2025, the Company's Board of Directors approved a Stock Repurchase Program (the "Repurchase Program"), whereby the Company may purchase up to $50 million in shares of its common stock over a period of up to two years, commencing on February 20, 2025. The Repurchase Program may be carried out, subject to approval by the committee of the Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

4.2(6)#	2014 Equity Incentive Plan, as amended.

4.3(7)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(8)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(9)#	2016 Inducement Equity Incentive Plan.

4.6(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1 (11)#	CareDx, Inc. Outside Director Policy, as amended and restated on January 6, 2025.

10.2 (12)#	Change of Control and Severance Agreement, dated March 27, 2025, between CareDx, Inc. and Abhishek Jain.
10.3 *#	Form of Change of Control and Severance Agreement.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(7)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 8, 2025.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2025.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
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

CAREDX, INC.
(Registrant)

Date: April 30, 2025	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)