Form 10-Q
period 2025-06-30
CareDx, Inc.
filed 2025-08-06
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
There were 53,226,948 shares of the registrant’s Common Stock issued and outstanding as of August 1, 2025.

CareDx, Inc.

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
•our ability to successfully assert, defend against or settle any litigation brought by or against us or other legal matters or disputes; and
•our ability to remediate the material weakness in our internal control over financial reporting as of December 31, 2024.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, filed with the SEC on April 30, 2025, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
3

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
4

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$68,212	$114,689
Marketable securities	118,043	145,964
Accounts receivable	67,362	64,605
Inventory	27,915	19,503
Prepaid and other current assets	25,764	7,071
Total current assets	307,296	351,832
Property and equipment, net	31,934	33,552
Operating leases right-of-use assets	25,372	24,340
Intangible assets, net	36,037	38,184
Goodwill	40,336	40,336
Restricted cash	551	585
Other assets	2,731	2,221
Total assets	$444,257	$491,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,863	$7,686
Accrued compensation	19,056	38,333
Accrued litigation settlement expense	20,250	—
Accrued and other liabilities	44,011	43,352
Total current liabilities	93,180	89,371
Deferred tax liability	131	164
Contingent consideration	160	174
Operating lease liability, less current portion	22,780	22,263
Other liabilities	636	645
Total liabilities	116,887	112,617
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 53,220,123 and 54,771,203 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	53	51
Additional paid-in capital	1,028,591	1,013,193
Accumulated other comprehensive loss	(6,113)	(8,569)
Accumulated deficit	(695,161)	(626,242)
Total stockholders’ equity	327,370	378,433
Total liabilities and stockholders’ equity	$444,257	$491,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Testing services revenue	$62,033	$70,918	$123,954	$124,755
Product revenue	11,833	10,610	22,643	19,204
Patient and digital solutions revenue	12,813	10,746	24,767	20,364
Total revenue	86,679	92,274	171,364	164,323
Operating expenses:
Cost of testing services	15,406	14,308	30,519	27,940
Cost of product	4,981	6,298	10,567	11,642
Cost of patient and digital solutions	8,271	7,393	15,987	14,351
Research and development	16,830	19,693	35,354	38,404
Sales and marketing	24,279	21,002	47,270	40,832
General and administrative	27,683	30,907	50,452	61,047
Litigation settlement expense	350	—	5,710	—
Total operating expenses	97,800	99,601	195,859	194,216
Loss from operations	(11,121)	(7,327)	(24,495)	(29,893)
Other income:
Interest income, net	2,364	2,826	5,148	5,711
Other income (expense), net	72	(100)	367	(390)
Total other income	2,436	2,726	5,515	5,321
Loss before income taxes	(8,685)	(4,601)	(18,980)	(24,572)
Income tax benefit (expense)	117	(22)	59	61
Net loss	$(8,568)	$(4,623)	$(18,921)	$(24,511)
Net loss per share (Note 3):
Basic	$(0.16)	$(0.09)	$(0.35)	$(0.47)
Diluted	$(0.16)	$(0.09)	$(0.35)	$(0.47)
Weighted-average shares used to compute net loss per share:
Basic	54,304,754	52,195,620	54,781,601	51,943,989
Diluted	54,304,754	52,195,620	54,781,601	51,943,989
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(8,568)	$(4,623)	$(18,921)	$(24,511)
Other comprehensive gain (loss):
Foreign currency translation adjustment, net of tax	976	144	2,456	(1,001)
Comprehensive loss	$(7,592)	$(4,479)	$(16,465)	$(25,512)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	54,771,203	$51	$1,013,193	$(8,569)	$(626,242)	$378,433
Issuance of common stock under employee stock purchase plan	66,747	—	873	—	—	873
RSU settlements, net of shares withheld	482,874	—	(3,065)	—	—	(3,065)
Issuance of common stock for services	856	—	21	—	—	21
Issuance of common stock for cash upon exercise of stock options	141,050	—	3,049	—	—	3,049
Employee stock-based compensation expense	—	—	8,911	—	—	8,911
Foreign currency translation adjustment, net of tax	—	—	—	1,480	—	1,480
Net loss	—	—	—	—	(10,353)	(10,353)
Balance at March 31, 2025	55,462,730	$51	$1,022,982	$(7,089)	$(636,595)	$379,349
Issuance of common stock under employee stock purchase plan	84,234	1	1,398	—	—	1,399
Repurchase and retirement of common stock	(3,031,533)	(2)	—	—	(49,998)	(50,000)
RSU settlements, net of shares withheld	603,164	1	(6,240)	—	—	(6,239)
Issuance of common stock for services	967	1	20	—	—	21
Issuance of common stock for cash upon exercise of stock options	100,561	1	1,028	—	—	1,029
Employee stock-based compensation expense	—	—	9,403	—	—	9,403
Foreign currency translation adjustment, net of tax	—	—	—	976	—	976
Net loss	—	—	—	—	(8,568)	(8,568)
Balance at June 30, 2025	53,220,123	$53	$1,028,591	$(6,113)	$(695,161)	$327,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	51,503,377	$49	$946,511	$(6,963)	$(678,269)	$261,328
Issuance of common stock under employee stock purchase plan	73,759	—	532	—	—	532
Repurchase and retirement of common stock	(55,500)	—	—	—	(522)	(522)
RSU settlements, net of shares withheld	252,662	—	(668)	—	—	(668)
Issuance of common stock for services	6,813	—	56	—	—	56
Issuance of common stock for cash upon exercise of stock options	1,501	—	8	—	—	8
Employee stock-based compensation expense	—	—	16,524	—	—	16,524
Foreign currency translation adjustment, net of tax	—	—	—	(1,145)	—	(1,145)
Net loss	—	—	—	—	(19,888)	(19,888)
Balance at March 31, 2024	51,782,612	$49	$962,963	$(8,108)	$(698,679)	$256,225
Repurchase and retirement of common stock	—	—	—	—	—	—
RSU settlements, net of shares withheld	811,360	1	(3,601)	—	—	(3,600)
Issuance of common stock for services	4,935	—	49	—	—	49
Issuance of common stock for cash upon exercise of stock options	18,536	—	123	—	—	123
Employee stock-based compensation expense	—	—	16,351	—	—	16,351
Foreign currency translation adjustment, net of tax	—	—	—	144	—	144
Net loss	—	—	—	—	(4,623)	(4,623)
Balance at June 30, 2024	52,617,443	$50	$975,885	$(7,964)	$(703,302)	$264,669
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(18,921)	$(24,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,355	32,972
Depreciation and amortization	7,322	7,364
Amortization of right-of-use assets	2,671	2,816
Revaluation of contingent consideration to estimated fair value	547	529
Amortization of premium on short-term marketable securities, net	562	821
Other non-cash operating activities	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,336)	(15,207)
Inventory	(6,741)	(225)
Prepaid and other assets	(4,170)	769
Operating leases liabilities, net	(2,953)	(2,882)
Accounts payable	1,625	(6,920)
Accrued compensation	(19,303)	5,504
Accrued and other liabilities	5,544	2,693
Change in deferred revenue	1,116	—
Change in deferred taxes	—	(86)
Net cash (used in) provided by operating activities	(16,689)	3,637
Investing activities:
Purchases of short-term marketable securities	(67,280)	(93,212)
Maturities of short-term marketable securities	94,639	112,523
Additions of capital expenditures	(2,637)	(3,277)
Net cash provided by investing activities	24,722	16,034
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	2,272	532
Taxes paid related to net share settlement of restricted stock units	(9,304)	(4,266)
Proceeds from exercise of stock options	4,078	131
Payment of contingent consideration	(1,500)	(2,000)
Repurchase and retirement of common stock	(50,000)	(522)
Net cash used in financing activities	(54,454)	(6,125)
Effect of exchange rate changes on cash and cash equivalents	(90)	41
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,511)	13,587
Cash, cash equivalents and restricted cash at beginning of period	115,274	82,783
Cash, cash equivalents and restricted cash at end of period	$68,763	$96,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx, Inc. (“CareDx” or the “Company”), together with its subsidiaries, is a leading precision medicine company focused on the discovery, development and commercialization of clinically differentiated, high-value diagnostic solutions for transplant patients and caregivers. The Company offers testing services, products, and patient and digital solutions along the pre- and post- transplant patient journey, and it is a leading provider of genomics-based information for transplant patients. The Company’s headquarters are in Brisbane, California and it has other primary operations in Omaha, Nebraska and Stockholm, Sweden.
The Company’s commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined use of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. The Company has signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. The Company also offers high-quality products in the pre-transplant space that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital transplant solutions and various offerings that help transplant centers with patient management, outcomes quality and operational support.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in the preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission (the “SEC”) on February 28, 2025.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), and follow the requirements of the SEC for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentations. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
Immaterial Correction
As noted in Item 9-B of the Company's Form 10-K for the fiscal year ending December 31, 2024, as filed with the SEC on February 28, 2025, the Company corrected certain misstatements (which the Company determined were not material to the Company’s consolidated financial statements, individually or in the aggregate) in the comparative financial statements including the Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Comprehensive Loss, Condensed Consolidated Statement of Stockholders' Equity and Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2024 and applicable footnotes.
The following tables present a summary of the effects of the correction of the Company’s previously issued condensed consolidated financial statements for the three and six months ended June 30, 2024:

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
General and administrative	$27,678	$3,229	$30,907	$54,589	$6,458	$61,047
Total operating expenses	96,372	3,229	99,601	187,758	6,458	194,216
Loss from operations	(4,098)	(3,229)	(7,327)	(23,435)	(6,458)	(29,893)
Loss before income taxes	(1,372)	(3,229)	(4,601)	(18,114)	(6,458)	(24,572)
Net loss	$(1,394)	$(3,229)	$(4,623)	$(18,053)	$(6,458)	$(24,511)
Net loss per share
Basic	$(0.03)	$(0.06)	$(0.09)	$(0.35)	$(0.12)	$(0.47)
Diluted	$(0.03)	$(0.06)	$(0.09)	$(0.35)	$(0.12)	$(0.47)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net loss	$(1,394)	$(3,229)	$(4,623)	$(18,053)	$(6,458)	$(24,511)
Comprehensive loss	(1,250)	(3,229)	(4,479)	(19,054)	(6,458)	(25,512)

Condensed Consolidated Statement of Stockholders' Equity (unaudited)
	Six Months Ended June 30, 2024
(in thousands)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
As Previously Reported
Balance at December 31, 2023	$946,511	$(678,269)	$261,328
Employee stock-based compensation expense	26,417	—	26,417
Net loss	—	(18,053)	(18,053)
Balance at June 30, 2024	969,427	(696,844)	264,669
Adjustments
Employee stock-based compensation expense	6,458	—	6,458
Net loss	—	(6,458)	(6,458)
As Corrected
Balance at December 31, 2023	946,511	(678,269)	261,328
Employee stock-based compensation expense	32,875	—	32,875
Net loss	—	(24,511)	(24,511)
Balance at June 30, 2024	$975,885	$(703,302)	$264,669

Condensed Consolidated Statement of Cash Flows (unaudited)
	Six Months Ended June 30, 2024
(in thousands)	As Previously Reported	Adjustments	As Corrected
Net loss	$(18,053)	$(6,458)	$(24,511)
Stock-based compensation	$26,514	$6,458	$32,972

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
For the three and six months ended June 30, 2025, the Company reduced revenue by $3.8 million and $4.9 million, respectively, for tests performed in prior periods. The reductions reflect a change in estimate and constraint of variable consideration under ASC 606.
For the three and six months ended June 30, 2024, the Company recognized $13.2 million and $17.0 million, respectively, in revenue for tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established.
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended June 30, 2025 and 2024, approximately 34% and 42%, respectively, of total revenue was derived from Medicare. For the six months ended June 30, 2025 and 2024, approximately 36% and 38%, respectively, of total revenue was derived from Medicare.
As of June 30, 2025 and December 31, 2024, approximately 27% of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either June 30, 2025 or December 31, 2024.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 340): Improvements to Income Tax Disclosures, which requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information will also be required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendments set forth in this ASU are effective for annual periods beginning after December 15, 2024 for public entities. This guidance will be effective for the Company’s annual disclosures for the fiscal year ending December 31, 2025. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate certain costs and expenses into specific categories and by relevant expense caption in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This guidance will be effective for the Company's annual disclosures for the fiscal year ending December 31, 2027 and for interim period disclosures beginning in the fiscal year ending December 31, 2028. The Company is currently evaluating the potential impact of the new standard on its financial statements and related disclosures.
3. NET LOSS PER SHARE
Basic and diluted net loss per share have been computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common share equivalents as their effect would have been antidilutive.

The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss used to compute basic and diluted net loss per share	$(8,568)	$(4,623)	$(18,921)	$(24,511)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	54,304,754	52,195,620	54,781,601	51,943,989
Net loss per share:
Basic and diluted	$(0.16)	$(0.09)	$(0.35)	$(0.47)
The following potentially dilutive securities have been excluded from diluted net loss per share as of June 30, 2025 and 2024 because their effect would be antidilutive:

	As of June 30,
	2025	2024
Stock options issued and outstanding	2,755,712	3,783,013
Restricted stock units and performance restricted stock units issued and outstanding	4,289,235	6,663,430
Total	7,044,947	10,446,443
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
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$34,334	$—	$—	$34,334
Total	$34,334	$—	$—	$34,334
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,461	$1,461
Long-term liabilities:
Contingent consideration	—	—	160	160
Total	$—	$—	$1,621	$1,621

	December 31, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$52,230	$—	$—	$52,230
Total	$52,230	$—	$—	$52,230
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,414	$2,414
Long-term liabilities:
Contingent consideration	—	—	174	174
Total	$—	$—	$2,588	$2,588
The following table presents the changes in estimated fair value and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2024	$2,588
Change in estimated fair value of contingent consideration on business combination	547
Change in estimated fair value of contingent consideration on asset acquisition	(14)
Payments related to contingent consideration	(1,500)
Balance as of June 30, 2025	$1,621
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price using the fund's net asset value reported by the fund sponsor, utilizing actively traded exchange information. At each of June 30, 2025 and December 31, 2024, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates of 7% at June 30, 2025 and ranging from 7% to 12% at December 31, 2024. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact on the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$68,212	$95,782
Restricted cash	551	588
Total cash, cash equivalents and restricted cash at the end of the period	$68,763	$96,370
Marketable Securities
All short-term marketable securities were considered held-to-maturity at June 30, 2025. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position. The Company assesses whether the decline in value of short-term marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There has been no recognition of any other-than-temporary impairment at June 30, 2025.
The amortized cost, unrealized holding gains and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Loss	Fair Value
Short-term marketable securities:
U.S. agency securities	$85,876	$821	$(2)	$86,695
Corporate debt securities	32,167	365	(2)	32,530
Total short-term marketable securities	$118,043	$1,186	$(4)	$119,225

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Loss	Fair Value
Short-term marketable securities:
U.S. agency securities	$90,918	$1,652	$(4)	$92,566
Corporate debt securities	55,046	718	—	55,764
Total short-term marketable securities	$145,964	$2,370	$(4)	$148,330
No marketable securities had maturities of more than one year as of June 30, 2025 and December 31, 2024.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the identification of triggering events that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment as of June 30, 2025. The balance of the Company’s goodwill was $40.3 million as of June 30, 2025 and December 31, 2024.

Intangible Assets
The following table presents details of the Company’s intangible assets as of June 30, 2025 (dollars in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(22,805)	$(2,214)	$12,348	6.3
Customer relationships	25,718	(11,632)	(1,757)	12,329	7.8
Commercialization rights	11,579	(6,391)	—	5,188	4.1
Trademarks and tradenames	5,220	(2,288)	(253)	2,679	8.0
Total intangible assets with finite lives	79,884	(43,116)	(4,224)	32,544
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$83,377	$(43,116)	$(4,224)	$36,037
The following table presents details of the Company’s intangible assets as of December 31, 2024 (dollars in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(21,357)	$(2,531)	$13,479	6.6
Customer relationships	25,718	(10,777)	(2,332)	12,609	8.4
Commercialization rights	11,579	(5,760)	—	5,819	4.6
Trademarks and tradenames	5,220	(2,094)	(356)	2,770	8.5
Total intangible assets with finite lives	79,884	(39,988)	(5,219)	34,677
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,257	—	—	2,257
Total intangible assets with indefinite lives	3,507	—	—	3,507
Total intangible assets	$83,391	$(39,988)	$(5,219)	$38,184
As of June 30, 2025, the Company did not identify any impairment triggering events that would indicate that the carrying value of the intangible assets was not recoverable.
The following table summarizes the Company’s amortization expense of finite-lived intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of testing services	$346	$329	$693	$658
Cost of product	442	411	854	831
Cost of patient and digital solutions	153	238	305	509
Sales and marketing	648	628	1,276	1,261
Total	$1,589	$1,606	$3,128	$3,259

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2025 (in thousands):

Years Ending December 31,	Total
Remainder of 2025	$3,196
2026	5,368
2027	5,355
2028	5,355
2029	4,640
Thereafter	8,630
Total future amortization expense	$32,544
7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$8,396	$4,819
Work in progress	5,650	3,793
Raw materials	13,869	10,891
Total inventory	$27,915	$19,503
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical studies	$15,954	$16,166
Professional fees	6,698	5,971
Short-term lease liability	6,342	6,103
Deferred revenue	5,952	4,848
Laboratory processing fees and materials	3,234	3,184
Other accrued expenses	5,831	7,080
Total accrued and other liabilities	$44,011	$43,352
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
As of June 30, 2025, the carrying value of the right-of-use asset was $25.4 million. The related current and non-current lease liabilities as of June 30, 2025 were $6.3 million and $22.8 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,837	$1,965	$3,664	$3,936

	June 30, 2025	December 31, 2024
Other information:
Weighted-average remaining lease term - Operating leases (in years)	4.47	4.61
Weighted-average discount rate - Operating leases (%)	7.0%	7.1%

Maturities of operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2025	$3,993
2026	7,881
2027	8,218
2028	7,543
2029	2,550
Thereafter	3,452
Total lease payments	33,637
Less imputed interest	4,515
Present value of future minimum lease payments	29,122
Less operating lease liability, current portion	6,342
Operating lease liability, long-term portion	$22,780

As of June 30, 2025, the Company's leases had remaining terms of 0.92 years to 7.59 years, some of which include options to extend the lease term.
The following table summarizes the supplemental cash flow information related to leases for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,484	$1,468	$2,978	$2,829
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
Other Commitments
Effective as of July 2023, the Company entered into a license and collaboration agreement with a private entity (the “Collaboration Agreement”) pursuant to which the Company was granted an irrevocable, non-transferable right to commercialize its proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation for a period of four years with exclusive rights in the United States. Pursuant to the Collaboration Agreement, the Company will share an agreed-upon percentage of revenue with the private entity, if and when revenues are generated from iBox.

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
In addition, Natera's U.S., Patent 10,597,724 is currently subject to an ex parte reexamination before the United States Patent and Trademark Office (“PTO”). Natera's U.S. Patent 11,111,544 was previously subject to an ex parte reexamination before the PTO. On February 14, 2025, a PTO examiner issued a non-final Office action rejecting Claims 21, 26, and 27 of the patent, the claims CareDx was found to have infringed in the litigation. On July 9, 2025, the PTO issued a reexamination certificate finding that Natera had overcome the prior rejections.

After the jury finding, the Company recognized the damages of $96.3 million as other liabilities on the consolidated balance sheets as of December 31, 2023 as the loss was probable and reasonably estimable at that time. After the Court order overturned the jury finding, the Company derecognized the $96.3 million as of December 31, 2024 as the Company concluded that the loss was no longer probable. It is reasonably possible that the Company may not prevail if Natera continues to pursue the case through appeal, in which case the range of loss could be up to the jury awarded amount of $96.3 million plus potential interest.
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
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. On April 8, 2025, the private plaintiff who originally filed the qui tam action in 2021 (the “relator”) filed an amended complaint on the public docket. On July 16, 2025, the District Court held a conference, at which it set a briefing schedule for a motion to dismiss. The Company denies the allegations in the qui tam action and intends to vigorously defend itself.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of, or any other requests or investigations that may arise in the future.
Securities Class Action
On May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action (the "Securities Class Action") in the U.S. District Court for the Northern District of California against the Company and certain individuals.
On April 1, 2025, a mediation was held between the parties to the Securities Class Action with the assistance of Phillips ADR Enterprises.
On April 22, 2025, the parties in the Securities Class Action reached an agreement-in-principle to resolve the Securities Class Action under which the Company would pay or cause to be paid a settlement payment of approximately $20.25 million. On May 16, 2025, the parties reached a definitive stipulation of settlement. On May 23, 2025, plaintiffs filed a motion for preliminary approval. On July 23, 2025, the District Court issued an order preliminarily approving the settlement triggering the Company's obligation to fund its portion of the settlement.
The Company has recorded the settlement payment obligation of approximately $20.25 million as accrued litigation settlement expense and also recorded approximately $14.9 million in expected insurance proceeds as other receivables on the condensed consolidated balance sheet as of June 30, 2025. The Company recorded a net litigation settlement expense of approximately $5.4 million for the six months ended June 30, 2025 based on the agreement-in-principle to settle the Securities Class Action but there is no guarantee that the agreement will be approved by the Court.
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
On April 1, 2025, a mediation was held between the parties to the Edelman Derivative Action with the assistance of Phillips ADR Enterprises. No settlement was reached during the mediation.

On April 10, 2025, the Court held an Initial Case Management Conference in the Edelman Derivative Action and thereafter issued a Case Management and Scheduling Order setting a trial date of July 19, 2027, among other deadlines.
On April 21, 2025, plaintiffs in the Edelman Derivative Action submitted a letter motion to the Court seeking to have the Court lift the discovery stay provided by the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4 (the “PSLRA”). On April 23, 2025, CareDx submitted a brief in opposition and a hearing was held on June 10, 2025. On June 12, 2025, the Court issued an order denying plaintiffs’ letter motion to lift the PSLRA’s discovery stay. On July 22, 2025, the parties reached an agreement in principle to resolve the case, subject to the negotiation of an agreed-upon attorney fee.
On March 20, 2024, Edward W. Burns IRA filed a stockholder derivative action complaint in the Court of Chancery of the State of Delaware against the Company as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of the Company's Board of Directors (the “Burns Derivative Action”). Prior to filing the complaint, the Company produced documents to the plaintiff in response to a books and records inspection demand made pursuant to Section 220 of the Delaware General Corporation Law. The plaintiff purports to incorporate those documents in the complaint. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, unjust enrichment, waste of corporate assets, and aiding and abetting breaches of fiduciary duty. The suit seeks declaratory relief, recovery of alleged damages sustained by the Company as a result of the alleged violations, equitable relief, restitution, and plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. On April 11, 2024, the Court entered an order staying the Burns Derivative Action pursuant to a stipulation filed by the parties.
On March 10, 2025, the parties to the Burns Derivative Action filed an amended stipulation and proposed order to continue the stay in that action, which was so-ordered by the Court on the same day. On April 1, 2025, a mediation was held between the parties to the Burns Derivative Action with the assistance of Phillips ADR Enterprises. No settlement was reached. On June 9, 2025, in accordance with the Court’s March 10, 2025 order, the parties submitted a joint status report, informing the Court that subject to Court approval, the Securities Class Action has been settled and that settlement discussions in the Burns and Edelman Derivative Actions were ongoing.
On July 22, 2025, the parties reached an agreement in principle to resolve the case, subject to the negotiation of an agreed-upon attorney fee, and informed the Court.
There is no guarantee that the parties will reach a definitive settlement or, if they do, that the settlement will be approved by the Court. In the event there is no settlement, the Company intends to defend itself vigorously. The Company believes that it has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded any liabilities for these suits.
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

9. STOCK INCENTIVE PLANS
As of June 30, 2025, the Company had a total of 1,633,869 shares available for grant under its 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, and 2024 Equity Incentive Plan.
Stock Options
The following table summarizes stock option activity during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2024	3,409,912	$22.63
Granted	—	—
Exercised	(241,611)	16.87
Forfeited	(78,191)	24.36
Expired	(334,398)	41.76
Stock options outstanding at June 30, 2025	2,755,712	20.67
Stock options exercisable at June 30, 2025	1,873,207	$22.77
Restricted Stock Units (“RSUs”) and Performance Restricted Stock Units (“PSUs”)
The following table summarizes RSUs and PSUs activity during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs and PSUs outstanding at December 31, 2024	4,842,670	$15.38
RSUs granted	1,354,743	19.34
RSUs vested	(1,289,812)	15.39
RSUs forfeited	(566,696)	14.10
PSUs granted	252,405	19.49
PSUs vested	(250,863)	15.14
PSUs forfeited	(53,212)	26.34
RSUs and PSUs outstanding at June 30, 2025	4,289,235	$16.33
The PSUs granted to employees include financial and operational vesting metrics to be met over a performance period of two years. The number of shares underlying outstanding and unvested PSUs was 304,815 and 335,583 as of June 30, 2025 and December 31, 2024, respectively.
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
During the offering period in 2025 that ended on June 30, 2025, 84,234 shares were purchased pursuant to the ESPP for aggregate proceeds of $1.4 million from the issuance of such shares, which occurred on June 30, 2025.
During the offering period in 2024 that ended on December 31, 2024, 66,747 shares were purchased pursuant to the ESPP for aggregate proceeds of $0.9 million from the issuance of such shares, which occurred on January 2, 2025.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and six months ended June 30, 2025 and 2024, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of testing services	$329	$357	$692	$814
Cost of product	108	225	339	542
Cost of patient and digital solutions	189	350	409	722
Research and development	1,407	1,628	2,766	3,388
Sales and marketing	2,146	2,927	4,730	5,971
General and administrative	5,245	10,912	9,419	21,535
Total	$9,424	$16,399	$18,355	$32,972
As of June 30, 2025, unrecognized stock-based compensation expense related to stock options, RSUs, and PSUs was approximately $8.0 million, $42.4 million, and $2.9 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options, RSUs, and PSUs is expected to be recognized over a weighted-average period of 2.52 years, 2.27 years, and 2.42 years, respectively.
10. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On February 20, 2025, the Company's Board of Directors approved a Stock Repurchase Program (the “February 2025 Repurchase Program”), whereby the Company was authorized to purchase up to $50.0 million in shares of its common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 30, 2025, the Company purchased an aggregate of 3.0 million shares of its common stock under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million. As of June 30, 2025, no amounts were available for future share repurchases under the February 2025 Repurchase Program.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, the Company’s Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of its common stock over a period of up to two years, commencing on May 30, 2025 (the “May 2025 Repurchase Program”). The May 2025 Repurchase Program may be carried out, subject to approval by a committee of the Company's Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of June 30, 2025, $50.0 million was available for future share repurchases under the May 2025 Repurchase Program.
Common Stock
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.
The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30, 2025	December 31, 2024
Common stock options issued and outstanding	2,755,712	3,409,912
RSUs and PSUs issued and outstanding	4,289,235	4,842,670
Remaining shares reserved for issuance under the 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, and 2024 Equity Incentive Plan	1,633,869	4,559,101
Shares reserved under the Employee Stock Purchase Plan	407,806	558,787
Total	9,086,622	13,370,470
Preferred Stock
As of June 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2025 and December 31, 2024.

11. INCOME TAXES
The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to a change in valuation allowance, change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
For the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $117,000 and $59,000, respectively. For the three and six months ended June 30, 2024, the Company recorded an income tax expense of $22,000 and an income tax benefit of $61,000, respectively. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.
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
Revenue by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Testing services revenue
United States	$61,670	$70,699	$123,108	$124,349
Rest of World	363	219	846	406
	$62,033	$70,918	$123,954	$124,755
Product revenue
United States	$7,193	$6,575	$13,700	$11,851
Rest of World	4,640	4,035	8,943	7,353
	$11,833	$10,610	$22,643	$19,204
Patient and digital solutions revenue
United States	$12,778	$10,694	$24,698	$20,278
Rest of World	35	52	69	86
	$12,813	$10,746	$24,767	$20,364

Total revenue
Total United States	$81,641	$87,968	$161,506	$156,478
Total Rest of World	5,038	4,306	9,858	7,845
	$86,679	$92,274	$171,364	$164,323

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2025	December 31, 2024
Long-lived assets:
United States	$31,677	$33,286
Rest of World	257	266
Total	$31,934	$33,552
The CODM assesses the Company’s performance by using net loss. The CODM uses net loss predominately in the annual budget and forecasting process. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions. The CODM organizes the business and leaders functionally. The CODM assesses performance and resources are allocated to functions which utilize those allocations across the business's services, products and digital solutions offerings.
The following table summarizes the reconciliation to net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Testing services revenue	$62,033	$70,918	$123,954	$124,755
Product revenue	11,833	10,610	22,643	19,204
Patient and digital solutions revenue	12,813	10,746	24,767	20,364
Total revenue	86,679	92,274	171,364	164,323
Less:
Cost of testing services[1]	14,731	13,622	29,134	26,468
Cost of product[1]	4,431	5,662	9,374	10,269
Cost of patient and digital solutions[1]	7,929	6,805	15,273	13,120
Personnel cost	29,330	30,843	60,073	57,371
Professional and legal fees	12,348	10,033	22,540	22,206
Research materials and clinical trials expense	4,057	4,724	7,231	8,204
Depreciation and amortization expense	2,951	3,108	5,901	6,486
Stock-based compensation expense	9,424	16,399	18,355	32,972
Litigation settlement expense	350	—	5,710	—
Transformational initiative costs[2]	1,871	—	1,871	—
Other segment items[3]	10,189	8,527	19,970	17,450
Interest income, net	(2,364)	(2,826)	(5,147)	(5,712)
Segment and condensed consolidated net loss	$(8,568)	$(4,623)	$(18,921)	$(24,511)
1 Cost of testing services, cost of product and cost of patient and digital solutions include depreciation expense
2 Transformational initiative costs consist of consulting expenses which relate to the Company's ongoing transformation strategy that we have undertaken as a series of initiatives focused on operational excellence, enterprise-wide efficiency, and long-term strategic growth.
3 Other segment items include the following: acquisition costs, software expenses, corporate expenses, rent and maintenance expense, travel and event related expense, and other expenses (income)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined use of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated several clinical studies to generate data on our existing and planned future testing services. We have signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. We also offer high-quality products in the pre-transplant space that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. We also provide digital transplant solutions and various offerings that help transplant centers with patient management, outcomes quality and operational support.
Highlights for the Three Months Ended June 30, 2025
•Reported revenue of $86.7 million including a negative $3.8 million adjustment associated with tests performed in prior periods
•Testing services revenue of $62.0 million, a decrease of 13% year-over-year
•Testing services volume of 49,500 increased 13% year-over-year
•Net loss of $8.6 million, compared to a net loss of $4.6 million in the second quarter of 2024
•Cash, cash equivalents and marketable securities of $186 million as of June 30, 2025, net of $50 million share repurchase carried out during the quarter; no debt as of June 30, 2025
Financial Operations Overview
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 72% of our total revenue for each of the three and six months ended June 30, 2025, and 77% and 76% of our total revenue for the three and six months ended June 30, 2024, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 14% and 13% of our total revenue for the three and six months ended June 30, 2025, respectively, and 11% and

12% of our total revenue for the three and six months ended June 30, 2024, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), MediGO, TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at The Transplant Pharmacy, or TTP. Patient and digital solutions revenue represented 15% and 14% of total revenue for the three and six months ended June 30, 2025, respectively, and 12% of our total revenue for each of the three and six months ended June 30, 2024.
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
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the United States. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Additionally, with HLA Data Systems, we are able to support HLA laboratories in managing their day-to-day workflow and with MediGO, we are able to serve the organ procurement market for organ logistical needs.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
(In thousands)

	Three Months Ended June 30,
	2025	2024	Change	Change (%)
Revenue:
Testing services revenue	$62,033	$70,918	$(8,885)	(13)%
Product revenue	11,833	10,610	1,223	12%
Patient and digital solutions revenue	12,813	10,746	2,067	19%
Total revenue	86,679	92,274	(5,595)	(6)%
Operating expenses:
Cost of testing services	15,406	14,308	1,098	8%
Cost of product	4,981	6,298	(1,317)	(21)%
Cost of patient and digital solutions	8,271	7,393	878	12%
Research and development	16,830	19,693	(2,863)	(15)%
Sales and marketing	24,279	21,002	3,277	16%
General and administrative	27,683	30,907	(3,224)	(10)%
Litigation settlement expense	350	—	350	*
Total operating expenses	97,800	99,601	(1,801)	(2)%
Loss from operations	(11,121)	(7,327)	(3,794)	52%
Other income:
Interest income, net	2,364	2,826	(462)	(16)%
Other income (expense), net	72	(100)	172	*
Total other income	2,436	2,726	(290)	(11)%
Loss before income taxes	(8,685)	(4,601)	(4,084)	89%
Income tax benefit (expense)	117	(22)	139	*
Net loss	$(8,568)	$(4,623)	$(3,945)	85%
*Percentage not meaningful
Testing services revenue
Testing services revenue decreased by $8.9 million, or (13)%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to: (i) higher collections resulting in positive revenue adjustments recognized during the three months ended June 30, 2024 under ASC 606 related to specific tests performed in earlier periods, and (ii) lower collections recognized during the three months ended June 30, 2025 related to tests performed in earlier periods. Excluding the impact of these items, testing services revenue increased by 14%, which is mainly due to the growth in testing volume during the three months ended June 30, 2025.
Product revenue
Product revenue increased by $1.2 million, or 12%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $2.1 million, or 19%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase was mainly driven by our digital solutions, primarily Ottr software and higher pharmacy sales.
Cost of testing services
Cost of testing services increased by $1.1 million, or 8%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase is attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.

Cost of product
Cost of product decreased by $1.3 million, or (21)%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to improved manufacturing efficiencies and lower costs resulting from favorable pricing terms negotiated with key manufacturers.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $0.9 million, or 12%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase is primarily due to an increase in the cost of goods from our pharmacy business resulting from higher sales.
Research and development
Research and development expenses decreased by $2.9 million, or (15)%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to a decrease in clinical trials expense of $1.2 million, a decrease in personnel-related costs of $1.0 million and a decrease in consulting expense of $0.6 million.
Sales and marketing
Sales and marketing expenses increased by $3.3 million, or 16%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase is primarily due to an increase in personnel-related costs of $1.1 million, an increase in consulting expense of $1.4 million, and an increase in marketing expense of $1.0 million.
General and administrative
General and administrative expenses decreased by $3.2 million, or (10)%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to a decrease in stock-based compensation expense of $5.6 million, partially offset by an increase in consulting expense of $1.9 million related to one-time transformational initiative costs and an increase in software expense of $0.6 million.
Litigation settlement expense
Litigation settlement expense increased by $0.4 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase is due to litigation settlement expense incurred during the three months ended June 30, 2025.
Interest income, net
Interest income, net decreased by $0.5 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in cash and cash equivalents and marketable securities.
Other income (expense), net
Other income (expense), net increased by $0.2 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in foreign exchange gains.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.1 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase is primarily attributable to a change in mixed profit (loss) across jurisdictions.

Comparison of the Six Months Ended June 30, 2025 and 2024
(In thousands)

	Six Months Ended June 30,
	2025	2024	Change	Change (%)
Revenue:
Testing services revenue	$123,954	$124,755	$(801)	(1)%
Product revenue	22,643	19,204	3,439	18%
Patient and digital solutions revenue	24,767	20,364	4,403	22%
Total revenue	171,364	164,323	7,041	4%
Operating expenses:
Cost of testing services	30,519	27,940	2,579	9%
Cost of product	10,567	11,642	(1,075)	(9)%
Cost of patient and digital solutions	15,987	14,351	1,636	11%
Research and development	35,354	38,404	(3,050)	(8)%
Sales and marketing	47,270	40,832	6,438	16%
General and administrative	50,452	61,047	(10,595)	(17)%
Litigation settlement expense	5,710	—	5,710	*
Total operating expenses	195,859	194,216	1,643	1%
Loss from operations	(24,495)	(29,893)	5,398	(18)%
Other income:
Interest income, net	5,148	5,711	(563)	(10)%
Other income (expense), net	367	(390)	757	*
Total other income	5,515	5,321	194	4%
Loss before income taxes	(18,980)	(24,572)	5,592	(23)%
Income tax benefit	59	61	(2)	*
Net loss	$(18,921)	$(24,511)	$5,590	(23)%
*Percentage not meaningful
Testing services revenue
Testing services revenue decreased by $0.8 million, or (1)%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to: (i) higher collections resulting in positive revenue adjustments recognized during the six months ended June 30, 2024 under ASC 606 related to specific tests performed in earlier periods, and (ii) lower collections recognized during the six months ended June 30, 2025 related to tests performed in earlier periods. Excluding the impact of these items, testing services revenue increased by 20%, which is mainly due to the growth in testing volume during the six months ended June 30, 2025.
Product revenue
Product revenue increased by $3.4 million, or 18%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase is primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $4.4 million, or 22%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase was mainly driven by our digital solutions, primarily Ottr software and higher pharmacy sales.
Cost of testing services
Cost of testing services increased by $2.6 million, or 9%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase is attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.

Cost of product
Cost of product decreased by $1.1 million, or (9)%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to improved manufacturing efficiencies and lower costs resulting from favorable pricing terms negotiated with key manufacturers.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $1.6 million, or 11%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase is primarily due to an increase in the cost of goods from our pharmacy business resulting from higher sales.
Research and development
Research and development expenses decreased by $3.1 million, or (8)%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to a decrease in consulting expense of $1.6 million and a decrease in clinical trials expense of $1.4 million.
Sales and marketing
Sales and marketing expenses increased by $6.4 million, or 16%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase is due to an increase in personnel-related costs of $4.0 million and an increase in consulting expense of $2.1 million.
General and administrative
General and administrative expenses decreased by $10.6 million, or (17)%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease is primarily due to a decrease in stock-based compensation expense of $12.1 million, partially offset by an increase in consulting expense of $1.9 million related to one-time transformational initiative costs.
Litigation settlement expense
Litigation settlement expense increased by $5.7 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase is mainly due to settlement of the Securities Class Action lawsuit. See Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
Interest income, net
Interest income, net decreased by $0.6 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in cash, cash equivalents, and marketable securities.
Other income (expense), net
Other income (expense), net increased by $0.8 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in foreign exchange gains.

Cash Flows for the Six Months Ended June 30, 2025 and 2024
The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,689)	$3,637
Investing activities	24,722	16,034
Financing activities	(54,454)	(6,125)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(90)	41
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,511)	$13,587

Operating Activities
Net cash (used in) provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash used in operating activities for the six months ended June 30, 2025 was $16.7 million. Net operating assets decreased by $27.2 million. Our noncash items primarily included $18.4 million in stock-based compensation expense, $7.3 million of depreciation and amortization expense, $2.7 million of amortization of right-of-use assets, $0.6 million of amortization of premium on short-term marketable securities, net, and $0.5 million of revaluation of contingent consideration to estimated fair value.
Cash provided by operating activities for the six months ended June 30, 2024 was $3.6 million. Net operating assets decreased by $16.4 million. Our noncash items included $33.0 million in stock-based compensation expense, $7.4 million of depreciation and amortization expense, $2.8 million of amortization of right-of-use assets, $0.5 million of revaluation of contingent consideration to estimated fair value, and $0.8 million of amortization of premium on short-term marketable securities, net.
Investing Activities
For the six months ended June 30, 2025, net cash provided by investing activities of $24.7 million was primarily related to proceeds from maturities of marketable securities of $94.6 million, partially offset by purchases of marketable securities of $67.3 million, and $2.6 million related to additions of capital expenditures.
For the six months ended June 30, 2024, net cash provided by investing activities of $16.0 million was primarily related to proceeds from maturities of marketable securities of $112.5 million, partially offset by purchases of marketable securities of $93.2 million, and $3.3 million related to additions of capital expenditures, net.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 of $54.5 million was primarily due to repurchase and retirement of common stock of $50.0 million, taxes paid related to net share settlements of restricted stock units of $9.3 million, and payment for contingent consideration of $1.5 million, offset by proceeds from issuances of common stock under our employee stock purchase plan of $2.3 million, and proceeds from exercise of stock options of $4.1 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations and had an accumulated deficit of $695.2 million at June 30, 2025. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $186.3 million and no debt outstanding.
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
Stock Repurchase Programs
On February 20, 2025, our Board of Directors approved a Stock Repurchase Program (the “February 2025 Repurchase Program”), whereby we were authorized to purchase up to $50.0 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 30, 2025, we repurchased an aggregate of 3.0 million shares of our common stock under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million. As of June 30, 2025, no amounts were available for future share repurchases under the February 2025 Repurchase Program.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025 (the “May 2025 Repurchase Program”). The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of June 30, 2025, $50.0 million was available for future share repurchases under the May 2025 Repurchase Program.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of June 30, 2025 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:
•Revenue recognition;
•Business combinations;
•Acquired intangible assets;
•Impairment of goodwill, intangible assets and other long-lived assets; and
•Stock-based compensation.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $68.2 million at June 30, 2025, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $0.7 million on our unaudited condensed consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and sell to other countries throughout the world. As a result, we are subject to foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the United States and are denominated in Swedish Krona, and the Euro, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at June 30, 2025, would not have negatively impacted our unaudited condensed consolidated balance sheets for the six months ended June 30, 2025 and would have negatively impacted our product revenue by $0.9 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility but may do so in the future if our exposure to foreign currencies should become more significant. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, in light of the material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
Previously Reported Material Weaknesses
As disclosed in Item 9A, “Controls and Procedures,” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 28, 2025, the following material weakness was identified as of December 31, 2024:
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
Management’s Plan to Remediate the Material Weakness
Our management is committed to maintaining a strong internal control environment. In response to the material weakness that exists as of June 30, 2025 described above, our management is continuing to take actions to remediate the material weakness in internal control over financial reporting, which include but are not limited to the following:
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
We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts, particularly in the improvement of our control environment, will result in significant improvements to our system of controls that we believe will remediate the material weakness. However, this material weakness will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time. This remediation process may require additional resources and will require time to implement. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of our remediation plans and take such other actions that we deem appropriate given the circumstances.
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, there have been no changes in our internal control over financial (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before investing in our common stock. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the three months ended June 30, 2025, our net loss was $8.6 million. As of June 30, 2025, we had an accumulated deficit of $695.2 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
•ongoing litigation;
•employment of operational, financial, accounting and information systems personnel, consistent with expanding our operations; and
•failure to achieve expected operating results may cause a future impairment of goodwill or other assets.
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
For the three months ended June 30, 2025, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung represented 48% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all. For example, on December 30, 2024, we received a CPT code for our AlloSure Kidney, AlloSure Heart and AlloSure Lung tests (PLA Code 0540U), which subjects such tests to a repricing process.  In June 2025, we recommended that CMS price our AlloSure tests consistent with the pricing for PLA Code 0493U, which is currently reimbursed at $2,753 on the Clinical Laboratory Fee Schedule.  If CMS adopts this recommendation, the new reimbursement rate would represent an $88 decrease to the current pricing for our AlloSure Kidney test, and no change to our current pricing for AlloSure Heart and AlloSure Lung tests.  The final reimbursement rate for PLA Code 0540U is expected to be listed on the Clinical Laboratory Fee Schedule starting January 1, 2026. However, we cannot predict final pricing under the new CPT code, including whether CMS will agree with our recommendation.
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
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the Medicare Administrative Contractors, or MACs, decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression. On July 17, 2025, MolDX and Noridian released a new draft proposed revision to the existing foundational LCD (DL40058, DL40060) with a revised accompanying billing article (DA60146, DA60152), or the Proposed LCD. The Proposed LCD, which is subject to comment, may introduce new coverage criteria, utilization limitations, and a new bundled payment concept for certain CareDx testing, which could lead to lower rates of reimbursement. We cannot predict the ultimate outcome of the LCD process, including as it relates to the Proposed LCD, and whether it will produce changes in coverage, reimbursement practices, utilization limitations, or payment amounts, any of which could adversely affect our business, operating results and prospects.
If future reimbursement price levels are less than the current prices, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.
On a five-year rotational basis, Medicare requests bids for its regional MAC services. The MAC for California is currently Noridian Healthcare Solutions. Our current Medicare coverage through Noridian provides for reimbursement for tests performed for qualifying Medicare patients throughout the United States so long as the tests are performed in our California laboratory. We cannot predict whether Noridian or any future MAC will continue to provide reimbursement for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, or AlloSure Lung at the same payment amount or with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare or AlloSure Lung could impact the coverage or payment amount for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.
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
Third-party payers have in the past disallowed, and may in the future disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, were redundant or were not coupled with other specified tests or services or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. For example, we are currently involved in a dispute with a significant Medicare Advantage payer concerning payment of claims. We are seeking recovery of claims amounts that we believe were improperly denied, underpaid or recouped. The payer could also seek to recoup additional previously paid claims within an 18-month look-back period. We are also subject to claims reviews and/or audits by third-party payers, including governmental audits of our Medicare claims, and have in the past been required to repay these payers in certain circumstances where a preliminary finding was made that we were incorrectly reimbursed. We may also in the future be required to repay these payers if a finding is made that we were incorrectly reimbursed.
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
We have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail. See Note 8, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations,” which is incorporated herein by reference.
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
We have included a discussion of a number of anticipated targets in the reports we filed with the SEC. The actual timing of accomplishment of these targets could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot be certain that we will meet our projected targets and if we do not meet these targets as publicly announced, the commercialization of our diagnostic solutions may be delayed or may not occur at all and, as a result, our business will suffer and our stock price may decline.
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
Competition for our AlloSure Heart, AlloMap Heart, and HeartCare solutions for heart transplant recipients comes largely from biopsies in the first few years, which generally involves evaluating biopsy samples to determine the presence or absence of rejection. Beyond the first year or two, competition for heart transplant surveillance diagnostics includes echocardiography. Throughout, biopsy and echocardiography are supplemented by general, non-specific clinical chemistry tests such as, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. This practice has been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our test in order to change clinical practice. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera and Eurofins has commercially available molecular diagnostics tests.
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
From 2023 to 2024, our revenue increased from $280.3 million to $333.8 million, which represents an increase of 19%. From the three months ended June 30, 2024 to the three months ended June 30, 2025, our revenue decreased from $92.3 million to $86.7 million, which represents a decrease of $5.6 million or (6)%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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

If our laboratory facility in the United States becomes inoperable, we will be unable to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung and future testing solutions, if any, and our business will be harmed.
We perform all of our testing services for the United States in our laboratory located in Brisbane, California. We do not have redundant laboratory facilities. Brisbane, California is situated on or near earthquake fault lines. Our facility and the equipment we use to perform testing services would be costly to replace and could require substantial lead time to repair or replace if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, hurricanes, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change and may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, we do not have earthquake insurance and thus coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage, and, in the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss.
In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us in the United States would be required to be certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. We would also be required to secure and maintain state licenses required by several states, including California, Florida, Maryland, New York, Rhode Island and Pennsylvania, which can take a significant amount of time and result in delays in our ability to begin operations at that facility.
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
We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our Brisbane, California laboratory. Our business will suffer if these service providers do not support AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or the future solutions that we may develop. For example, these laboratories may determine that processing the samples for our solutions requires too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.
If we seek to and are unable to raise additional capital on acceptable terms in the future, it may limit our ability to develop and commercialize new diagnostic solutions and technologies, and we may have to curtail or cease operations.
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $186.3 million and an accumulated deficit of $695.2 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
As part of our longer-term growth strategy, we intend to target select international markets to grow our presence outside of the United States We also currently distribute products in Europe, Canada, Asia, the Middle East, and Central and South America. To promote the growth of our business internationally, we will need to attract additional partners to expand into new markets.
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
If our present or future partners do not perform adequately, or we are unable to enter into agreements in new markets, we may be unable to achieve revenue growth or market acceptance in jurisdictions in which we depend on partners. In addition, conducting international operations subjects us to risks that, generally, we have not faced in the United States, including:

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
•risks related to our operations in Russia and Iran, including restrictions on our access to banking services, changes in the United States, EU or other sanctions laws that limit financial transactions or increase or compliance burden and potential legal exposure and counterparty risk;
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
•political and economic instability, including interruptions in international relations, wars, terrorism and political unrest, general security concerns, outbreak of disease, boycotts, curtailment of trade and other business restrictions, including the ongoing conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia, tariffs imposed on global trade and the ongoing conflicts in the Middle East;
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
The occurrence of any one of the above could harm our business and, consequently, our revenues and results of operations. Our expanding international operations could be affected by changes in laws, trade regulations and tariffs, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of our current and future products and solutions, as well as by inter-governmental disputes. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, and Mexico, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.
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
We are incorporating, and may in the future further incorporate, AI technologies into some of our internal processes. These technologies may present business, compliance and reputational risks.
We currently use artificial intelligence, or AI, in certain of our internal processes to increase employee efficiency and productivity and to optimize software and algorithm development process, and we may decide to expand our use of AI in the future. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the healthcare sector, our competitive position and business results may suffer.
At the same time, use of AI has recently become the subject of significant media attention and political debate. While we do not currently use AI in any of our products, the introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, as well as our business, operating results and financial condition. For example, AI technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers and affect our product offerings, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop or deploy AI, particularly generative AI technologies, in our products or processes to the extent we may choose to do so in the future, or our efforts to expand our business. For example, the European Union’s, or E.U., Artificial Intelligence Act, which became effective on August 1, 2024, governs the development, marketing, and use of AI in the E.U. and could impose significant additional costs on us to comply or significant fines for failing to comply.
We use AI technologies from third parties, which may include licensed and open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The evolving legal, regulatory, and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.
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
Many of the countries in which we operate, including the United States and several of the members of the E.U. have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; prolonged periods of increased inflation globally and in the United States in particular; the imposition of trade barriers such as tariffs, quotas, trade wars, preferential bidding or import or export licensing requirements; liquidity concerns at financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be further diminished, our expenses could increase faster than anticipated or payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts, and we may utilize our capital resources sooner than expected. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
Additionally, the U.S. Congress recently enacted the One Big Beautiful Bill Act, or the OBBBA, which includes significant provisions, including tax cut extensions and modifications to the international tax framework, as well as provisions that may impact Medicare and the U.S. healthcare system more broadly. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.
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
Accounting methods and policies for diagnostic companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies may require us to reclassify, restate or otherwise change or revise our consolidated financial statements, including those described in the reports we file with the SEC. In addition, the preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Any changes or modifications to the methodology used for determining our estimates, assumptions and forecasts could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized from these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in 2022 in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us in the first quarter of 2023 it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal. Ultimately, 100% of claims which were appealed were resolved in our favor. We have also met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. In addition, in the second quarter of 2023, we received a record request from UPIC. UPIC has the authority to implement Medicare payment suspensions during the pendency of an audit and the ability to refer billing matters to other regulatory agencies. In the third quarter of 2023, the UPIC provided us with notice that we had received Medicare payments in error, resulting in an overpayment of $38,975.02. The UPIC further stated that going forward it wished to support our efforts to remedy the billing issues and it would continue to monitor our Medicare claim submission patterns. We have appealed the denied claims consistent with our statutory rights. In the first quarter of 2025, we received an additional UPIC records request. We expect further intensification of the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre- and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. We could be forced to expend considerable resources responding to these audits or other inquiries. These billing complexities, and the resulting uncertainty in obtaining payment for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung and future solutions, as well as the results of Noridian’s referral to CMS and any audits or inquiries evaluating our services create a risk of further regulatory or enforcement action from these or other regulatory agencies, or that our claims are denied or that any historical reimbursement of such claims is subject to forfeiture and could negatively affect our revenue, cash flows and profitability.
Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung.
The pricing and reimbursement environment may change in the future and become more challenging as a result of any of several possible regulatory developments, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to profitably sell any diagnostic products we may develop and commercialize. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our diagnostic products from governmental agencies or other third-party payers, which would adversely affect our business strategy, operations and financial results. For example, as a result of the Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or collectively, the Affordable Care Act, substantial changes have been made and may continue to be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. The Affordable Care Act also provided that payments under the Medicare CLFS were to receive a negative 1.75% annual adjustment through 2015. Although we have not been subject to such adjustment in the past, we cannot be certain that the claims administrators will not attempt to apply this adjustment in the future.
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
There have been public announcements by President Trump and members of the U.S. Congress regarding plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal, replacement or expansion of the Affordable Care Act or the effect such repeal, replacement or expansion would have on our business. Regardless of the impact of any repeal, replacement or expansion of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloSure Kidney and AlloMap Heart, and is expected to remain in effect through at least 2025. The OBBBA, which was recently signed into law, reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.
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
As of June 30, 2025, we had 7 U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between October 2025 and May 2035. In addition, we had 4 U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.
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
In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. See Note 8, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations,” which is incorporated herein by reference, for a discussion of our recently completed and ongoing litigation with Natera.
We may be required to take further action to maintain and protect our intellectual property rights against third parties.
In the event we determine that a party is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party or we may determine to initiate a lawsuit against such party. The process of negotiating a license with a third-party can be lengthy, and may take months or even years in some circumstances. In addition, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all. See Note 8, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations,” which is incorporated herein by reference, for a discussion of our recently completed and ongoing litigation with Natera.
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
Filing, prosecuting, defending and enforcing patents on all of our technologies and solutions throughout the world would be prohibitively expensive. As a result, we seek to protect our proprietary position by filing patent applications in the United States and in select foreign jurisdictions and cannot guarantee that we will obtain the patent protection necessary to protect our competitive position in all major markets. Competitors may use our technologies or solutions in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our current and future products in jurisdictions where we do not have any issued patents, and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.
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
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.
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
In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. For example, the CCPA took effect on January 1, 2020 and requires, among other things, covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CPRA, which took effect in January 2023, amended the CCPA, and also created a new state agency that has authority to implement and enforce the CCPA and the CPRA. The CCPA and the CPRA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the amendments to the CCPA on our business. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which became effective in 2023. Further, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026. Internationally, the General Data Protection Regulation, or the GDPR, took effect in May 2018 within the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection.

Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2025 to June 30, 2025, our closing stock price ranged from $25.07 to $14.18 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Our executive officers, directors and holders of 5% or more of our outstanding common stock (based on the most recent public filings), and entities affiliated with them, beneficially own a significant amount of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
On February 20, 2025, our Board of Directors approved a Stock Repurchase Program, or the February 2025 Repurchase Program, whereby we were authorized to purchase up to $50.0 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 30, 2025, we repurchased an aggregate of 3.0 million shares of our common stock, under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million. As of June 30, 2025, no amounts were available for future share repurchases under the February 2025 Repurchase Program.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. As of June 30, 2025, $50.0 million was available for future share repurchases under the May 2025 Repurchase Program.
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
Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting which was in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2022 and has not been remediated as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
General Risk Factors
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may adversely affect our operating results.
As a public company listed in the United States, we incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market LLC, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the settlement and vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value as required under applicable tax rates. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2025 - April 30, 2025
Share Repurchase Program (1)	—	—	—	$50.0
Employee Transactions (2)	173,242	$18.13	N/A	N/A
May 1, 2025 - May 31, 2025
Share Repurchase Program (1)	3,031,533	$16.49	3,031,533	$50.0
Employee Transactions (2)	67,006	$14.75	N/A	N/A
June 1, 2025 - June 30, 2025
Share Repurchase Program (1)	—	—	—	$50.0
Employee Transactions (2)	77,041	$19.4	N/A	N/A
Total
Share Repurchase Program (1)	3,031,533	—	3,031,533	$50.0
Employee Transactions (2)	317,289	—	N/A	N/A

(1) See Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Stock Repurchase Programs” for further information relating to our stock repurchase programs.
(2) Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

4.2(6)#	2014 Equity Incentive Plan, as amended.

4.3(7)#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.

4.4(8)#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.

4.5(9)#	2016 Inducement Equity Incentive Plan.

4.6(10)#	CareDx, Inc. 2019 Inducement Equity Incentive Plan.

10.1(11)#	Amendment No. 1 to the CareDx, Inc. 2024 Equity Incentive Plan.
10.2#*	CareDx, Inc. Amended and Restated Outside Director Compensation Policy, as amended and restated effective June 13, 2025.
10.3#*	Offer Letter, dated May 20, 2025, between CareDx, Inc. and Nathan Smith.
10.4#*	Change of Control and Severance Agreement, dated May 20, 2025, between CareDx, Inc. and Nathan Smith.
10.5#*	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated May 20, 2025, between CareDx, Inc. and Nathan Smith.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.

(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(7)	Incorporated by reference to Exhibit 99(d)(3) to the Registrant’s Form SC TO-I filed with the SEC on October 12, 2017.
(8)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-8 filed with the SEC on July 18, 2014.
(9)	Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(10)	Incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q filed with the SEC on July 29, 2021.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 12, 2025.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: August 6, 2025	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ ABHISHEK JAIN
Abhishek Jain
Chief Financial Officer
(Principal Accounting and Financial Officer)