Form 10-Q
period 2025-09-30
CareDx, Inc.
filed 2025-11-04
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
There were 51,432,639 shares of the registrant’s Common Stock issued and outstanding as of October 30, 2025.

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
•our ability to successfully assert, defend against or settle any litigation brought by or against us or other legal matters or disputes; and
•our ability to remediate the material weakness that was identified in our internal control over financial reporting and which was not remediated as of September 30, 2025.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, filed with the SEC on April 30, 2025, in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, filed with the SEC on August 6, 2025, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$91,435	$114,689
Marketable securities	102,782	145,964
Accounts receivable	47,844	64,605
Inventory	28,328	19,503
Prepaid and other current assets	29,891	7,071
Total current assets	300,280	351,832
Property and equipment, net	30,845	33,552
Operating leases right-of-use assets	24,047	24,340
Intangible assets, net	33,446	38,184
Goodwill	40,336	40,336
Restricted cash	551	585
Other assets	2,802	2,221
Total assets	$432,307	$491,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,597	$7,686
Accrued compensation	23,237	38,333
Accrued litigation settlement expense	20,250	—
Accrued and other liabilities	43,960	43,352
Total current liabilities	99,044	89,371
Deferred tax liability	117	164
Contingent consideration	160	174
Operating lease liability, less current portion	21,212	22,263
Other liabilities	634	645
Total liabilities	121,167	112,617
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 51,407,335 and 54,771,203 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	51	51
Additional paid-in capital	1,036,091	1,013,193
Accumulated other comprehensive loss	(5,955)	(8,569)
Accumulated deficit	(719,047)	(626,242)
Total stockholders’ equity	311,140	378,433
Total liabilities and stockholders’ equity	$432,307	$491,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Testing services revenue	$72,168	$60,807	$196,122	$185,562
Product revenue	12,478	10,212	35,121	29,416
Patient and digital solutions revenue	15,409	11,864	40,176	32,228
Total revenue	100,055	82,883	271,419	247,206
Operating expenses:
Cost of testing services	14,705	13,447	45,224	41,387
Cost of product	5,629	6,212	16,196	17,854
Cost of patient and digital solutions	10,320	7,913	26,307	22,264
Research and development	16,769	17,486	52,123	55,890
Sales and marketing	24,449	19,802	71,719	60,634
General and administrative	28,429	31,744	78,881	92,791
Litigation settlement expense	—	—	5,710	—
Total operating expenses	100,301	96,604	296,160	290,820
Loss from operations	(246)	(13,721)	(24,741)	(43,614)
Other income:
Interest income, net	2,013	3,001	7,161	8,712
Other (expense) income, net	(107)	283	260	(107)
Total other income	1,906	3,284	7,421	8,605
Income (loss) before income taxes	1,660	(10,437)	(17,320)	(35,009)
Income tax benefit (expense)	15	(200)	74	(139)
Net income (loss)	$1,675	$(10,637)	$(17,246)	$(35,148)
Net income (loss) per share (Note 3):
Basic	$0.03	$(0.20)	$(0.32)	$(0.67)
Diluted	$0.03	$(0.20)	$(0.32)	$(0.67)
Weighted-average shares used to compute net income (loss) per share:
Basic	52,507,582	52,903,338	54,016,446	52,266,106
Diluted	53,736,790	52,903,338	54,016,446	52,266,106
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,675	$(10,637)	$(17,246)	$(35,148)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	158	785	2,614	(216)
Comprehensive income (loss)	$1,833	$(9,852)	$(14,632)	$(35,364)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	54,771,203	$51	$1,013,193	$(8,569)	$(626,242)	$378,433
Issuance of common stock under employee stock purchase plan	66,747	—	873	—	—	873
RSU settlements, net of shares withheld	482,874	—	(3,065)	—	—	(3,065)
Issuance of common stock for services	856	—	21	—	—	21
Issuance of common stock for cash upon exercise of stock options	141,050	—	3,049	—	—	3,049
Employee stock-based compensation expense	—	—	8,911	—	—	8,911
Foreign currency translation adjustment, net of tax	—	—	—	1,480	—	1,480
Net loss	—	—	—	—	(10,353)	(10,353)
Balance at March 31, 2025	55,462,730	$51	$1,022,982	$(7,089)	$(636,595)	$379,349
Issuance of common stock under employee stock purchase plan	84,234	1	1,398	—	—	1,399
Repurchase and retirement of common stock	(3,031,533)	(2)	—	—	(49,998)	(50,000)
RSU settlements, net of shares withheld	603,164	1	(6,240)	—	—	(6,239)
Issuance of common stock for services	967	1	20	—	—	21
Issuance of common stock for cash upon exercise of stock options	100,561	1	1,028	—	—	1,029
Employee stock-based compensation expense	—	—	9,403	—	—	9,403
Foreign currency translation adjustment, net of tax	—	—	—	976	—	976
Net loss	—	—	—	—	(8,568)	(8,568)
Balance at June 30, 2025	53,220,123	$53	$1,028,591	$(6,113)	$(695,161)	$327,370
Repurchase and retirement of common stock	(1,986,563)	(2)	—	—	(25,561)	(25,563)
RSU settlements, net of shares withheld	143,421	—	(1,147)	—	—	(1,147)
Issuance of common stock for services	1,218	—	22	—	—	22
Issuance of common stock for cash upon exercise of stock options	29,136	—	232	—	—	232
Employee stock-based compensation expense	—	—	8,393	—	—	8,393
Foreign currency translation adjustment, net of tax	—	—	—	158	—	158
Net income	—	—	—	—	1,675	1,675
Balance at September 30, 2025	51,407,335	$51	$1,036,091	$(5,955)	$(719,047)	$311,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	51,503,377	$49	$946,511	$(6,963)	$(678,269)	$261,328
Issuance of common stock under employee stock purchase plan	73,759	—	532	—	—	532
Repurchase and retirement of common stock	(55,500)	—	—	—	(522)	(522)
RSU settlements, net of shares withheld	252,662	—	(668)	—	—	(668)
Issuance of common stock for services	6,813	—	56	—	—	56
Issuance of common stock for cash upon exercise of stock options	1,501	—	8	—	—	8
Employee stock-based compensation expense	—	—	16,524	—	—	16,524
Foreign currency translation adjustment, net of tax	—	—	—	(1,145)	—	(1,145)
Net loss	—	—	—	—	(19,888)	(19,888)
Balance at March 31, 2024	51,782,612	$49	$962,963	$(8,108)	$(698,679)	$256,225
RSU settlements, net of shares withheld	811,360	1	(3,601)	—	—	(3,600)
Issuance of common stock for services	4,935	—	49	—	—	49
Issuance of common stock for cash upon exercise of stock options	18,536	—	123	—	—	123
Employee stock-based compensation expense	—	—	16,351	—	—	16,351
Foreign currency translation adjustment, net of tax	—	—	—	144	—	144
Net loss	—	—	—	—	(4,623)	(4,623)
Balance at June 30, 2024	52,617,443	$50	$975,885	$(7,964)	$(703,302)	$264,669
Issuance of common stock under employee stock purchase plan	85,260	—	865	—	—	865
RSU settlements, net of shares withheld	208,508	—	(2,577)	—	—	(2,577)
Issuance of common stock for services	3,997	—	48	—	—	48
Issuance of common stock for cash upon exercise of stock options	191,663	—	3,191	—	—	3,191
Employee stock-based compensation expense	—	—	16,902	—	—	16,902
Foreign currency translation adjustment, net of tax	—	—	—	785	—	785
Net loss	—	—	—	—	(10,637)	(10,637)
Balance at September 30, 2024	53,106,871	$50	$994,314	$(7,179)	$(713,939)	$273,246
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(17,246)	$(35,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	26,773	49,895
Depreciation and amortization	11,136	10,833
Impairment of intangible asset and associated construction in progress	2,258	—
Amortization of right-of-use assets	4,020	4,236
Revaluation of contingent consideration to estimated fair value	547	761
Amortization of premium on short-term marketable securities, net	1,493	1,177
Other non-cash operating activities	48	—
Changes in operating assets and liabilities:
Accounts receivable	17,215	(15,550)
Inventory	(6,993)	294
Prepaid and other assets	(8,359)	(315)
Operating leases liabilities, net	(4,455)	(4,425)
Accounts payable	3,186	(6,699)
Accrued compensation	(15,438)	10,239
Accrued and other liabilities	5,542	804
Change in deferred revenue	942	—
Change in deferred taxes	—	57
Net cash provided by operating activities	20,669	16,159
Investing activities:
Acquisitions of intangible asset	(675)	—
Purchases of short-term marketable securities	(84,351)	(143,185)
Maturities of short-term marketable securities	126,039	149,775
Additions of capital expenditures	(3,942)	(4,962)
Net cash provided by investing activities	37,071	1,628
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	2,272	1,397
Taxes paid related to net share settlement of restricted stock units	(10,451)	(6,525)
Proceeds from exercise of stock options	4,310	3,322
Payment of contingent consideration	(1,500)	(2,375)
Repurchase and retirement of common stock	(75,563)	(522)
Net cash used in financing activities	(80,932)	(4,703)
Effect of exchange rate changes on cash and cash equivalents	(96)	125
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,288)	13,209
Cash, cash equivalents and restricted cash at beginning of period	115,274	82,783
Cash, cash equivalents and restricted cash at end of period	$91,986	$95,992

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
Certain reclassifications have been made to prior period amounts to conform to current period presentations. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
Immaterial Correction
As noted in Item 9-B of the Company's Form 10-K for the fiscal year ending December 31, 2024, as filed with the SEC on February 28, 2025, the Company corrected certain misstatements (which the Company determined were not material to the Company’s consolidated financial statements, individually or in the aggregate) in the comparative financial statements including the Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Comprehensive Loss, Condensed Consolidated Statement of Stockholders' Equity and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2024 and applicable footnotes.
The following tables present a summary of the effects of the correction of the Company’s previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2024:

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
For the three and nine months ended September 30, 2025, the Company recognized $5.9 million and $1.0 million, respectively, in revenue for tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established.
For the three and nine months ended September 30, 2024, the Company recognized $1.2 million and $18.2 million, respectively, in revenue for tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established.
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2025 and 2024, approximately 32% and 37%, respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2025 and 2024, approximately 34% and 38%, respectively, of total revenue was derived from Medicare.
As of September 30, 2025 and December 31, 2024, approximately 31% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either September 30, 2025 or December 31, 2024.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 340): Improvements to Income Tax Disclosures, which requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information will also be required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The amendments should be applied on a prospective basis, but retrospective application is permitted. This guidance will be effective for the Company’s annual disclosures for the fiscal year ending December 31, 2025, and the Company will update its disclosures accordingly.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard modernizes the accounting guidance for internal-use software costs to better reflect current development practices, including agile and iterative methodologies. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company intends to adopt the guidance on a prospective basis upon its effective date and is currently evaluating the impact of the adoption on its financial statements and related disclosures.

3. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share have been computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period.
For the three months ended September 30, 2025, common share equivalents have been included in the calculation of diluted net income per share.
For the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) used to compute basic and diluted net income (loss) per share	$1,675	$(10,637)	$(17,246)	$(35,148)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	52,507,582	52,903,338	54,016,446	52,266,106
Effects of dilutive shares:
Stock options	240,043	—	—	—
Restricted stock units and performance restricted stock units	989,165	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	53,736,790	52,903,338	54,016,446	52,266,106

Net income (loss) per share:
Basic	$0.03	$(0.20)	$(0.32)	$(0.67)
Diluted	$0.03	$(0.20)	$(0.32)	$(0.67)
The following potentially dilutive securities have been excluded from diluted net loss per share as of September 30, 2025 and 2024 because their effect would be antidilutive:

	As of September 30,
	2025	2024
Stock options outstanding	2,655,325	3,741,694
Restricted stock units and performance restricted stock units outstanding	3,999,915	6,418,992
Employee stock purchase plan	52,471	40,899
Total	6,707,711	10,201,585
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

The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$25,499	$—	$—	$25,499
Total	$25,499	$—	$—	$25,499
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,461	$1,461
Long-term liabilities:
Contingent consideration	—	—	160	160
Total	$—	$—	$1,621	$1,621

	December 31, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$52,230	$—	$—	$52,230
Total	$52,230	$—	$—	$52,230
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,414	$2,414
Long-term liabilities:
Contingent consideration	—	—	174	174
Total	$—	$—	$2,588	$2,588
The following table presents the changes in estimated fair value and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2024	$2,588
Change in estimated fair value of contingent consideration from business combinations	547
Change in estimated fair value of contingent consideration from asset acquisitions	(14)
Payments related to contingent consideration	(1,500)
Balance as of September 30, 2025	$1,621
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price using the fund's net asset value reported by the fund sponsor, utilizing actively traded exchange information. As of September 30, 2025 and December 31, 2024, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates of 7% at September 30, 2025 and ranging from 7% to 12% at December 31, 2024. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact on the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$91,435	$95,400
Restricted cash	551	592
Total cash, cash equivalents and restricted cash at the end of the period	$91,986	$95,992
Marketable Securities
All short-term marketable securities were considered held-to-maturity at September 30, 2025. The Company determined that it had the positive intent and ability to hold until maturity all short-term marketable securities that have been in a continuous loss position. The Company assesses whether the decline in value of short-term marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There has been no recognition of any other-than-temporary impairment at September 30, 2025.
The amortized cost, unrealized holding gains and losses and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
U.S. agency securities	$82,805	$822	$—	$83,627
Corporate debt securities	19,977	145	—	20,122
Total short-term marketable securities	$102,782	$967	$—	$103,749

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Short-term marketable securities:
U.S. agency securities	$90,918	$1,652	$(4)	$92,566
Corporate debt securities	55,046	718	—	55,764
Total short-term marketable securities	$145,964	$2,370	$(4)	$148,330
No marketable securities had maturities of more than one year as of September 30, 2025 and December 31, 2024.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the identification of triggering events that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment as of September 30, 2025. The balance of the Company’s goodwill was $40.3 million as of September 30, 2025 and December 31, 2024.

Intangible Assets
The following table presents details of the Company’s intangible assets as of September 30, 2025 (dollars in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$36,517	$(23,396)	$(2,198)	$10,923	5.9
Customer relationships	25,581	(11,967)	(1,728)	11,886	7.3
Commercialization rights	11,579	(6,707)	—	4,872	3.8
Trademarks and tradenames	4,860	(2,341)	(247)	2,272	6.8
Total intangible assets with finite lives	78,537	(44,411)	(4,173)	29,953
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$82,030	$(44,411)	$(4,173)	$33,446
The following table presents details of the Company’s intangible assets as of December 31, 2024 (dollars in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(21,357)	$(2,531)	$13,479	6.6
Customer relationships	25,718	(10,777)	(2,332)	12,609	8.4
Commercialization rights	11,579	(5,760)	—	5,819	4.6
Trademarks and tradenames	5,220	(2,094)	(356)	2,770	8.5
Total intangible assets with finite lives	79,884	(39,988)	(5,219)	34,677
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,257	—	—	2,257
Total intangible assets with indefinite lives	3,507	—	—	3,507
Total intangible assets	$83,391	$(39,988)	$(5,219)	$38,184
As of September 30, 2025, other than the $1.7 million intangible asset that was impaired and written off during the three months ended September 30, 2025, the Company did not identify any impairment indicators suggesting that the carrying value of the intangible assets was not recoverable.
The following table summarizes the Company’s amortization expense of finite-lived intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of testing services	$348	$329	$1,041	$987
Cost of product	447	419	1,301	1,250
Cost of patient and digital solutions	152	170	457	679
Sales and marketing	655	634	1,931	1,895
Total	$1,602	$1,552	$4,730	$4,811

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2025 (in thousands):

Years Ending December 31,	Total
Remainder of 2025	$1,585
2026	5,305
2027	5,292
2028	5,292
2029	4,577
Thereafter	7,902
Total future amortization expense	$29,953
7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$9,538	$4,819
Work in progress	5,132	3,793
Raw materials	13,658	10,891
Total inventory	$28,328	$19,503
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Clinical studies	$14,746	$16,166
Short-term lease liability	6,432	6,103
Professional fees	6,252	5,971
Deferred revenue	5,763	4,848
Laboratory processing fees and materials	4,748	3,184
Other accrued expenses	6,019	7,080
Total accrued and other liabilities	$43,960	$43,352

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
As of September 30, 2025, the carrying value of the right-of-use asset was $24.0 million. The related current and non-current lease liabilities as of September 30, 2025 were $6.4 million and $21.2 million, respectively. The current and non-current lease liabilities are included in accrued and other current liabilities and operating lease liability, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,835	$1,957	$5,499	$5,893

	September 30, 2025	December 31, 2024
Other information:
Weighted-average remaining lease term - Operating leases (in years)	4.24	4.61
Weighted-average discount rate - Operating leases (%)	7.0%	7.1%

Maturities of operating lease liabilities as of September 30, 2025 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2025	$1,999
2026	7,888
2027	8,226
2028	7,551
2029	2,558
Thereafter	3,461
Total lease payments	31,683
Less imputed interest	4,039
Present value of future minimum lease payments	27,644
Less operating lease liability, current portion	6,432
Operating lease liability, long-term portion	$21,212

As of September 30, 2025, the Company's leases had remaining terms of 0.67 years to 7.34 years, some of which include options to extend the lease term.

The following table summarizes the supplemental cash flow information related to leases for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,518	$1,567	$4,496	$4,396
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
Natera
In response to the Company’s false advertising suit filed against Natera Inc. (“Natera”) on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising. Both parties appealed. On October 8, 2024, the U.S. Court of Appeals for the Third Circuit remanded the case to make additional findings. On December 23, 2024, the Court issued an order concluding that there was sufficient evidence to support the jury’s findings of falsity on eight advertisements by Natera. Following the decision, the parties submitted additional briefing to the Court. On August 28, 2025, the U.S. Court of Appeals for the Third Circuit issued a decision affirming the District Court’s findings on both liability and damages. On September 25, 2025, the Company filed a petition for panel rehearing or rehearing en banc of the Court’s damages decision. On October 10, 2025, the Third Circuit denied the petition. The Company did not record a receivable or a gain from the judgment as the amount has not yet been realized.

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
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. On April 8, 2025, the private plaintiff who originally filed the qui tam action in 2021 (the “Relator”) filed an amended complaint on the public docket. On July 16, 2025, the District Court held a conference, at which it set a briefing schedule for a motion to dismiss. On October 17, 2025, Relator filed an opposition to the Company’s motion to dismiss, and on October 31, 2025, the Company filed its reply in further support of its motion to dismiss. The Company denies the allegations in the qui tam action and intends to vigorously defend itself.
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
On April 22, 2025, the parties in the Securities Class Action reached an agreement-in-principle to resolve the Securities Class Action under which the Company would pay or cause to be paid a settlement payment of approximately $20.25 million. On May 16, 2025, the parties reached a definitive stipulation of settlement. On May 23, 2025, plaintiffs filed a motion for preliminary approval. On July 23, 2025, the District Court issued an order preliminarily approving the settlement triggering the Company's obligation to fund its portion of the settlement. Pursuant to the settlement agreement, the Company and its insurers each deposited their respective obligations into an escrow account. The Company recorded its escrow deposits in prepaid and other current assets in the condensed consolidated balance sheets as of September 30, 2025.
In accordance with the Court’s July 23, 2025 order, plaintiffs filed a motion for final approval and a motion for an award of attorneys’ fees and expenses on September 30, 2025. These motions remain under consideration and a fairness and approval hearing is scheduled for December 2, 2025.
The Company has recorded the settlement payment obligation of approximately $20.25 million as accrued litigation settlement expense and also recorded approximately $14.9 million in expected insurance proceeds as prepaid and other current assets on the condensed consolidated balance sheet as of September 30, 2025. The Company recorded a net litigation settlement expense of approximately $5.4 million for the nine months ended September 30, 2025 based on the agreement-in-principle to settle the Securities Class Action but there is no guarantee that the agreement will be approved by the Court.
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
On July 22, 2025, the parties reached an agreement in principle to resolve the case, subject to the negotiation of an agreed-upon attorney fee, and informed the Court. On July 31, 2025, the parties submitted a joint status report, notifying the Court that the parties selected a JAMS mediator to oversee attorney’s fee negotiation.
On September 9, 2025, the parties participated in a mediation session to mediate attorneys’ fees which was unsuccessful. On September 11, 2025, the parties in the Edelman Derivative Action submitted a joint status report notifying the Court that because a request for attorneys’ fees is not evaluated at the preliminary approval stage, plaintiffs intended to file a motion for preliminary approval of the derivative settlement.
On September 26, 2025, the parties entered into a stipulation and agreement of compromise, settlement and release resolving and settling, subject to court approval, both the Edelman and Burns Derivative Actions. The same day, plaintiffs in the Edelman Derivative Action filed their unopposed motion for preliminary approval. The deadline to oppose the motion was October 10, 2025 and no opposition was filed. On October 13, 2025, plaintiffs filed a notice of non-opposition, requesting that the Court enter an order granting the motion for preliminary approval without oral argument, which is currently scheduled for December 2, 2025 in the Edelman Derivative Action. The motion for preliminary approval remains under consideration.
On October 1, 2025 the parties to the Burns Derivative Action filed a third amended stipulation and proposed order to continue the stay in that action through the pendency of a determination on the proposed settlement in the Edelman Derivative Action. The court entered this stipulated order on October 6, 2025.
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
Insurance Matter
In December 2022, the Company filed a lawsuit against its directors and officers liability insurance carriers in San Mateo County Superior Court. The Company seeks a declaration that costs and fees incurred by the Company in responding to governmental investigatory requests are covered under its policies. The Company also asserts breach of contract against its primary insurer Great American Insurance Company for denying the claim. On June 4, 2024, the Superior Court of the State of California for the County of San Mateo entered an order granting a motion for summary judgment by the insurers. The Company is currently pursuing an appeal of the matter. The policies provide up to $15 million in coverage limits. Following the U.S. District Court for the Northern District of California’s preliminary approval of the Securities Class Action settlement, the parties requested, and the Court granted, dismissal of the appeal.

9. STOCK INCENTIVE PLANS
As of September 30, 2025, the Company had a total of 1,519,924 shares available for grant under its 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, and 2024 Equity Incentive Plan.
Stock Options
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2024	3,409,912	$22.63
Exercised	(270,747)	15.92
Forfeited	(89,180)	24.46
Expired	(394,660)	39.39
Stock options outstanding at September 30, 2025	2,655,325	20.67
Stock options exercisable at September 30, 2025	1,911,733	$22.77
Restricted Stock Units (“RSUs”) and Performance Restricted Stock Units (“PSUs”)
The following table summarizes RSUs and PSUs activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs and PSUs outstanding at December 31, 2024	4,842,670	$15.38
RSUs granted	1,542,206	18.90
RSUs vested	(1,520,059)	15.92
RSUs forfeited	(828,277)	14.28
PSUs granted	270,405	18.99
PSUs vested	(250,863)	15.14
PSUs forfeited	(56,167)	25.41
RSUs and PSUs outstanding at September 30, 2025	3,999,915	$15.54
The PSUs granted to employees include financial and operational vesting metrics to be met over a performance period of two years. The number of shares underlying outstanding and unvested PSUs was 221,413 and 335,583 as of September 30, 2025 and December 31, 2024, respectively.
2014 Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (the “ESPP”), under which employees can purchase shares of its common stock based on a percentage of their compensation, but not greater than 15% of their respective earnings, provided that an eligible employee’s right to purchase shares of the Company’s common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The ESPP has consecutive offering periods of approximately six months in length. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock on the first day of the offering period or on the exercise date.
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

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and nine months ended September 30, 2025 and 2024, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of testing services	$299	$418	$991	$1,232
Cost of product	51	234	390	776
Cost of patient and digital solutions	118	326	527	1,048
Research and development	1,146	1,775	3,912	5,163
Sales and marketing	1,782	2,786	6,512	8,757
General and administrative	5,022	11,384	14,441	32,919
Total	$8,418	$16,923	$26,773	$49,895
As of September 30, 2025, unrecognized stock-based compensation expense related to stock options, RSUs, and PSUs was approximately $6.5 million, $35.4 million, and $2.1 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options, RSUs, and PSUs is expected to be recognized over a weighted-average period of 2.32 years, 2.16 years, and 2.28 years, respectively.
10. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On February 20, 2025, the Company's Board of Directors approved a Stock Repurchase Program (the “February 2025 Repurchase Program”), whereby the Company was authorized to purchase up to $50.0 million in shares of its common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended June 30, 2025, the Company purchased an aggregate of 3.0 million shares of its common stock under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, the Company’s Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of its common stock over a period of up to two years, commencing on May 30, 2025 (the “May 2025 Repurchase Program”). The May 2025 Repurchase Program may be carried out, subject to approval by a committee of the Company's Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and nine months ended September 30, 2025, the Company purchased an aggregate of 2.0 million shares of its common stock under the May 2025 Repurchase Program for an aggregate purchase price of $25.6 million. As of September 30, 2025, $24.4 million was available for future share repurchases under the May 2025 Repurchase Program.
During the nine months ended September 30, 2025, the Company purchased an aggregate of 5.0 million shares of its common stock under the February 2025 and May 2025 Repurchase Programs, for a total purchase price of $75.6 million.
Common Stock
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.
The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30, 2025	December 31, 2024
Common stock options outstanding	2,655,325	3,409,912
RSUs and PSUs outstanding	3,999,915	4,842,670
Remaining shares reserved for issuance under the 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, and 2024 Equity Incentive Plan	1,519,924	4,559,101
Shares reserved under the Employee Stock Purchase Plan	407,806	558,787
Total	8,582,970	13,370,470

Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2025 and December 31, 2024.
11. INCOME TAXES
The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to a change in valuation allowance, change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $15,000 and $74,000, respectively. For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $0.2 million and $0.1 million, respectively. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. consolidated net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.
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
Revenue by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Testing services revenue
United States	$72,073	$60,408	$195,181	$184,757
Rest of World	95	399	941	805
	$72,168	$60,807	$196,122	$185,562
Product revenue
United States	$7,593	$6,850	$21,293	$18,701
Rest of World	4,885	3,362	13,828	10,715
	$12,478	$10,212	$35,121	$29,416
Patient and digital solutions revenue
United States	$15,392	$11,824	$40,090	$32,102
Rest of World	17	40	86	126
	$15,409	$11,864	$40,176	$32,228

Total revenue
Total United States	$95,058	$79,082	$256,564	$235,560
Total Rest of World	4,997	3,801	14,855	11,646
	$100,055	$82,883	$271,419	$247,206

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2025	December 31, 2024
Long-lived assets:
United States	$30,612	$33,286
Rest of World	233	266
Total	$30,845	$33,552
The CODM assesses the Company’s performance by using net income (loss). The CODM uses net income (loss) predominately in the annual budget and forecasting process. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions. The CODM organizes the business and leaders functionally. The CODM assesses performance and resources are allocated to functions which utilize those allocations across the business's services, products and digital solutions offerings.
The following table summarizes the reconciliation to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Testing services revenue	$72,168	$60,807	$196,122	$185,562
Product revenue	12,478	10,212	35,121	29,416
Patient and digital solutions revenue	15,409	11,864	40,176	32,228
Total revenue	100,055	82,883	271,419	247,206
Less:
Cost of testing services[1]	14,058	12,700	43,192	39,168
Cost of product[1]	5,131	5,559	14,505	15,828
Cost of patient and digital solutions[1]	10,050	7,417	25,323	20,537
Personnel cost	33,915	29,186	93,988	86,557
Professional and legal fees	10,307	10,224	32,847	32,430
Research materials and clinical trials expense	1,791	3,526	9,022	11,730
Depreciation and amortization expense	3,020	3,040	8,921	9,526
Stock-based compensation expense	8,418	16,923	26,773	49,895
Litigation settlement expense	—	—	5,710	—
Transformational initiative costs[2]	524	—	2,395	—
Other segment items[3]	13,179	7,946	33,149	25,396
Interest income, net	(2,013)	(3,001)	(7,160)	(8,713)
Segment and condensed consolidated net income (loss)	$1,675	$(10,637)	$(17,246)	$(35,148)
1 Cost of testing services, cost of product and cost of patient and digital solutions include depreciation expense.
2 Transformational initiative costs consist of consulting expenses which relate to the Company's ongoing transformation strategy that the Company has undertaken as a series of initiatives focused on operational excellence, enterprise-wide efficiency, and long-term strategic growth, including rebranding costs.
3 Other segment items include the following: acquisition costs, software expenses, corporate expenses, rent and maintenance expense, travel and event related expense, one-time impairment charge on intangible asset and associated construction in progress, and other expenses (income).

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
Highlights for the Three Months Ended September 30, 2025
•Revenue of $100.1 million, an increase of 21% year-over-year
•Testing services revenue of $72.2 million, an increase of 19% year-over-year
•Testing services volume of 50,300, an increase of 13% year-over-year
•Net income of $1.7 million, compared to a net loss of $10.6 million in the third quarter of 2024
•Cash, cash equivalents and marketable securities of $194.2 million as of September 30, 2025, net of a $25.6 million share repurchase carried out during the quarter; no debt as of September 30, 2025
Financial Operations Overview
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 72% of our total revenue for each of the three and nine months ended September 30, 2025, and 73% and 75% of our total revenue for the three and nine months ended September 30, 2024, respectively. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 12% and 13% of our total revenue for the three and nine months ended September 30, 2025, respectively, and 12% of our total revenue for each of the three and nine months ended September 30, 2024. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at The Transplant Pharmacy, or TTP. Patient and digital solutions revenue represented 15% of our total revenue for each of the three and nine months ended September 30, 2025, and 14% and 13% of our total revenue for the three and nine months ended September 30, 2024, respectively.
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
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing MedActionPlan, Ottr and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the United States. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Additionally, with HLA Data Systems, we are able to support HLA laboratories in managing their day-to-day workflow.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
(In thousands)

	Three Months Ended September 30,
	2025	2024	Change	Change (%)
Revenue:
Testing services revenue	$72,168	$60,807	$11,361	19%
Product revenue	12,478	10,212	2,266	22%
Patient and digital solutions revenue	15,409	11,864	3,545	30%
Total revenue	100,055	82,883	17,172	21%
Operating expenses:
Cost of testing services	14,705	13,447	1,258	9%
Cost of product	5,629	6,212	(583)	(9)%
Cost of patient and digital solutions	10,320	7,913	2,407	30%
Research and development	16,769	17,486	(717)	(4)%
Sales and marketing	24,449	19,802	4,647	23%
General and administrative	28,429	31,744	(3,315)	(10)%
Total operating expenses	100,301	96,604	3,697	4%
Loss from operations	(246)	(13,721)	13,475	(98)%
Other income:
Interest income, net	2,013	3,001	(988)	(33)%
Other (expense) income, net	(107)	283	(390)	*
Total other income	1,906	3,284	(1,378)	(42)%
Income (loss) before income taxes	1,660	(10,437)	12,097	(116)%
Income tax benefit (expense)	15	(200)	215	*
Net income (loss)	$1,675	$(10,637)	$12,312	(116)%
*Percentage not meaningful
Testing services revenue
Testing services revenue increased by $11.4 million, or 19%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by testing services volume growth of 13% as compared to the same period in 2024. The difference between revenue and volume growth is primarily driven by increased collections related to tests performed and revenue recognized in prior periods as per ASC 606.
Product revenue
Product revenue increased by $2.3 million, or 22%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to higher sales of our commercial NGS-based kitted solutions resulting from growth in our existing business including conversions of targeted customers.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $3.5 million, or 30%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by growth in our digital solutions, particularly an expanded customer base from Ottr software and higher pharmacy sales.
Cost of testing services
Cost of testing services increased by $1.3 million, or 9%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.
Cost of product
Cost of product decreased by $0.6 million, or (9)%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to improved manufacturing efficiencies and lower costs resulting from favorable pricing terms negotiated with key manufacturers.

Cost of patient and digital solutions
Cost of patient and digital solutions increased by $2.4 million, or 30%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in the cost of goods from our pharmacy business resulting from higher sales.
Research and development
Research and development expenses decreased by $0.7 million, or (4)%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to decreases of $1.6 million in clinical trial and laboratory supply expenses, and $0.6 million in stock-based compensation expense, partially offset by an increase of $1.6 million in personnel-related costs.
Sales and marketing
Sales and marketing expenses increased by $4.6 million, or 23%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to increases of $4.1 million in personnel-related costs, $1.1 million in marketing expenses, and $0.7 million in consulting expenses, partially offset by decreases of $1.0 million in stock-based compensation expense, and $0.2 million in travel expenses.
General and administrative
General and administrative expenses decreased by $3.3 million, or (10)%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to decreases of $6.4 million in stock-based compensation expense and $0.8 million in consulting expenses partially offset by increases of $2.3 million in one-time impairment charge related to an intangible asset and associated construction in progress, $0.8 million in software-related costs, and $0.7 million in personnel-related expenses.
Interest income, net
Interest income, net decreased by $1.0 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in cash and cash equivalents and marketable securities.
Other (expense) income, net
Other (expense) income, net decreased by $0.4 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in unrealized investment loss during the period.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.2 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase is primarily attributable to a change in mixed profit (loss) across jurisdictions.

Comparison of the Nine Months Ended September 30, 2025 and 2024
(In thousands)

	Nine Months Ended September 30,
	2025	2024	Change	Change (%)
Revenue:
Testing services revenue	$196,122	$185,562	$10,560	6%
Product revenue	35,121	29,416	5,705	19%
Patient and digital solutions revenue	40,176	32,228	7,948	25%
Total revenue	271,419	247,206	24,213	10%
Operating expenses:
Cost of testing services	45,224	41,387	3,837	9%
Cost of product	16,196	17,854	(1,658)	(9)%
Cost of patient and digital solutions	26,307	22,264	4,043	18%
Research and development	52,123	55,890	(3,767)	(7)%
Sales and marketing	71,719	60,634	11,085	18%
General and administrative	78,881	92,791	(13,910)	(15)%
Litigation settlement expense	5,710	—	5,710	*
Total operating expenses	296,160	290,820	5,340	2%
Loss from operations	(24,741)	(43,614)	18,873	(43)%
Other income:
Interest income, net	7,161	8,712	(1,551)	(18)%
Other income (expense), net	260	(107)	367	*
Total other income	7,421	8,605	(1,184)	(14)%
Loss before income taxes	(17,320)	(35,009)	17,689	(51)%
Income tax benefit (expense)	74	(139)	213	*
Net loss	$(17,246)	$(35,148)	$17,902	(51)%
*Percentage not meaningful
Testing services revenue
Testing services revenue increased by $10.6 million, or 6%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by testing services volume growth of 13% as compared to the same period in 2024. This increase was partially offset by increased collections resulting in positive revenue adjustments recognized during the nine months ended September 30, 2024 under ASC 606 related to specific tests performed in prior periods.
Product revenue
Product revenue increased by $5.7 million, or 19%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to higher sales of our commercial NGS-based kitted solutions resulting from growth in our existing business including conversions of targeted customers.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $7.9 million, or 25%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by growth in our digital solutions, particularly an expanded customer base from Ottr software and higher pharmacy sales.
Cost of testing services
Cost of testing services increased by $3.8 million, or 9%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.
Cost of product
Cost of product decreased by $1.7 million, or (9)%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily due to improved manufacturing efficiencies and lower costs resulting from favorable pricing terms negotiated with key manufacturers.

Cost of patient and digital solutions
Cost of patient and digital solutions increased by $4.0 million, or 18%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in the cost of goods from our pharmacy business resulting from higher sales.
Research and development
Research and development expenses decreased by $3.8 million, or (7)%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to decreases of $3.2 million in clinical trial and laboratory supply expenses, $1.5 million in consulting expenses, and $1.2 million in stock-based compensation expense, partially offset by increases of $1.4 million in software-related expenses and $1.3 million in personnel-related costs.
Sales and marketing
Sales and marketing expenses increased by $11.1 million, or 18%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily attributable to increases of $8.0 million in personnel-related costs, $2.9 million in consulting expenses, $2.1 million in marketing expenses, and $0.3 million in travel expenses, partially offset by a decrease of $2.2 million in stock-based compensation expense.
General and administrative
General and administrative expenses decreased by $13.9 million, or (15)%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to decreases of $18.4 million in stock-based compensation expense and $1.9 million in legal expenses, partially offset by increases of $2.3 million in one-time impairment charge related to an intangible asset and associated construction in progress, $1.6 million in software-related costs, $1.0 million in consulting expenses, $0.9 million in personnel-related costs, and $0.5 million in travel expenses.
Litigation settlement expense
Litigation settlement expense increased by $5.7 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was mainly due to settlement of the Securities Class Action lawsuit. See Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
Interest income, net
Interest income, net decreased by $1.6 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in cash, cash equivalents, and marketable securities.
Other income (expense), net
Other income (expense), net increased by $0.4 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in foreign exchange gains.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.2 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase is primarily attributable to a change in mixed profit (loss) across jurisdictions.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) :
Operating activities	$20,669	$16,159
Investing activities	37,071	1,628
Financing activities	(80,932)	(4,703)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(96)	125
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,288)	$13,209

Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the nine months ended September 30, 2025 was $20.7 million. Net operating assets decreased by $8.4 million. Our noncash items primarily included $26.8 million in stock-based compensation expense, $11.1 million of depreciation and amortization expense, $4.0 million of amortization of right-of-use assets, $2.3 million of one-time impairment charge related to an intangible asset and associated construction in progress, $1.5 million of amortization of premium on short-term marketable securities, net, and $0.5 million of revaluation of contingent consideration to estimated fair value.
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
Investing Activities
For the nine months ended September 30, 2025, net cash provided by investing activities of $37.1 million was primarily related to proceeds from maturities of marketable securities of $126.0 million, partially offset by purchases of marketable securities of $84.4 million, $3.9 million related to additions of capital expenditures, and $0.7 million related to acquisition of an intangible asset.
For the nine months ended September 30, 2024, net cash provided by investing activities of $1.6 million was primarily related to proceeds from maturities of marketable securities of $149.8 million, offset by purchases of marketable securities of $143.2 million, and $5.0 million related to additions of capital expenditures, net.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 of $80.9 million was primarily due to repurchase and retirement of common stock of $75.6 million, taxes paid related to net share settlements of restricted stock units of $10.5 million, and payment for contingent consideration of $1.5 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $2.3 million, and proceeds from exercise of stock options of $4.3 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations and had an accumulated deficit of $719.0 million at September 30, 2025. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $194.2 million and no debt outstanding.
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
Stock Repurchase Programs

On February 20, 2025, our Board of Directors approved a Stock Repurchase Program (the “February 2025 Repurchase Program”), whereby we were authorized to purchase up to $50.0 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended June 30, 2025, we repurchased an aggregate of 3.0 million shares of our common stock under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025 (the “May 2025 Repurchase Program”). The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and nine months ended September 30, 2025, we purchased an aggregate of 2.0 million shares of our common stock under the May 2025 Repurchase Program for an aggregate purchase price of $25.6 million. As of September 30, 2025, $24.4 million was available for future share repurchases under the May 2025 Repurchase Program.
During the nine months ended September 30, 2025, we purchased an aggregate of 5.0 million shares of our common stock under the February 2025 and May 2025 Repurchase Programs, for a total purchase price of $75.6 million.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of September 30, 2025 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Some of these accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our financial statements. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:
•Revenue recognition;
•Business combinations;
•Acquired intangible assets;
•Impairment of goodwill, intangible assets and other long-lived assets; and
•Stock-based compensation.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.
Recently Issued Accounting Standards
Refer to Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $91.4 million at September 30, 2025, which consisted of bank deposits and money market funds. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $0.9 million on our unaudited condensed consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and sell to other countries throughout the world. As a result, we are subject to foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the United States and are denominated in Swedish Krona, and the Euro, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at September 30, 2025, would have negatively impacted our unaudited condensed consolidated balance sheets for the nine months ended September 30, 2025 by $0.2 million and would have negatively impacted our product revenue by $1.4 million. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility but may do so in the future if our exposure to foreign currencies should become more significant. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, in light of the material weakness identified in our internal control over financial reporting, our disclosure controls and procedures were not effective at the reasonable assurance level and are not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussion regarding required disclosure.
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
Management’s Plan to Remediate the Material Weakness
Our management is committed to maintaining a strong internal control environment. In response to the material weakness that exists as of September 30, 2025 described above, our management has taken actions to remediate the material weakness in internal control over financial reporting, which included but are not limited to the following:
•Implemented training to ensure a clear understanding of risk assessment, control execution, and monitoring activities related to financial reporting and continue driving accountability of Sarbanes-Oxley Act of 2002 control activities.
•Updated our internal accounting policies and engaged resources at the Company with experience in performing control activities over complex and/or non-routine transactions, through hiring and/or use of third-party consultants and specialists.
•Enhanced the design of controls related to stock-based equity compensation, specifically around the recognition of stock-based equity compensation expense as outlined in ASC 718.
We remain committed to continuing to maintain a strong system of controls. Our remediation efforts, particularly those aimed in strengthening our control environment, have led to significant improvements in the design and implementation of our control framework . We have transitioned into the testing and evaluation phase to assess whether the controls are operating as intended. We continue to monitor the effectiveness of our controls and remain focused on addressing all elements necessary for the full remediation of the previously identified material weakness.
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weakness noted above, there have been no changes in our internal control over financial (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the three months ended September 30, 2025, our net income was $1.7 million. As of September 30, 2025, we had an accumulated deficit of $719.0 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the three months ended September 30, 2025, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung represented 48% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all. For example, on December 30, 2024, we received a CPT code for our AlloSure Kidney, AlloSure Heart and AlloSure Lung tests (PLA Code 0540U), which subjects such tests to a repricing process.  In June 2025, we recommended that CMS price our AlloSure tests consistent with the pricing for PLA Code 0493U, which is currently reimbursed at $2,753 on the Clinical Laboratory Fee Schedule.  If CMS adopts this recommendation, the new reimbursement rate would represent an $88 decrease to the current pricing for our AlloSure Kidney test, and no change to our current pricing for AlloSure Heart and AlloSure Lung tests.  The final reimbursement rate for PLA Code 0540U is expected to be listed on the Clinical Laboratory Fee Schedule starting January 1, 2026. However, we cannot predict final pricing under the new CPT code, including whether CMS will agree with our recommendation.
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
From 2023 to 2024, our revenue increased from $280.3 million to $333.8 million, which represents an increase of 19%. From the three months ended September 30, 2024 to the three months ended September 30, 2025, our revenue increased from $82.9 million to $100.1 million, which represents an increase of $17.2 million or 21%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $194.2 million and an accumulated deficit of $719.0 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
Many of the countries in which we operate, including the United States and several of the members of the E.U. have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; prolonged periods of increased inflation globally and in the United States in particular; the imposition of trade barriers such as tariffs, quotas, trade wars, preferential bidding or import or export licensing requirements; liquidity concerns at financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the ongoing U.S. federal government shutdown and future disagreements could cause the U.S. federal government to shut down for periods of time in the future.

Prolonged or repeated federal government shutdowns, continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be further diminished, our expenses could increase faster than anticipated or payers may be unwilling or unable to increase reimbursement rates to compensate for inflationary impacts, and we may utilize our capital resources sooner than expected. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Ottr, XynManagement, TransChart, MedActionPlan, TTP, HLA Data Systems, or any other businesses or assets that we may acquire.
The integration of any businesses or assets we may acquire will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination or integration and any other businesses or assets we have or may acquire, which includes, with respect to Ottr, the complementary Ottr software, with respect to XynManagement, XynQAPI, TransChart and MedActionPlan, as well as TTP, and HLA Data Systems' services and technologies, and in each case the benefits of any significant cross-selling opportunities. If we are not able to achieve the anticipated strategic benefits of any such combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
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
As of September 30, 2025, we had 8 U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between October 2025 and May 2035. In addition, we had 4 U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2025 to September 30, 2025, our closing stock price ranged from $25.07 to $11.57 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
On February 20, 2025, our Board of Directors approved a Stock Repurchase Program, or the February 2025 Repurchase Program, whereby we were authorized to purchase up to $50.0 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended June 30, 2025, we repurchased an aggregate of 3.0 million shares of our common stock, under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and nine months ended September 30, 2025, we purchased an aggregate of 2.0 million shares of our common stock under the May 2025 Repurchase Program for an aggregate purchase price of $25.6 million. As of September 30, 2025, $24.4 million was available for future share repurchases under the May 2025 Repurchase Program.
During the nine months ended September 30, 2025, we purchased an aggregate of 5.0 million shares of our common stock under the February 2025 and May 2025 Repurchase Programs, for a total purchase price of $75.6 million.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, which was not remediated as of September 30, 2025. If we are unable to remediate this material weakness and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in Item 9A, “Controls and Procedures” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting which was in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2022 and has not been remediated as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the settlement and vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value as required under applicable tax rates. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2025 - July 31, 2025
Stock Repurchase Program (1)	—	—	—	$50.0
Employee Transactions (2)	3,703	$17.98	N/A	N/A
August 1, 2025 - August 31, 2025
Stock Repurchase Program (1)	1,761,563	$12.76	1,761,563	$27.5
Employee Transactions (2)	61,741	$12.72	N/A	N/A
September 1, 2025 - September 30, 2025
Stock Repurchase Program (1)	225,000	$13.77	225,000	$24.4
Employee Transactions (2)	19,843	$13.48	N/A	N/A
Total
Stock Repurchase Program (1)	1,986,563	$12.87	1,986,563	$24.4
Employee Transactions (2)	85,287	$13.12	N/A	N/A

(1) See Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Stock Repurchase Programs” for further information relating to our stock repurchase programs.
(2) Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2025, except as set forth below, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
On September 4, 2025, Jeffrey A. Novack, our General Counsel, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Novack’s plan is for the sale of up to 45,123 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 27, 2026, subject to early termination for certain specified events set forth in the plan.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws, effective as of March 24, 2023

4.1(5)	Form of Registrant’s common stock certificate.

10.1#*	Release of Claims Agreement, dated August 6, 2025, between CareDx, Inc. and Abhishek Jain.
10.2#*	Consulting Agreement, dated August 6, 2025, between CareDx, Inc. and Abhishek Jain.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: November 4, 2025	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ NATHAN SMITH
Nathan Smith
Chief Financial Officer
(Principal Accounting and Financial Officer)