Form 10-K
period 2025-12-31
CareDx, Inc.
filed 2026-02-25
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Market on such date was approximately $1.0 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The number of shares of the registrant’s Common Stock outstanding as of February 19, 2026 was 51,216,344.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•our ability to protect and enforce our intellectual property rights, our strategies regarding filing additional patent applications to strengthen our intellectual property rights, and our ability to defend against intellectual property claims that may be brought against us; and
•our ability to successfully assert, defend against or settle any litigation brought by or against us or other legal matters or disputes.
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

PART I
ITEM 1. BUSINESS
Company Overview
CareDx is a precision medicine company dedicated to improving outcomes for transplant patients and advancing organ health. We deliver solutions designed to empower clinicians and improve patient outcomes. The Company's integrated solutions include non-invasive molecular testing for heart, kidney, and lung transplants; laboratory products; digital health technologies; and patient solutions that support care before and after transplant. CareDx is the leading provider of genomics-based information for transplant patients. Our headquarters is located in Brisbane, California, and we have other primary operations in Omaha, Nebraska and Stockholm, Sweden.
We were originally incorporated in Delaware in December 1998 under the name Hippocratic Engineering, Inc. In April 1999, we changed our name to BioCardia, Inc., and in June 2002, we changed our name to Expression Diagnostics, Inc. In July 2007, we changed our name to XDx, Inc. and in March 2014, we changed our name to CareDx, Inc. Our principal executive offices are located at 8000 Marina Boulevard, Brisbane, California and our telephone number is (415) 287-2300. As of December 31, 2025, substantially all of our revenues came from the United States and Europe, and substantially all of our assets and operations were located in the United States and Sweden.
We are organized and operate as a single reportable segment. Refer to Note 13, Segment Reporting, of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our Differentiated Approach
We aim to create life-changing solutions that enable transplant patients to thrive. Over the past 25 years, we have made considerable investments, bringing to market a portfolio of solutions that have significantly impacted the lives of hundreds of thousands of transplant patients globally.
At CareDx, we are incredibly passionate about the care of transplant patients and are deeply connected to this market, the patients we help, and the clinicians we serve. However, we still have a tremendous opportunity to unlock growth and innovation by driving greater value for transplant patients, clinicians, our employees, and shareholders.
CareDx is differentiated in the molecular diagnostics market because we innovated the go-to-market model for a laboratory developed test (LDT) business. Many LDT genomic products, like other medical technologies, fail to achieve a significant rate of adoption because clinicians use the products selectively. The cost of switching to a new diagnostic provider is low for clinicians, making it difficult for molecular diagnostic companies to grow in competitive markets. That market dynamic makes the cost of revenue acquisition high, which, coupled with high research and development spend on new products, makes the pursuit of profitability challenging. In fact, very few LDT laboratory companies have reached cash flow break even or become profitable enterprises.
In contrast, we are taking the approach of serving a concentrated market of transplant centers with a portfolio of solutions to improve health outcomes. We believe solutions selling into the same transplant center increases the adoption and adherence to our diagnostic products and allows us to lower our revenue acquisition costs over time. As we launch new products, we can cross-sell them to the same center, gaining leverage on our commercial channel. We also deeply understand the operational needs of these organizations. Our teams across the country provide staff augmentation services inside transplant centers, helping them operate efficiently. Additionally, through our digital business, we generate multiple terabytes of data on how transplant centers operate, which we expect will drive the next wave of innovation for the company by enabling us to build new products and solutions to help transplant centers operate more efficiently, do more transplants, and grow profitably.
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
Accelerate Profitable Growth
We plan to accelerate profitable growth by first focusing on solutions-selling at transplant centers, with the goal of increasing the acquisition of new patients and improving patient adherence to our testing protocols. Second, we intend to fully integrate our digital and patient solutions and laboratory products teams into a single go-to-market model designed to deliver comprehensive solutions that drive loyalty and maximize customer value. Third, we intend to focus on generating clinical evidence to gain optimal payer coverage and reimbursement for our products leading to revenue per test (RPT) appreciation. Finally, we intend to execute on our existing research and development pipeline, with the goal of generating incremental revenues from both in-line and new products that provide solutions to unmet medical needs in transplantation.
Drive Operational Excellence
A key objective of our growth strategy is to drive operational excellence, including scaling our organization efficiently while delivering a superior customer experience. We believe that operational excellence is critical to achieving profitable growth and margin expansion. This approach includes continual process improvement and strategic investments in enterprise applications, remote process automation, artificial intelligence, and business intelligence tools, along with investments in data security, privacy and secure communications with our patients, providers and payer community.
Define TRANSPLANT+ and expand our total addressable market
There are many adjacencies to our core solid organ transplant business that we could enter to grow our total addressable market. We collectively refer to these opportunities as a key strategic initiative called TRANSPLANT+.
TRANSPLANT+ is an initiative to expand our market by recognizing a broader definition of transplant that we believe unlocks significant long-term growth potential. By focusing on this initiative, we aim to pave the way to develop novel solutions that lie at the intersection of transplantation and immunology. We believe leveraging our core scientific and technological expertise in organ transplantation will enable an expansion into adjacent markets, such as pre- and peri-transplant areas of organ assessment, precursor disease areas that often lead to organ failure (such as autoimmune disorders, renal, hepatic, cardiovascular and lung diseases, and hematologic disorders), and cancer or other medical conditions that could require cell therapy or bone marrow transplant.
Elevate Performance Culture
We recognize that our people are the driving force behind our success, and we cannot unlock our full growth potential without engaging and inspiring the employees that deliver value to our patients and customers.
Our Products and Services
Our commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated several clinical studies to generate data on our existing and planned future testing services. From time to time, we partner with pharma and biopharma companies to use our technology and tests, often in clinical trials, to identify or screen for patients that may be appropriate candidates for their products. We also offer high-quality products in the pre-transplant space that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. Additionally, we provide digital transplant solutions and various offerings that help transplant centers with workflow and list management, outcomes quality and patient medication adhearance. Our software solutions are currently used in over 170 transplant centers in the U.S.
We also offer specialized pharmacy services for transplant patients. The pharmacy helps patients and caregivers access lifesaving medications by managing complex medication regimens, addressing side effects, and navigating the billing process.
Testing Services
We develop and provide diagnostic testing services for solid organ transplant recipients, hematopoietic stem cell transplant recipients and recipients of cell therapies. During 2025, we performed approximately 200,000 commercial tests from our Brisbane, California laboratory.
The care of organ transplant recipients is an intense and costly effort and requires life-long surveillance and management by highly specialized clinicians and other healthcare providers. Unsuccessful management of organ rejection can result in an additional transplant or worse, death of the patient.
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
There is a growing body of evidence that traditional tools do not fully address the dynamic nature of transplant and that rejection begins before clinical signs and symptoms can be observed. Molecular rejection is an active, dynamic process and AlloSure and AlloMap provide clinicians with early indicators of injury, as well as information to risk stratify patients and prognostic insights beyond traditional tools used for surveillance like serum creatnine and Donor-Specific Antibodies (DSA).
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
AlloSure Heart
AlloSure Heart, our donor-derived cell-free DNA (dd-cfDNA) heart transplant solution, is a molecular diagnostic test intended for the early detection of heart allograft injury and rejection. AlloSure Heart helps provide peace-of-mind that injury is unlikely when dd-cfDNA levels are low. AlloSure Heart is validated to detect all types of clinical rejection, including antibody mediated rejection (AMR) and acute cellular mediated rejection (ACR).
AlloSure Heart was developed specifically for transplant patients and is a non-invasive blood test that analyzes Single Nucleotide Polymorphisms (SNPs) selected across all 22 somatic chromosomes to detect DNA released from a patient’s heart allograft, known as dd-cfDNA.
A 2025 Surveillance HeartCare Outcomes Registry (SHORE) analysis published in JACC stated that heart failure established the largest prospective dataset on antibody‑mediated rejection in heart transplantation and validated AlloSure Heart as a highly specific biomarker for AMR, enabling more precise, context‑driven clinical decision‑making.
HeartCare
HeartCare combines the gene expression profiling technology of AlloMap Heart with the dd-cfDNA technology of AlloSure Heart in one surveillance solution. An approach to surveillance using HeartCare provides information from two complementary measures: (i) AlloMap Heart – a measure of immune system status, and (ii) AlloSure Heart – a measure of graft injury. Each HeartCare test provides our proprietary Personalized Risk Report, combining measures of immune activation and graft injury for more precise risk assessment. The intersection of immune activation and graft injury reveals risk strata not seen with either test alone.
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
The SHORE is a landmark multicenter registry in heart transplant that has monitored over 2,700 transplant patients across 67 transplant centers in the United States since 2018. Our SHORE 3 publication demonstrates that HeartCare helps identify higher-risk patients more precisely than histology or dd-cfDNA alone.
A 2025 SHORE analysis published in the Journal of Heart and Lung Transplantation showed that positive HeartCare results—elevated AlloMap and AlloSure Heart—identified heart transplant recipients at significantly higher risk for graft dysfunction and cardiovascular death, even when biopsy results appeared normal. This analysis showed that patients with AlloMap (+) and AlloSure (+) positive results are approximately 6x more likely to have biopsy-confirmed ACR and approximately 2x more likely to experience poor outcomes than patients with AlloMap (-) and AlloSure (-) negative results.
In 2025, HeartCare expanded its indication to cover pediatric patients of all ages starting at birth.
AlloSure Kidney
AlloSure Kidney, our kidney transplant solution, is a molecular diagnostic test intended for the early detection of kidney allograft injury and rejection. AlloSure Kidney is validated to detect all types of clinical rejection including antibody mediated rejection (ABMR) and T-cell mediated rejection (TCMR). As published in Nature Medicine, AlloSure is a robust predictor of severity of rejection, with multiple thresholds enabling more precise risk assessment (low risk of rejection, likely graft injury and high risk of rejection). AlloSure testing is reported as a continuous score, and our relative change value (RCV) compares sequential tests to identify the percentage difference between them; RCV provides further risk stratification for patients whose levels are between 0.5% and 1.0%, and an RCV of ≥ 61% suggests rejection may be occurring.

AlloSure Kidney was developed specifically for transplant patients and is a non-invasive blood test that analyzes SNPs selected across all 22 somatic chromosomes to detect DNA released from a patient’s kidney allograft, known as dd-cfDNA. AlloSure may identify patients who do not fit the criteria for AMR but may have significant underlying injury, and AlloSure Kidney is currently the only test proven to help identify patients with microvascular inflammation (MVI) who have DSA-negative and C4d-negative. MVI, DSA-negative and C4d-negative, has been recognized as a distinct rejection phenotype according to the Banff 2022 Classification, and is associated with a significant risk of graft failure.

A landmark 2025 study published in the American Journal of Transplantation demonstrated that AlloSure is a clinically actionable tool for kidney transplant surveillance that strongly predicted rejection, improved biopsy yield, and enabled earlier, more precise intervention.
AlloSure Plus is an artificial intelligence‑driven diagnostic platform that integrates AlloSure® dd‑cfDNA analysis with additional clinical inputs to provide a personalized assessment related to organ rejection risk in transplant recipients. AlloSure Plus is intended to support post‑transplant surveillance and clinical evaluation in solid organ transplant patients.
In July 2025, we announced the presentation of multiple independent studies at the 2025 World Transplant Congress evaluating AlloSure Plus across solid organ transplant settings. These presentations included data from an international, prospective study led by the Paris Transplant Group that evaluated AlloSure Plus in renal transplant recipients using biopsy‑correlated data.
HistoMap Kidney
HistoMap Kidney, our tissue‑based molecular solution intended to identify allograft rejection and type of rejection in kidney transplant biopsy tissue. HistoMap Kidney uses gene expression profiling to characterize immune activity and rejection phenotypes, and is designed to complement histopathology by providing molecular information to enhance the clinical interpretation of biopsy results.
Biopsy is the standard of care for kidney transplant patients suspected of rejection, including patients identified through molecular surveillance methods such as AlloSure® Kidney or through clinical signs and symptoms of rejection. HistoMap Kidney is being developed for use on formalin‑fixed kidney biopsy tissue to support rejection identification and typing, which may assist clinicians in clinical decision‑making and therapy selection.
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
In April 2022, a multicenter study of 175 patients published in the Journal of Heart and Lung Transplantation demonstrated that AlloSure Lung reduced surveillance bronchoscopies by 82%, and that AlloSure Lung can identify subclinical acute lung allograft dysfunction in stable patients without clinical signs and symptoms.
AlloSure Lung was developed specifically for transplant patients and is a non-invasive blood test that analyzes SNPs selected across all 22 somatic chromosomes to detect DNA released from a patient’s lung allograft, known as dd-cfDNA.
AlloHeme
AlloHeme™ is a minimally‑invasive, next‑generation sequencing (NGS)–based, and artificial intelligence‑powered monitoring test designed to predict relapse in patients with acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS) following allogeneic hematopoietic cell transplant (HCT). AlloHeme is intended to enable the detection of emerging relapse signals earlier than traditional bone marrow‑based or marker‑specific methods through a universal, ultra‑sensitive, blood‑based surveillance approach.
The Assessing Chimerism and Relapse of Bone Marrow/HCT Transplant Using AlloHeme Testing (ACROBAT) study (NCT04635384) is a prospective, multi‑center, observational trial conducted across U.S. transplant centers to evaluate the clinical performance of AlloHeme in patients following allogeneic HCT. The study generated pivotal clinical validation data presented at the Tandem Meeting in 2025, supporting the potential clinical value of AlloHeme in post‑transplant relapse surveillance.
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
Laboratory Products
We access global markets through our RUO and CE-marked lab products. We develop, manufacture, market and sell products that increase the chance of successful transplants by facilitating a better match between a solid organ or stem cell donor and a recipient, and help provide post-transplant surveillance. Our laboratory product portfolio includes QTYPE, Olerup SSP and SBT, AlloSeq Tx, AlloSeq HCT, and AlloSeq cfDNA.
A 2025 study published in the American Journal of Transplantation showed that AlloSeq cfDNA delivered highly accurate detection of allograft injury and rejection across multiple organ types, demonstrating strong correlation with biopsy‑proven rejection and supporting its use as a reliable, non‑invasive surveillance tool.
Distributed PCR Kits for HLA Typing
QTYPE enables Human Leukocyte Antigen, or HLA, typing at a low to intermediate resolution for samples that require a fast turnaround time and uses real-time polymerase chain reaction, or PCR, methodology. QTYPE primarily focuses on typing where rapid typing results are required, such as for deceased donor typing. Typing with QTYPE requires one hour compared to the up to 2-3 hours that it takes to do traditional sequence specific primer, or SSP, typing and the 5-7 hours that it takes with sequence-specific oligonucleotides, or SSO.
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
We received CE mark authorization for AlloSeq cfDNA in January 2020. Further clinical uptake for AlloSeq cfDNA will be a result of multiple factors, including product-specific evidence publications, local clinical education, customer laboratory technical proficiency, and levels of country-specific reimbursement.
AlloSeq HCT is an NGS solution for chimerism testing for stem cell transplant recipients. This technology has the potential to provide better sensitivity and data analysis compared to current solutions on the market. AlloSeq HCT received CE mark authorization in May 2022.
Patient and Digital Solutions
We deliver an ecosystem of tailored transplant management solutions designed to help centers grow volume, improve patient outcomes, drive efficiency and ease staff workload through: smarter referral management; personalized patient adherence and monitoring; streamlined operational workflows; quality insights and clinical intelligence; and supporting patients, clinicians, and centers across the entire transplant journey.
Workflow Solutions:
Our Ottr software consists of two unique offerings, Ottr Organ and Ottr Cellular, which provide comprehensive solutions for transplant patient management and enable integration with electronic medical records, or EMR, systems, including Cerner and Epic, providing patient surveillance management tools and outcomes data to transplant centers.
Referral Management:
TxAccess is a cloud-based service that allows nephrologists and dialysis centers to electronically submit referrals to transplant programs and closely follow and assist patients through the transplant waitlist process, and ultimately through transplantation.
Quality Solutions:
Our XynQAPI software simplifies transplant quality tracking and Scientific Registry of Transplant Recipients reporting, and our XynCare offering includes a team of transplant assistants who maintain regular contact with patients on the waitlist to help prepare for their transplant and maintain eligibility. In 2025, we launched an IOTA module, or Increasing Organ Transplant Access, which represents an enhanced XynQAPI and is designed to project the center's performance based on the latest IOTA criteria.
Patient Adherence and Monitoring:
MedActionPlan helps centers address medication adherence challenges that increase graft‑loss risk by targeting common barriers with patient‑friendly, personalized medication management and education tools to help support better patient adherence.
Our CareDx pharmacy supports patients’ medication management with expert transplant pharmacists with specialized knowledge who support patient adherence through dedicated care teams, proactive refill support and personalized, and dosed packaging.
AlloHome is a remote patient monitoring solution designed to drive patient engagement and timely interventions for patients pre- and post-transplant.
Lab Products Solutions:
Our HLA Data Systems software solutions, which include mTilda, VxMatch and VECTR, provide software and interoperability solutions for the histocompatibility and immunogenetics community.
Reimbursement
We have been successful in achieving reimbursement for our testing services.
Medicare
We are reimbursed by Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests. Tests performed on patients covered by Medicare represented 25%, 26% and 27% of all tests in 2025, 2024 and 2023, respectively. Approximately 46%, 50% and 53% of all testing services revenue was derived from Medicare for the years ended December 31, 2025, 2024 and 2023, respectively.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor (MAC), or Noridian. The Medicare reimbursement rate for AlloSure Kidney is $2,753, effective January 1, 2026.
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
On December 30, 2024, we received a CPT code (0540U) for our AlloSure tests: AlloSure Kidney, AlloSure Heart and AlloSure Lung, which subjects such tests to a repricing process. In June 2025, we recommended that CMS cross-walk our AlloSure tests to 0493U, another dd-cfDNA test already priced on the Medicare Fee Schedule at $2,753. On November 25, 2025 CMS issued a final determination to cross-walk AlloSure (0540U) to CPT code 0493U. The new reimbursement rate represents an $88 decrease to the previous pricing for our AlloSure Kidney test, and no change to the current pricing for AlloSure Heart and AlloSure Lung tests. AlloSure, PLA Code 0540U, was listed on the Clinical Laboratory Fee Schedule effective January 1, 2026 at approximately $2,753.
On July 17, 2025, MolDX and Noridian released a new Proposed Draft foundational LCD (DL40058, DL40060) for Solid Organ Allograft Rejection testing with a revised accompanying billing article (DA60146, DA60152). The Proposed LCD introduced new coverage criteria, utilization limitations, and a new bundled payment concept for certain CareDx testing in a “surveillance” setting, which could lead to fewer surveillance tests being reimbursed. MolDX and Noridian have 365 days from the date of issuance to finalize the Proposed LCD. We cannot predict the ultimate outcome of the LCD process, including as it relates to the Draft LCD, and whether it will produce changes in coverage, reimbursement practices, utilization limitations, or payment amounts, any of which could adversely affect our business, operating results and prospects.
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
We are reimbursed for a substantial portion of the AlloMap Heart tests we perform on patients covered by private payers. Coverage policies approving AlloMap Heart have approached nearly 90% of all covered lives and are published by many of the largest private payers, including Blue Cross Blue Shield, or BCBS payers as well as national payers and by more than half of the state Medicaid agencies in the U.S.
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
Laboratory Products Manufacturing
We have historically purchased many of the components and raw materials used in our product kits from numerous suppliers worldwide. For reasons of quality assurance, sole source availability or cost effectiveness, certain components and critical raw materials used in the manufacture of our products are available only from one supplier. We have worked closely with our suppliers to develop alternate backup plans to ensure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. Due to the high standards and ISO/FDA requirements applicable to the manufacturing of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials.
In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing facility in Stockholm, Sweden is used to support the production, packaging and labeling of our proprietary test kits: Olerup SSP, QTYPE, AlloSeq Tx, AlloSeq cfDNA and HCT. The facility has a certified Quality Management System, or QMS, to the ISO 13485: 2016 standard and country specific MDSAP requirements. This standard includes a special set of requirements specifically related to the supply of medical devices and related services. ISO is an internationally recognized standard for QMS. Recertification is required every three years and we have been successfully recertified since obtaining our original ISO certification. The facility maintains valid EC certificates for compliance to Directive 98/79/EC Annex IV, excluding Sections 4 and 6, Full Quality Assurance System In Vitro Diagnostic Medical Devices and to IVDR (EU) 2017/746 under Annex IX Chapters I and III. Annual surveillance audits are also conducted by the site’s notified body to ensure ongoing compliance.
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
In the U.S., the organization and delivery of healthcare, including for transplantation, is highly local. To first and foremost empower local teams to devise effective tactical strategies for selling our solutions into each transplant center, we have created a regional structure. Each region consists of multiple territory account managers responsible for specific transplant centers. Each region is also supported by the dedicated expertise of individuals that specialize in our digital products, laboratory products, and clinical experts in medical science liaisons.
Outside of the U.S. we similarly have regional structure that includes country managers in Western Europe, and distributors we work with outside of Western Europe to service the needs of our transplant center customers globally.
Competition
With our comprehensive portfolio of surveillance testing services, diagnostic products and patient and digital solutions business offerings, we face different types of competition.
Testing Services
Our competition principally includes clinical reference laboratories and hospital laboratories using existing and routine clinical chemistry tests and biopsies. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Inc., or Natera, and Eurofins Transplant Genomics, Inc., or Eurofins, Devyser Diagnostics AB, or Devyser, and Insight Molecular Diagnostics, Inc, or iMDx, have commercially available molecular diagnostics tests.
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
Products
Our competitors within the HLA tissue typing markets comprise a diverse range of manufacturers servicing hospital and commercial reference testing laboratories. The market leader in HLA typing and third-party distributors is Thermo Fisher through its One Lambda business. In certain HLA tissue typing markets that incorporate a wide variety of technology test platforms, such as SSP, SSO and NGS, competitors include: Thermo Fisher, Omixon, GenDx, BAG, Qiagen, and Immucor. We also face competition from hospital and commercial reference laboratories that develop their own in-house testing solutions. We believe that our product line competes favorably with Thermo Fisher as a leading supplier of HLA test kits based on performance, reputation and service.
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
Patient and Digital Solutions
Competition for our digital solutions includes various companies that develop application software and operate in the healthcare field. Our primary competitor for our patient management EMR solution is Phoenix, Epic's transplant application. Our referral application has two known competitors: T-REX and MedSleuth. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products, including informatics, analysis, integrated genetic tools and services for health and wellness. Competition for patient pharmacy solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services.
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
As of December 31, 2025, we had seven U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between August 2027 and May 2035. In addition, we had four U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.
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
The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most laboratory-developed tests and because laboratories, such as ours, certified as high complexity under the CLIA are regulated and reviewed by CMS to ensure that laboratory expertise and test procedures and correct analyses are followed.
In April 2025, the U.S. District Court for the Eastern District of Texas vacated the FDA’s 2024 final rule under which the FDA intended to provide greater oversight of LDTs. In connection with this, the FDA proposed a rule that would amend its regulations to classify vitro diagnostic products as “medical devices” under the Federal Food, Drug and Cosmetic Act. The Court found that the FDA’s authority to promulgate rules over “medical devices” does not extend to “laboratory services.” In September 2025, the FDA issued a final rule reverting the text of the regulation as it existed prior to this change limiting the FDA’s authority over our testing services.
Health Insurance Portability and Accountability Act
Under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, collectively, HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, and standardize data content, codes and formats used in healthcare transactions and the standardized identifiers used by healthcare providers, such as us, and health plans.
We have developed policies and procedures in view of these regulations. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements, business practices change or a significant breach to PHI occurs.
In addition to federal privacy regulations, there are a number of state laws governing the confidentiality of health information that are applicable to our operations. New laws governing privacy may be adopted in the future as well. We have taken steps intended to address health information privacy requirements to which we are aware that we are subject.
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
The final regulations further defined exceptions for activities that are permissible, even though they may have the effect of interfering with the access, exchange or use of electronic health information. Originally, the Office of the National Coordinator for Health Information Technology established an information blocking effective date of November 2, 2020; however, the agency subsequently issued an interim final rule to extend the effective date to April 5, 2021. Under the 21st Century Cures Act, healthcare providers that violate the information blocking prohibition will be subject to appropriate disincentives, which the U.S. Department of Health and Human Services has yet to establish through required rulemaking. Developers of certified information technology and health information networks / health information exchanges, however, may be subject to civil monetary penalties of up to $1 million per violation. The U.S. Department of Health and Human Services Office of Inspector General has the authority to impose such penalties and the final rule relating to such developers went into effect in August 2023. The U.S. Department of Health and Human Services Office of Inspector General began investigating health care providers for information blocking beginning on July 31, 2024, and declared it would exercise its enforcement discretion in relation to any determinations regarding conduct that occurred prior to July 31, 2024.
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
State Privacy Laws
U.S. state comprehensive consumer privacy laws, such as the California Consumer Privacy Act, or the CCPA, secure privacy rights for consumers and impose obligations on us, including providing specific disclosures in privacy notices and affording consumers with certain rights concerning their personal data. Over a third of U.S. states have similarly adopted comprehensive consumer privacy laws and similar laws are being considered in several other states, as well as at the federal and local levels.
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
In accordance with these timelines, our current CE-marked products will remain available to customers throughout the transition period. There is currently no anticipated supply risk based on the implementation of the IVDR in May 2022. The certification for our products under the IVDR is in progress with our notified body and certification of these products to the IVDR shall be achieved within the transition timeframes. We also worked with our notified body to bring the quality management system at the sites to be compliant with IVDR requirements.
Certain of our products also comply with the CMDCAS, which is a system designed to implement Canadian regulations requiring some medical devices be designed and manufactured under a registered QMS. The SCC and Health Canada's Therapeutic Products Directorate developed this system. CMDCAS came into effect January 1, 2003.
GDPR and UK GDPR
The General Data Protection Regulation (EU) 2016/679, or the GDPR, is a regulation on data protection and privacy in the EU, and the European Economic Area, or the EEA. It also addresses the transfer of personal data outside the EU and EEA. The regulation contains provisions and requirements related to the processing of personal data of individuals, or data subjects, who reside in the EEA, and applies to any enterprise—regardless of its location—that is processing the personal data of data subjects inside the EEA. The UK GDPR imposes similar requirements for personal data about United Kingdom, or UK, data subjects.

Controllers and processors of EEA and UK personal data must have a legal basis to process personal data and put in place appropriate technical and organizational measures to implement the data protection principles. Business processes that handle personal data must be designed and built with consideration of the GDPR and UK GDPR principles and provide safeguards to protect personal data. Data controllers and processors must design information systems with privacy in mind.
Violators of the GDPR or UK GDPR may be fined up to €20 million (£17.5 million in the UK) or up to 4% of the annual worldwide turnover of the preceding financial year, whichever is greater.
Our business or financial results may be adversely impacted by adhering to these regulatory requirements and the related costs of ensuring and maintaining compliance.
Employees and Human Capital Resources
On December 31, 2025, we had 765 employees, of which 761 were full-time employees. We had 145 employees in manufacturing operations and support, 186 in research and development, 252 in sales and marketing and 182 in general and administrative positions. As of December 31, 2025, 706 employees were located in the U.S. and 59 were located outside of the U.S.
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
In addition, we believe it is important to have regular engagement with our employees to understand their needs. Apart from regular scheduled meetings with managers, monthly town hall meetings and quarterly earnings reports and calls, we also conduct annual anonymous employee surveys to understand current employee sentiment, areas we are excelling in as well as areas for improvement.
Our total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to our goals with both short-term cash incentives and long-term equity-based incentives. Through our global pay philosophy, principles and consistent implementation, we are committed to providing fair and equitable pay for employees. Eligible full-time employees in the U.S. also have access to medical, dental, and vision plans; savings and retirement plans; an employee stock purchase plan; and other resources. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with employee representative bodies.
From time to time, we also employ independent contractors, consultants and temporary employees to support our operations. Currently, our SSP production group in Sweden is represented by an IF Metall collective bargaining agreement. None of our other employees are represented by a union or are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good. See “Risk Factors—General Risk Factors—Disputes with labor unions may adversely affect our ability to operate in our Sweden facility and may impact our financial results.”
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
•Security breaches, loss of data, or other disruptions could compromise sensitive information, prevent access to critical information, expose us to liability, and adversely affect our business and our reputation.
•We are subject to changing laws, regulations, standards, and contractual obligations related to privacy, data protection and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions, fines, sanctions, private litigation, and/or adverse publicity and could negatively affect our operating results and business.
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
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the year ended December 31, 2025, our net loss was $21.4 million, and for the year ended December 31, 2024, our net income was $52.5 million. As of December 31, 2025, we had an accumulated deficit of $735.4 million. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the year ended December 31, 2025, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung represented 46% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all. For example, on December 30, 2024, we received a CPT code for our AlloSure Kidney, AlloSure Heart and AlloSure Lung tests (PLA Code 0540U), which subjects such tests to a repricing process.
On November 25, 2025, CMS issued a final determination to cross-walk AlloSure (0540U) to CPT code 0493U. As a result, PLA Code 0540U was listed on the Clinical Laboratory Fee Schedule effective January 1, 2026 at approximately $2,753. The new reimbursement rate represents an $88 decrease to the previous pricing for our AlloSure Kidney test, and no change to the pricing for AlloSure Heart and AlloSure Lung tests.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.
On February 3, 2026, the “Consolidated Appropriations Act, 2026” was passed amending the PAMA law. The legislation requires us, and other laboratories, to report private payor rates paid between January 1, 2025 and June 30, 2025 to CMS with a reporting period from May through July 2026. The volume-weighted median of the rates reported for each test would set the Medicare Clinical Laboratory Fee Schedule rate for certain of our tests in calendar years 2027 to 2029. We do not anticipate that the reporting will have a material impact on our current Medicare pricing.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the Medicare Administrative Contractors, or MACs, decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression. On July 17, 2025, MolDX and Noridian released a new draft proposed revision to the existing foundational LCD (DL40058, DL40060) with a revised accompanying billing article (DA60146, DA60152), or the Proposed LCD. The Proposed LCD, which underwent public comment, may introduce new coverage criteria, utilization limitations, and a new bundled payment concept for certain CareDx testing, which could lead to lower rates of reimbursement. MolDX and Noridian have 365 days from the date of issuance to finalize the Proposed LCD. We cannot predict the ultimate outcome of the LCD process, including as it relates to the Proposed LCD, and whether it will produce changes in coverage, reimbursement practices, utilization limitations, or payment amounts, any of which could adversely affect our business, operating results and prospects.
If future reimbursement price or coverage levels are lower than the current prices or coverage level, our revenues and our ability to achieve profitability could be impaired, and the market price of our common stock could decline. We may also not be able to maintain or increase the portion of our tests reimbursed by Medicare for a variety of other reasons, including changes in reimbursement practices and general policy shifts.
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
We expect that sales of testing services and products will account for a substantial portion of our revenue for at least the next two years. If we are unable to increase sales of our testing services or products or successfully develop and commercialize other solutions, tests or enhancements, or if we do not continue our Medicare reimbursement submissions for AlloSure Kidney at the same levels, our revenues and ability to achieve profitability would be impaired, and the market price of our common stock could decline.
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
Third-party payers have in the past disallowed, and may in the future disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, were redundant or were not coupled with other specified tests or services or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payers. For example, we are currently involved in a dispute with a significant Medicare Advantage payer concerning payment of claims. We are seeking recovery of claims amounts that we believe were improperly denied, underpaid or recouped. The payer has also asserted entitlement to recoup additional previously paid claims pursuant to the provisions under the contract. We are also subject to claims reviews and/or audits by third-party payers, including governmental audits of our Medicare claims, and have in the past been required to repay these payers in certain circumstances where a preliminary finding was made that we were incorrectly reimbursed. We may also in the future be required to repay these payers if a finding is made that we were incorrectly reimbursed.
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
Litigation is inherently unpredictable. It is possible that an adverse result in one or more of these possible future events could have a material adverse effect on us, including increased expenses to defend, settle or resolve such litigation. Such matters may cause us to incur costly litigation and/or substantial settlement charges, divert management attention, result in adverse judgments, fines, penalties, injunctions or other relief, and may result in loss of customer or investor confidence regardless of their merit or ultimate outcome.

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
Clinicians and healthcare administrators are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we continue to educate clinicians, administrators and laboratory directors about our testing services, products and patient and digital solutions, and demonstrate the clinical and diagnostic benefits of these services, products and patient and digital solutions. We believe that clinicians, transplant centers and laboratories may not use our services, products and patient and digital solutions unless they determine, based on published peer-reviewed journal articles, the experience of other clinicians or laboratory verification, that our services, products and patient and digital solutions provide accurate, reliable and cost-effective information that is useful in pre-transplant matching and monitoring their post-transplant recipients. The acceptance of our services, products and patient and digital solutions will depend upon our ability to demonstrate the safety and efficacy, advantages, short and long-term clinical performance and cost-effectiveness of our services, products and patient and digital solutions.
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
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins, iMDx, and Verici have commercially available molecular diagnostics tests. Other entrants with kitted products have indicated they are entering the market for post-transplant surveillance, including Thermo Fisher, Devyser, Bio-Rad, EuroBio, and iMDx.
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
The value of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung depends, in large part, on our ability to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests on a timely basis and at a high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or hire new personnel could result in higher costs of processing or an inability to meet market demand in a timely manner. In addition, changes in the funding of the FDA or other government agencies or comparable foreign regulatory authorities could hinder, prevent or delay their regulatory review and approval processes or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely.
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
From 2024 to 2025, our revenue increased from $333.8 million to $379.8 million, which represents an annual increase of 14%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, these investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our Board of Directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. At the same time, an increasing number of stakeholders, regulators and lawmakers have expressed or pursued contrary views, including the proposal or enactment of “anti-ESG” policies, legislation, executive orders or initiatives or issued related legal opinions. Conflicting regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs.

Further, we have in the past and may continue to communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing, and social investments. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in fully and accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters.
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
If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant ESG goals, our reputation and financial results may suffer.
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $201.4 million and an accumulated deficit of $735.4 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
Additional capital, if needed, may not be available on satisfactory terms, or at all, and might include the issuance of equity securities, debt, cash from collaboration agreements or a combination of these. In addition, rules and regulations of the SEC may restrict our ability to conduct certain types of financing activities or may affect the timing of and the amounts we can raise by undertaking such activities. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock and would result in dilution to our stockholders. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or our solutions under development, or grant licenses on terms that are not favorable to us, which could lower the economic value of those programs to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities, which may cause us to grow at a slower pace, or not at all, and our business could be adversely affected.
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
We have experienced changes in our executive leadership and we may experience further changes in executive leadership in the future. Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. If we do not integrate new executives successfully, we may be unable to manage and grow our business, and our financial condition and profitability may suffer as a result. If we are unable to attract and retain qualified management personnel, our business could suffer.
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
As part of our longer-term growth strategy, we intend to target select international markets to grow our presence outside of the United States. We also currently distribute products in Europe, Canada, Asia, the Middle East, and Central and South America. To promote the growth of our business internationally, we will need to attract additional partners to expand into new markets.
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
The occurrence of any one of the above could harm our business and, consequently, our revenues and results of operations. Our expanding international operations could be affected by changes in laws, trade regulations and tariffs, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of our current and future products and solutions, as well as by inter-governmental disputes. As of the date of the Annual Report on Form 10-K, certain trade restrictions and tariffs on imports from Canada, China, and Mexico have been implemented, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.
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
We currently use artificial intelligence, or AI, in certain of our internal processes to increase employee efficiency and productivity and to optimize software and algorithm development process, and we may decide to expand our use of AI in the future. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the healthcare sector, our competitive position and business results may suffer. Additionally, our competitors and other third parties may incorporate AI into their operations and processes more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
At the same time, use of AI has recently become the subject of significant media attention and political debate. While we do not currently use AI in any of our products, the introduction and use of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, our business, operating results and financial condition. For example, AI technologies can generate content that is, or is alleged to be, factually inaccurate, deficient, misleading, or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our customers and affect our product offerings, harm our reputation and business, and expose us to liability. Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop or deploy AI, particularly generative AI technologies, in our products or processes to the extent we may choose to do so in the future, or our efforts to expand our business. Legislation governing the development and use of AI has been passed or is under consideration in the U.S. at the federal, state and local level, as well as internationally, including the EU AI Act.
We use AI technologies from third parties, which may include licensed and open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternative AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The evolving legal, regulatory, and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.
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
Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; the imposition of trade barriers such as tariffs (and judicial uncertainty about their enforceability), quotas, trade wars, preferential bidding or import or export licensing requirements; increased inflation globally and in the U.S. in particular; liquidity concerns at financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
Additionally, the U.S. Congress recently enacted the One Big Beautiful Bill Act, or the OBBBA, which includes significant provisions, including tax cut extensions and modifications to the international tax framework, and the restoration of the immediate deductibility of domestic research and development expenditures beginning with our 2025 taxable year.
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
As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements to expand our existing know-how, expertise and intellectual property in other fields, including for the development of other commercial tests. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our test offerings or distribution. We may not be able to successfully complete any acquisitions or successfully integrate any acquired business. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisition targets. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not successfully complete acquisitions that we target in the future. Risks we may face in connection with acquisitions include:
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
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized from these payers. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in 2022 in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us in the first quarter of 2023 it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal. Ultimately, 100% of claims which were appealed were resolved in our favor. We have also met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. In addition, in the second quarter of 2023, we received a record request from UPIC. UPIC has the authority to implement Medicare payment suspensions during the pendency of an audit and the ability to refer billing matters to other regulatory agencies. In the third quarter of 2023, the UPIC provided us with notice that we had received Medicare payments in error, resulting in an overpayment of $38,975.02. The UPIC further stated that going forward it wished to support our efforts to remedy the billing issues and it would continue to monitor our Medicare claim submission patterns. Four claims remain subject to appeal with the rest being resolved in our favor.
In the first quarter of 2025, we received a second UPIC records request with which we complied. In the second quarter of 2025, the UPIC notified us that it had received the medical records we provided in connection with such request and concluded that no further information was necessary at that time. The UPIC identified no overpayment in connection with the second request and thanked us for our cooperation.
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
There have been public announcements by President Trump and members of the U.S. Congress regarding plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal, replacement or expansion of the Affordable Care Act or the effect such repeal, replacement or expansion would have on our business. Regardless of the impact of any repeal, replacement or expansion of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloSure Kidney and AlloMap Heart, and is expected to remain in effect through at least 2032. The OBBBA, which was recently signed into law, reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.
In addition to the Affordable Care Act and the OBBBA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payers.
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
In October 2023, the FDA proposed a new policy under which the FDA intends to provide greater oversight of LDTs, through a phase-out of its general enforcement discretion approach to LDTs. In connection with this, the FDA proposed a rule that would amend its regulations to make explicit that in vitro diagnostic products are devices under the Federal Food, Drug and Cosmetic Act. In April of 2025, the U.S. District Court for the Eastern District of Texas found that the FDA’s authority to promulgate rules over “medical devices” does not extend to “laboratory services.” In September 2025, the FDA issued a final rule reverting the text of the regulation as it existed prior to this change and limiting the FDA’s authority over our testing services. Following the decision, the current administration reverted the policy to suggest it would not exercise authority to regulate LDTs. There is no assurance whether, or when, this proposed policy and/or rule will be adopted or as to the content of any policies or rule that may eventually be adopted.
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
•HIPAA, as amended by HITECH and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. For violations assessed after July 3, 2025, the minimum FCA penalty increased from $13,946 to $14,308 per claim and the maximum penalty increased from $27,894 to $28,619 per claim. We previously received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. On September 25, 2023, we reported that by letter dated September 19, 2023, we were notified by the staff of the SEC that the SEC has concluded its investigation as to our company and does not intend to recommend an enforcement action by the SEC against us. We previously received a request for information from a separate state regulatory agency and we may receive additional requests for information from the DOJ or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the prior SEC subpoena, or the state regulatory agency information request raises or raised any issues regarding the safety or clinical utility of any of our products or services and are cooperating fully with the investigations and the request for information. Although we remain committed to compliance with all applicable laws and regulations, we cannot predict the outcome of the DOJ investigation or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. We may expend significant financial and managerial resources in connection with responding to the CID and other information requests. Any of the foregoing consequences could seriously harm our business and our financial results.
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
Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality agreements and license agreements to protect our intellectual property rights related to our products and services.
As of December 31, 2025, we had seven issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between August 2027 and May 2035. In addition, we had four U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.
The patent applications that we own or exclusively license from others may fail to result in issued patents with claims that protect our products and services in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Further, if we encounter delays in regulatory approvals, the period during which we could market our products and services under patent protection could be reduced.
Even if patents do successfully issue and even if such patents cover our products or services, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure. This ruling may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies without payment to us. In addition, our exclusive license agreement with Stanford that previously covered certain patents related to diagnostic and predictive technologies terminated in October 2023. Third parties may independently develop similar or competing technology that do not infringe the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
The extent to which the patent rights of life sciences companies effectively protect their products and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the proper scope of allowable claims of patents held by such companies has emerged to date in the United States and other countries. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostic solutions or genomic diagnostics. This evolving case law in the United States and other countries may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.
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
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office, or the USPTO, and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products and services, our competitors might be able to enter the market, which would have an adverse effect on our business.
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
Third parties may challenge the patentability, validity, scope, and/or enforceability of the patents and patent applications in administrative proceedings at the USPTO and patent offices in other countries. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights. The costs of defending our patents or enforcing our proprietary rights in these administrative proceedings and related litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our products and services without infringing third-party patent rights. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party.
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
•the possibility that the substantial amount of discovery required in connection with intellectual property litigation results in our confidential information being comprised by disclosure during the litigation;
•the possibility that in the course of such litigation, the defendant may challenge the validity of our patents, which could result in a re-examination, inter partes review or post grant review of our patents and the possibility that the claims in our patents may be limited in scope or invalidated altogether;
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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications may, upon grant of a patent, become a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC may be opted out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
In June 2021, we entered into a strategic agreement, which was amended in April 2022, with OrganX to develop clinical decision support tools across the transplant patient journey. Together, we and OrganX are developing advanced analytics that are expected to integrate AlloSure with large transplant databases to provide clinical data solutions. This partnership delivers the next level of innovation by incorporating a variety of clinical inputs to create a universal composite scoring system.

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
Risks Related to Information Technology, Cybersecurity, and Data Privacy

Security breaches, loss of data, or other disruptions could compromise sensitive information, prevent access to critical information, expose us to liability, and adversely affect our business and our reputation.
We store sensitive intellectual property and other proprietary business information, including that of our customers, employees, payers and collaboration partners. We manage applications and data across on-site, managed, and cloud-based environments, which include business critical research and development, commercial, business, and financial information. We also use a third-party billing software to collect and store sensitive data, including PHI, credit card information and personal data about our customers, payers, recipients and collaboration partners. A data breach or loss of data could have a material adverse effect on our operations, including the potential for material fines and business interruption.
We are highly dependent on information technology, or IT, networks and systems for significant elements of our operations, including our laboratory information management system and certain software provided by Epic Systems Corporation. These IT systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation and general administrative activities. A significant risk in implementing these systems includes the integration and communication between separate IT systems, and any failure to integrate these systems effectively, or any significant disruptions to these systems, could adversely affect various aspects of our operations. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. Despite significant security measures, our information technology networks and those of our vendors remain vulnerable to evolving threats (including physical and electronic intrusions, malware and viruses, ransomware, phishing and social engineering, system failures, and insider error or malfeasance) that could disrupt systems or result in unauthorized access, use, or alteration of confidential information. There can be no assurance our controls, monitoring, and testing will prevent or timely detect a cyberattack or other security incident.
Third parties have attempted, and may in the future attempt, to fraudulently induce employees, contractors or consumers into disclosing sensitive information such as user names, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our critical information, which could result in significant legal and financial exposure. While we still continue to evaluate and implement additional protective measures to reduce the risk and detect cyber incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures (including employee and third-party training regarding phishing, malware, and other cyber risks, monitoring of networks and systems and maintenance of back up of protective systems), which are continuously reviewed and upgraded, our information technology networks and infrastructure may still be vulnerable. A security breach or privacy violation that leads to disclosure or modification of or prevents access to consumer information (including personal data, such as PHI) could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm.
Any such breach or interruption could compromise our networks or those of our third-party service providers, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal data, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill our payers or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our current and future products and solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position. We have insurance coverage in place for certain potential liabilities and costs relating to service interruptions, data corruption, cybersecurity risks, data security incidents and/or network security breaches, but this insurance is limited in amount, subject to a deductible, and may not be adequate to cover us for all costs arising from these incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
We are subject to changing laws, regulations, standards, and contractual obligations related to privacy, data protection and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions, fines, sanctions, private litigation, and/or adverse publicity and could negatively affect our operating results and business.
The interpretation and application of consumer protection (e.g., Section 5 of the Federal Trade Commission, or FTC, Act), health-related, privacy and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

For example, we obtain health information (including from TTP) that is subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes among other things, certain requirements relating to the privacy, security, transmission, and breach of individually identifiable health information. If we violate HIPAA, depending on the specific facts and circumstances, we could be subject to significant fines, penalties or regulatory inquiries or actions.
Over a third of U.S. states have adopted comprehensive privacy and security laws and regulations, which govern the privacy, processing and protection of personal data, including certain specific requirements and laws with respect to health-related information. For example, Washington state has passed the My Health My Data Act, which focuses on the collection of consumer health data, and has a broader scope than HIPAA and includes a private right of action. Nevada has also passed a similar law with respect to the collection and processing of consumer health information. Additionally, state legislation continues to be a driving force behind the changing privacy law landscape in the U.S. Over a third of U.S. states have passed comprehensive consumer privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels, some of which we are or may become subject to. In California, for example, the CCPA requires, among other things, covered companies to provide disclosures to California consumers concerning the collection and sale of personal data, and gives consumers the right to opt-out of certain sales of personal data. The FTC has also stepped-up enforcement of data privacy with several significant settlements (including settlements concerning the downstream sharing of personal information and use and disclosure of personal health data) and there has been a material increase in class-action lawsuits linked to the collection and use of biometric data and use of tracking technologies, such as web cookies.
Internationally, we are subject to the GDPR, which applies to personal data (including health-related data) obtained from individuals within the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. The GDPR imposes strict obligations on businesses, including requirements limitations on data processing, establishing a legal basis for processing personal data, notification of data processing obligations, notification of security incidents to appropriate data protection authorities or data subjects, protecting the security and confidentiality of the personal data, and establishing means for data subjects to exercise rights in relation to their personal information. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros (17.5 million GBP in the UK) or 4% of their global annual revenues, potential bans on processing of personal data, and private litigation.

Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Changes in international legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could result in increased compliance costs or changes in business practices. Compliance with domestic and foreign privacy, data security and data protection laws, regulations and contractual and other obligations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. The actual or perceived failure to comply with domestic and foreign privacy, data security and data protection laws and regulations could result in government enforcement actions, private litigation or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data security and data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. In 2025, our closing stock price ranged from $11.57 to $25.07 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2025, we purchased an aggregate of 2.8 million shares of our common stock under the May 2025 Repurchase Program for an aggregate purchase price of $37.8 million. As of December 31, 2025, $12.2 million was available for future share repurchases under the May 2025 Repurchase Program.
During the year ended December 31, 2025, we purchased an aggregate of 5.8 million shares of our common stock under the February 2025 and May 2025 Repurchase Programs, for a total purchase price of $87.8 million.
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
Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. Our ability to use these NOLs could also be limited if the tax laws are amended or otherwise changed. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs.
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
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Pursuant to Section 404, we are required to, among other things, file a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. While we were able to determine that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2025, we anticipate that we will continue to expend resources, including accounting-related costs and significant management oversight to continue to improve our internal control over financial reporting.
As discussed in Item 9A “Controls and Procedures” below, a material weakness existed in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As previously disclosed, we did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, that resulted in immaterial corrected errors in the reporting of stock-based compensation expense for the year ended December 31, 2024 and determined that this control deficiency constituted a material weakness in our internal control over financial reporting. We successfully remediated the material weakness during the year ended December 31, 2025.
Despite our efforts to improve our internal control over financial reporting, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could adversely impact our business, operating results, and financial condition.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports.
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
If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting or otherwise fail to maintain or implement effective controls and procedures for financial reporting, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline. If we experience additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately and timely report our financial position, results of operations, and cash flows or key operating metrics, or prevent fraud, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock from the Nasdaq Global Market, SEC investigations, civil or criminal sanctions, an inability to access the capital and commercial lending markets, defaults under our debt and other agreements or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
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
•Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems. We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These third parties include cybersecurity assessors, consultants and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks.
•Education and Awareness: We provide quarterly, regular, mandatory training for all employees regarding cybersecurity threats as a means to equip our employees with tools to make employees aware of and to address cybersecurity threats, as well as to communicate our evolving information security policies, standards, processes, and practices.
We conduct quarterly assessments and testing of our policies, standards, processes, and practices in a manner designed to address cybersecurity threats and events. The results of such assessments, audits, and reviews are evaluated by management and reported to the Audit and Finance Committee of the Board, or the Audit and Finance Committee, on a quarterly basis, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
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
Material Effects of Cybersecurity Incidents
Except as described in the section entitled “Risk Factors” included in Part I, Item 1A, including, without limitation, the risk factor above titled “Security breaches, loss of data, or other disruptions could compromise sensitive information prevent access to critical information, expose us to liability, and adversely affect our business and our reputation” risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. In this instance, materiality is defined as an adverse impact to our critical information, which could result in significant legal and financial exposure.
ITEM 2. PROPERTIES
Our headquarters are located in Brisbane, California. We lease facilities in North America, Europe, and Australia. The following is a summary of the locations, functions and approximate square footage of those facilities as of December 31, 2025:

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
ITEM 3. LEGAL PROCEEDINGS
The information set forth in Note 8, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the caption “Litigation and Indemnification Obligations” is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been trading on the Nasdaq Global Market under the symbol “CDNA” since July 22, 2014. The daily market activity and closing prices of our common stock can be found at www.nasdaq.com.
Holders of Record
As of February 19, 2026, there were approximately 55 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our common stock, and currently do not have any plans to do so in the foreseeable future.
Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors and will be at the discretion of our Board of Directors.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares total stockholder returns for CareDx, Inc. from December 31, 2019 through December 31, 2025 against the Nasdaq Market Composite Index and Nasdaq Biotech Index, assuming a $100 investment made on December 31, 2019. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN
Assumes Initial Investment of $100 on December 31, 2019
Among CareDx, Inc., Nasdaq Composite Index, and Nasdaq Biotech
USD ($)
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
12/31/2019
3/31/2020
6/30/2020
9/31/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
CareDx
Nasdaq Composite
Nasdaq Biotech

Sales of Unregistered Securities
There were no sales of unregistered securities by us during the fourth quarter of 2025.

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.
Issuer Repurchases of Equity Securities and Withholding of Equity Securities
We satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. Shares repurchased by us or withheld to satisfy tax withholding obligations during each month of the quarter ended December 31, 2025 were as follows:

	Total Number of Shares Purchased or Withheld	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 - October 31, 2025
Stock Repurchase Program (1)	—	$—	—	$24.4
Employee Transactions (2)	13,345	$14.93	N/A	N/A
November 1, 2025 - November 30, 2025
Stock Repurchase Program (1)	772,856	$15.79	772,856	$12.2
Employee Transactions (2)	58,152	$14.96	N/A	N/A
December 1, 2025 - December 31, 2025
Stock Repurchase Program (1)	—	$—	—	$12.2
Employee Transactions (2)	28,140	$19.10	N/A	N/A
Total	—
Stock Repurchase Program (1)	772,856	$15.79	772,856	$12.2
Employee Transactions (2)	99,637	$16.13	N/A	N/A
(1) See Part II, Item 8 of this Annual Report on Form 10-K under the heading “Stockholders' Equity” for further information relating to our stock repurchase programs.
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
A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented under Results of Operations of this Form 10-K. Discussions regarding our financial condition and results of operations for fiscal 2024 compared to 2023 have been omitted from this Annual Report on Form 10-K, but can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025, which is available without charge on the SEC's website at www.sec.gov and on our investor relations website at caredx.com.
Overview
We are a precision medicine company dedicated to improving outcomes for transplant patients and advancing organ health. We deliver solutions designed to empower clinicians and improve patient outcomes. Our integrated solutions include non-invasive molecular testing for heart, kidney, and lung transplants; laboratory products; digital health technologies; and patient solutions that support care before and after transplant. CareDx is the leading provider of genomics-based information for transplant patients.
Our commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined use of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. We have initiated several clinical studies to generate data on our existing and planned future testing services. From time to time, we partner with pharma and biopharma companies to use our technology and tests, often in clinical trials, to identify or screen for patients that may be appropriate candidates for their products. We also offer high-quality products in the pre-transplant space that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. We also provide digital transplant solutions and various offerings that help transplant centers with patient management, outcomes quality and operational support.
See Part I, Item 1 (Business) of this Annual Report on Form 10-K for further information about our business.
Fourth Quarter Business Highlights
•Revenue of $108 million, an increase of 25% year-over-year
•Testing services revenue of $78 million, an increase of 23% year-over-year, and testing services volume of approximately 53,000, an increase of 17% year-over-year
•Patient and digital solutions revenue of $16.8 million and product revenue of $13.3 million, representing year-over-year growth of 47% and 17%, respectively
•Average revenue per test of approximately $1,480 including approximately $5 million in prior period revenue
•Net loss of $4 million, compared to net income of $88 million for the fourth quarter of 2024
•Cash flow from operations of $21.4 million
•Share repurchases of $12 million during the quarter of 773,000 shares at an average price of $15.79 per share
Full Year 2025 Financial Highlights
•Revenue of $380 million, an increase of 14% year-over-year
•Testing services revenue of $275 million, an increase of 10% year-over-year, and testing services volume of approximately 200,000, an increase of 14% year-over-year
•Patient and digital solutions revenue of $57 million and product revenue of $48 million, representing year-over-year growth of 31% and 19%, respectively
•Net loss of $21 million
•Cash flow from operations of $42 million
•Cash, cash equivalents and marketable securities of approximately $200 million as of December 31, 2025
•Share repurchases of $88 million during the year of 5.8 million shares at an average price of $15.16 per share

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
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our pharmacy solutions, Ottr, MedActionPlan and XynQAPI software businesses, as well as continued support and maintenance of existing pharmacy, MedActionPlan, Ottr and XynManagement customers. The Ottr software, TransChart, Tx Access and XynQAPI are currently implemented in multiple locations in the United States. The Ottr software implementation and XynQAPI implementation and support teams are based in Omaha, Nebraska. In addition, patient solutions offered by TTP in Flowood, Mississippi include hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Additionally, with of HLA Data Systems, we are able to support HLA laboratories in managing their day-to-day workflow.
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

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
(In thousands)

	Year Ended December 31,
	2025	2024	Change	Change %
Revenue:
Testing services revenue	$274,495	$249,381	$25,114	10%
Product revenue	48,377	40,783	7,594	19%
Patient and digital solutions	56,933	43,621	13,312	31%
Total revenue	379,805	333,785	46,020	14%
Operating expenses:
Cost of testing services	62,045	55,611	6,434	12%
Cost of product	22,953	23,381	(428)	(2)%
Cost of patient and digital solutions	38,241	30,704	7,537	25%
Research and development	71,429	72,510	(1,081)	(1)%
Sales and marketing	102,643	81,975	20,668	25%
General and administrative	107,565	125,139	(17,574)	(14)%
Litigation expense	5,710	(96,300)	102,010	(106)%
Total operating expenses	410,586	293,020	117,566	40%
(Loss) income from operations	(30,781)	40,765	(71,546)	(176)%
Other income:
Interest income, net	9,174	11,765	(2,591)	(22)%
Other income, net	524	329	195	59%
Total other income	9,698	12,094	(2,396)	(20)%
(Loss) income before income taxes	(21,083)	52,859	(73,942)	(140)%
Income tax expense	(271)	(310)	39	(12)%
Net (loss) income	$(21,354)	$52,549	$(73,903)	(141)%
Testing services revenue
Testing services revenue increased by $25.1 million, or 10%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by testing services volume growth of approximately 14% as compared to the year ended December 31, 2024. This increase was partially offset by an increase in the refunds reserve of $3.5 million, and a decrease of $7.8 million in collections during the year ended December 31, 2025, as compared to the year ended December 31, 2024, under ASC 606 related to specific tests performed in prior periods.
Product revenue
Product revenue increased by $7.6 million, or 19%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to higher sales of our commercial NGS-based kitted solutions resulting from growth in our existing business including conversions of targeted customers.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $13.3 million, or 31%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by higher pharmacy sales and growth in our digital solutions, particularly an expanded customer base from Ottr software.
Cost of testing services
Cost of testing services increased by $6.4 million, or 12%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.

Cost of product
Cost of product decreased by $0.4 million, or 2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to certain cost reduction efforts offset by an increased sales of our commercial NGS-based kitted solutions.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $7.5 million, or 25%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase in the cost of goods from our pharmacy business resulting from higher sales.
Research and development
Research and development expenses decreased by $1.1 million, or 1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily attributable to decreases of $4.7 million in clinical trial expenses, $2.0 million in consulting and licensing expense and $1.5 million in stock-based compensation expense, partially offset by increases of $5.5 million in personnel-related costs and $1.6 million in software-related expenses.
Sales and marketing
Sales and marketing expenses increased by $20.7 million, or 25%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to increases of $15.4 million in personnel-related costs, $4.5 million in marketing expenses, $3.2 million in consulting expenses and $0.5 million in travel expenses, partially offset by a decrease of $2.9 million in stock-based compensation expense.
General and administrative
General and administrative expenses decreased by $17.6 million, or 14%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily attributable to decreases of $25.7 million in stock-based compensation expense and $2.4 million in legal and consulting expenses, partially offset by increases of $3.7 million in software-related costs, $2.9 million in personnel-related costs, $2.3 million in a one-time impairment charge related to an intangible asset and associated construction in progress, $1.0 million in equipment related expenses and $0.6 million in travel expenses.
Litigation expense
The change in litigation settlement expense was mainly due reversal of litigation expense in 2024 related to the favorable outcome of patent infringement claims filed by Natera against us where the District Court ruled that the patents asserted against us were invalid, which was partially offset by settlement of the Securities Class Action lawsuit during 2025. See Note 8, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
Interest income, net
Interest income, net, decreased by $2.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a decrease in cash, cash equivalents, and marketable securities.
Other income, net
Other income, net increased by $0.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in foreign exchange gains.
Income tax expense
For the year ended December 31, 2025, we recorded an income tax expense of $0.3 million on a loss before income taxes of $21.1 million. The effective tax rate for year ended December 31, 2025 differs from the federal statutory tax rate mainly due to the change in unrecognized tax benefits, non-deductible executive compensation and stock-based compensation.

Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations and had an accumulated deficit of $735.4 million at December 31, 2025. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $201.4 million, and no debt outstanding.
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
Stock Repurchase Programs
On February 20, 2025, our Board of Directors approved the February 2025 Repurchase Program, whereby we were authorized to purchase up to $50.0 million in shares of our common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended June 30, 2025, we repurchased an aggregate of 3.0 million shares of our common stock under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2025, we purchased an aggregate of 2.8 million shares of our common stock under the May 2025 Repurchase Program for an aggregate purchase price of $37.8 million. As of December 31, 2025, $12.2 million was available for future share repurchases under the May 2025 Repurchase Program.
During the year ended December 31, 2025, we purchased an aggregate of 5.8 million shares of our common stock under the February 2025 and May 2025 Repurchase Programs, for a total purchase price of $87.8 million.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$42,032	$38,048	$(18,388)
Investing activities	2,158	(483)	40,446
Financing activities	(93,394)	(5,606)	(29,606)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(90)	532	(112)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49,294)	$32,491	$(7,660)
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities consists of net income (loss), adjusted for certain noncash items in the consolidated statements of operations and changes in operating assets and liabilities.
Net cash provided by operating activities for the year ended December 31, 2025 was $42.0 million. Net operating assets increased by $3.8 million. Our noncash items included $34.9 million in stock-based compensation expense, $15.0 million of depreciation and amortization expense, $5.4 million of amortization of right-of-use assets, $2.3 million of impairment of intangible asset and associated construction in progress, $1.3 million of amortization of premium on marketable securities, net, and revaluation of contingent consideration to estimated fair value of $0.7 million.
Net cash provided by operating activities for the year ended December 31, 2024 was $38.0 million. Net operating assets decreased by $102.3 million. Our noncash items included $66.4 million in stock-based compensation expense, $14.2 million of depreciation and amortization expense, $5.6 million of amortization of right-of-use assets, $0.6 million of amortization of premium on marketable securities and revaluation of contingent consideration to estimated fair value of $0.9 million.
Cash Flows from Investing Activities
For the year ended December 31, 2025, net cash provided by investing activities was $2.2 million and primarily related to maturities of marketable securities of $154.7 million, partially offset by purchase of marketable securities of $145.9 million, additions of capital expenditures of $5.9 million and $0.7 million related to acquisition of an intangible asset.
For the year ended December 31, 2024, net cash used in investing activities was $0.5 million and primarily related to purchase of marketable securities of $160.3 million, additions of capital expenditures of $6.5 million and purchase of corporate equity securities of $0.6 million, offset by maturities of marketable securities of $166.9 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $93.4 million and primarily related to repurchase and retirement of common stock of $87.8 million, taxes paid related to net share settlements of restricted stock units of $12.1 million and payments of contingent consideration of $1.5 million. These payments were partially offset by the proceeds from exercises of stock options of $5.7 million and proceeds from issuances of shares of common stock under our employee stock purchase plan of $2.3 million.
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
For a discussion regarding our cash flows for the year ended December 31, 2023, please refer to the discussion under the heading “Results of Operations—Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of December 31, 2025 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 8, Commitments and Contingencies, of the consolidated financial statements, and “Results of Operations—Liquidity and Capital Resources”, respectively, included elsewhere in this Annual Report on Form 10-K.
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
Refunds Reserve

With respect to revenue recognized related to testing services whereby consideration is expected to be received from third-party payers, we recognized a constraint to the estimated variable consideration such that it is not probable that a significant revenue reversal will occur. When assessing the total consideration expected to be received from third-party payers, a certain percentage of revenues is further constrained for estimated refunds.
Certain refunds were recognized in accrued liabilities until they are either paid to the respective third-party payers or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to testing services revenue. During the year ended December 31, 2025, the refunds reserve to third-party payers were recognized and testing services revenue decreased by $3.5 million for amounts we estimated that would be refunded to third-party payers.

Product Revenue
Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable in the contract. The products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligation related to a contract and revenue is recognized at the point of shipment or delivery consistent with the terms of the contract or purchase order.

Patient and Digital Solutions Revenue
Patient and digital solutions revenue is primarily derived from software as a service, or SaaS, agreements entered into with various transplant centers, which are our customers for this class of revenue. Digital revenue in connection with software license agreements is recognized at the point in time when control of the license is transferred and made available for the customer's use and benefit. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer in accordance with ASC 606.
Software license agreements typically require advance payments from customers upon the achievement of certain milestones. We record deferred revenue in relation to these agreements when cash payments are received for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met, and generally recognize revenue over the contractual term, as performance obligations are fulfilled.
In addition, we derive patient revenue from medication sales. The medication sales revenue is recognized based on the negotiated contract price with the governmental, commercial and non-commercial payers with any applicable patient co-pay. Based on the individual agreement, we recognize revenue from medication sales when prescriptions are shipped or delivered.
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
Our stock-based compensation arrangements vest over a three to four year vesting schedule. We expense our stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. Compensation expense is recognized on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our historical experience.
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
In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under Accounting Standard Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, we recognize a liability equal to the fair value of the contingent payments that we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value as a component of operating expenses.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Acquired Intangible Assets
Amortizable intangible assets include customer relationships, developed technology, commercialization rights, trademarks and trade names and in-process technology assets acquired as part of a business combination or asset acquisition. Intangible assets subject to amortization are amortized over their estimated useful lives. Acquired in-process technology assets and a favorable license agreement are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
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
In connection with our annual goodwill assessment on December 1, 2025, we performed a qualitative assessment taking into consideration past, current and projected future earnings, recent trends and market conditions, and our market capitalization. Based on this analysis, we concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at that time. As of December 31, 2025, no impairment of goodwill has been identified.
Intangible assets not subject to amortization
We evaluate the carrying value of intangible assets not subject to amortization, related to acquired in-process technology assets and a favorable license agreement.
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
As of December 31, 2025, no impairment of acquired in-process technology assets has been identified.
Intangible assets and long-lived assets subject to amortization
We evaluate our finite-lived intangible assets and our long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. We then compare the carrying amounts of an asset group with the future net undiscounted cash flows expected to be generated by such asset group. If an impairment exists, we measure the impairment based on the excess carrying value of the asset group over the asset group’s fair value determined using discounted estimates of future cash flows. Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, research and development expenses and sales and marketing expenses in the consolidated statements of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and marketable securities of $201.4 million at December 31, 2025, which consisted of bank deposits, money market funds, corporate debt securities and U.S government securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.0 million on our consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and sell to other countries throughout the world. As a result, we are subject to foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, Australian Dollar and the Euro, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at December 31, 2025, would have negatively impacted our consolidated balance sheets for the year ended December 31, 2025 by $0.2 million and would have negatively impacted our product and patient and digital solutions revenue by $1.9 million for the year ended December 31, 2025. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility but may do so in the future if our exposure to foreign currencies should become more significant. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CareDx, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CareDx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CareDx, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimation of transaction prices for testing services revenue (non-Medicare), included the following, among others:

•We tested the effectiveness of controls over the Company’s testing services revenue, including those over the estimation of transaction prices.
•We tested the assumptions used by management to estimate transaction prices by:
◦Testing the mathematical accuracy of management’s calculation.
◦Testing the historical cash receipts from non-Medicare payers used in the estimate of transaction prices by making selections and agreeing the selected information to source documents.
◦Testing management’s ability to estimate transaction prices accurately by comparing recorded revenue to cash receipts received through December 2025.
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
February 25, 2026
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CareDx, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of CareDx, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2026

CareDx, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,429	$114,689
Marketable securities	111,779	145,964
Accounts receivable	42,628	64,605
Inventory	26,705	19,503
Prepaid and other current assets	10,591	7,071
Total current assets	257,132	351,832
Property and equipment, net	32,971	33,552
Operating lease right-of-use assets	22,760	24,340
Marketable securities, non-current	24,165	—
Intangible assets, net	31,960	38,184
Goodwill	40,336	40,336
Restricted cash	551	585
Other assets	3,353	2,221
Total assets	$413,228	$491,050
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,988	$7,686
Accrued compensation	38,107	38,333
Accrued and other liabilities	41,754	43,352
Total current liabilities	89,849	89,371
Deferred tax liability	181	164
Contingent consideration	161	174
Operating lease liabilities, less current portion	19,679	22,263
Other liabilities	257	645
Total liabilities	110,127	112,617
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at December 31, 2025 and 2024; 50,916,644 shares issued and outstanding at December 31, 2025; 54,771,203 shares issued and outstanding at December 31, 2024	50	51
Additional paid-in capital	1,043,925	1,013,193
Accumulated other comprehensive loss	(5,515)	(8,569)
Accumulated deficit	(735,359)	(626,242)
Total stockholders’ equity	303,101	378,433
Total liabilities and stockholders’ equity	$413,228	$491,050
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Testing services revenue	$274,495	$249,381	$209,685
Product revenue	48,377	40,783	33,517
Patient and digital solutions revenue	56,933	43,621	37,122
Total revenue	379,805	333,785	280,324
Operating expenses:
Cost of testing services	62,045	55,611	57,642
Cost of product	22,953	23,381	18,379
Cost of patient and digital solutions	38,241	30,704	26,045
Research and development	71,429	72,510	82,421
Sales and marketing	102,643	81,975	84,062
General and administrative	107,565	125,139	118,838
Litigation settlement expense	5,710	(96,300)	96,300
Total operating expenses	410,586	293,020	483,687
(Loss) income from operations	(30,781)	40,765	(203,363)
Other income:
Interest income, net	9,174	11,765	11,867
Other income, net	524	329	1,353
Total other income	9,698	12,094	13,220
(Loss) income before income taxes	(21,083)	52,859	(190,143)
Income tax expense	(271)	(310)	(141)
Net (loss) income	$(21,354)	$52,549	$(190,284)
Net (loss) income per share (Note 3):
Basic	$(0.40)	$1.00	$(3.54)
Diluted	$(0.40)	$0.93	$(3.54)
Weighted-average shares used to compute net (loss) income per share:
Basic	53,287,546	52,773,247	53,764,705
Diluted	53,287,546	56,620,590	53,764,705
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended December 31,
	2025	2024	2023
Net (loss) income	$(21,354)	$52,549	$(190,284)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	3,054	(1,606)	540
Comprehensive (loss) income	$(18,300)	$50,943	$(189,744)
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	53,533,250	$52	$898,806	$(7,503)	$(460,444)	$430,911
Issuance of common stock under employee stock purchase plan	190,841	—	1,495	—	—	1,495
Repurchase and retirement of common stock	(2,942,997)	(3)	—	—	(27,541)	(27,544)
RSU settlements, net of shares withheld	669,283	—	(3,059)	—	—	(3,059)
Issuance of common stock for services	21,965	—	216	—	—	216
Issuance of common stock for cash upon exercise of stock options	27,903	—	120	—	—	120
Issuance of common stock upon exercise of warrants	3,132	—	26	—	—	26
Employee stock-based compensation expense	—	—	48,907	—	—	48,907
Foreign currency translation adjustment	—	—	—	540	—	540
Net loss	—	—	—	—	(190,284)	(190,284)
Balance at December 31, 2023	51,503,377	49	946,511	(6,963)	(678,269)	261,328
Issuance of common stock under employee stock purchase plan	159,019	—	1,397	—	—	1,397
Repurchase and retirement of common stock	(55,500)		—	—	(522)	(522)
RSU settlements, net of shares withheld	2,620,716	2	(10,092)	—	—	(10,090)
Issuance of common stock for services	16,582	—	174	—	—	174
Issuance of common stock for cash upon exercise of stock options	527,009	—	8,936	—	—	8,936
Employee stock-based compensation expense	—	—	66,267	—	—	66,267
Foreign currency translation adjustment	—	—	—	(1,606)	—	(1,606)
Net income	—	—	—	—	52,549	52,549
Balance at December 31, 2024	54,771,203	51	1,013,193	(8,569)	(626,242)	378,433
Issuance of common stock under employee stock purchase plan	150,981	1	2,271	—	—	2,272
Repurchase and retirement of common stock	(5,790,952)	(5)	—	—	(87,763)	(87,768)
RSU settlements, net of shares withheld	1,424,235	1	(12,121)	—	—	(12,120)
Issuance of common stock for services	4,794	1	88	—	—	89
Issuance of common stock for cash upon exercise of stock options	356,383	1	5,722	—	—	5,723
Employee stock-based compensation expense	—	—	34,772	—	—	34,772
Foreign currency translation adjustment	—	—	—	3,054	—	3,054
Net loss	—	—	—	—	(21,354)	(21,354)
Balance at December 31, 2025	50,916,644	$50	$1,043,925	$(5,515)	$(735,359)	$303,101
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(21,354)	$52,549	$(190,284)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	34,864	66,406	49,086
Asset impairments and write-downs	—	—	1,000
Impairment of intangible asset and associated construction in progress	2,258	—	—
Depreciation and amortization	15,018	14,194	14,386
Amortization of right-of-use assets	5,398	5,563	5,438
Realized gain on sale of long-term marketable equity securities, net	—	—	(284)
Loss on disposal of asset	48	91	44
Gain on settlement of obligation and recovery of written-off investment	—	—	(2,109)
Revaluation of common stock warrant liability to estimated fair value	—	—	(10)
Revaluation of contingent consideration to estimated fair value	703	931	2,677
Amortization of premium and accretion of discount on marketable securities, net	1,273	621	(4,927)
Changes in operating assets and liabilities:
Accounts receivable	22,521	(13,741)	16,016
Inventory	(4,959)	(1,018)	54
Prepaid and other assets	(4,413)	606	1,767
Accounts payable	808	(5,110)	2,904
Accrued compensation	(845)	18,667	2,655
Accrued and other liabilities	(3,308)	(95,661)	89,608
Accrued royalties	—	—	(1,557)
Operating lease liabilities, net	(5,997)	(5,863)	(5,418)
Deferred taxes	17	(187)	566
Net cash provided by (used in) operating activities	42,032	38,048	(18,388)
Investing activities:
Maturities of marketable securities	154,671	166,921	256,038
Purchases of marketable securities	(145,925)	(160,286)	(201,165)
Purchase of corporate equity securities	—	(634)	(965)
Sale of corporate equity securities	—	—	2,460
Additions of capital expenditures	(5,913)	(6,484)	(8,344)
Acquisition of intangible assets	(675)	—	(896)
Acquisition of business, net of cash acquired	—	—	(6,682)
Net cash provided by (used in) investing activities	2,158	(483)	40,446
Financing activities:
Payment of contingent consideration	(1,500)	(5,325)	(625)
Repurchase and retirement of common stock	(87,768)	(522)	(27,541)
Proceeds from exercise of warrants	—	—	4
Proceeds from exercise of stock options	5,723	8,936	120
Proceeds from issuance of common stock under employee stock purchase plan	2,272	1,397	1,495
Taxes paid related to net share settlement of restricted stock units	(12,121)	(10,092)	(3,059)
Net cash used in financing activities	(93,394)	(5,606)	(29,606)
Effect of exchange rate changes on cash and cash equivalents	(90)	532	(112)
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,294)	32,491	(7,660)
Cash, cash equivalents, and restricted cash at beginning of period	115,274	82,783	90,443
Cash, cash equivalents, and restricted cash at end of period	$65,980	$115,274	$82,783
Supplemental disclosures of cash information
Cash paid for income taxes	$284	$317	$738
Supplemental disclosures of non-cash operating, investing and financing information
Shares issued in lieu of payment	$88	$174	$216
Operating lease right-of-use assets	$3,368	$195	$607
Purchases of capital expenditures in accounts payable and accrued liabilities	$3,209	$633	$647
Employee stock purchase plan shares included in accrued compensation	$1,140	$975	$556
Contingent consideration	$—	$—	$3,499
The accompanying notes are an integral part of these consolidated financial statements.

CareDx, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx Inc. ("CareDx" or the "Company"), together with its subsidiaries, is a precision medicine company dedicated to improving outcomes for transplant patients and advancing organ health. The Company delivers solutions designed to empower clinicians and improve patient outcomes.The Company's integrated solutions include non-invasive molecular testing for heart, kidney, and lung transplants; laboratory products; digital health technologies; and patient solutions that support care before and after transplant. CareDx is the leading provider of genomics-based information for transplant patients. The Company’s headquarters are in Brisbane, California and it has other primary operations in Omaha, Nebraska; and Stockholm, Sweden.
The Company’s commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined use of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. The Company has signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. The Company also offers high-quality products in the pre-transplant space that increase the chance of successful transplants by facilitating a better match between a donor and a recipient of stem cells and organs. The Company also provides digital technologies solutions and various offerings that help transplant centers with patient management, outcomes quality and operational support.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, and include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.
Certain reclassifications have been made to prior period amounts to conform to current period presentations.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to transaction price estimates used for testing services revenue; accrued expenses for clinical studies; inventory valuation; the grant date fair value assumptions used to estimate stock-based compensation expense; income taxes; impairment of long-lived assets and indefinite-lived assets (including goodwill); and legal contingencies. Actual results could differ from those estimates.
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
The Company is also subject to credit risk from its accounts receivable, which are primarily derived from revenue earned from AlloSure Kidney, AlloSure Heart, AlloMap Heart, HeartCare and AlloSure Lung tests provided for patients located in the U.S. and Canada, and billed to various third-party payers, from sales of products to distributors, strategic partners and transplant laboratories in Europe, Asia, the Middle East, Africa, the U.S., Latin America and other geographic regions, and from sales of patient and digital solutions. The Company has not experienced any significant credit losses and does not require collateral on receivables. For the years ended December 31, 2025, 2024 and 2023, approximately 34%, 38% and 40%, respectively, of total revenue was billed to Medicare. No other payers represented more than 10% of total revenue for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025 and 2024, approximately 21% and 27%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either December 31, 2025 or 2024.

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
Marketable Securities
The Company considers all highly liquid investments in securities with a maturity of greater than three months at the time of purchase to be marketable securities. As of December 31, 2025, the Company’s marketable securities consisted of corporate debt securities and U.S government securities. Those with maturities of greater than three months but less than 12 months from the balance sheet date were classified as current assets, while investments with maturities of one year or beyond one year from the balance sheet date are classified as non-current assets on the consolidated balance sheet.
The Company classifies its marketable securities as held-to-maturity at the time of purchase and reevaluates such designation at each balance sheet date. The Company has the positive intent and ability to hold these marketable securities to maturity. Marketable securities are carried at amortized cost and are adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income, net, on the consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on marketable securities are included in interest income, net. The cost of securities sold is determined using specific identification.
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
In those circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under Accounting Standard Codification, or ASC, Topic 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments that the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.
Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Acquired Intangible Assets
Amortizable intangible assets include customer relationships, developed technology, commercialization rights, trademarks and tradenames and in-process technology assets acquired as part of a business combination or asset acquisition. Intangible assets subject to amortization are amortized over their estimated useful lives. Acquired in-process technology assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
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
Indefinite-lived intangible assets
The Company evaluates the carrying value of indefinite-lived intangible assets, related to acquired in-process technology assets and a favorable license agreement.
During the period the assets are considered indefinite-lived, they are tested for impairment on an annual basis, as well as between annual tests if the Company becomes aware of any events or changes in circumstances that would indicate that the fair value of the acquired in-process technology assets and the favorable license agreement are less than their carrying amounts. An impairment loss would be recorded when the fair value of an acquired in-process technology asset and the favorable license agreement are less than the carrying value. If and when development is complete, which generally occurs when the products are made commercially available, the associated acquired in-process technology asset and the favorable license agreement will be deemed finite-lived and will then be amortized based on the estimated useful life.
Finite-lived intangible assets and long-lived assets
The Company evaluates its finite-lived intangible assets and its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company then compares the carrying amounts of the asset group with the future net undiscounted cash flows expected to be generated by such asset group. If an impairment exists, the Company measures the impairment based on the excess carrying value of the asset group over the asset group’s fair value determined using discounted estimates of future cash flows. Intangible assets subject to amortization are carried at cost less accumulated amortization. Amortization expenses are recorded to cost of testing services, cost of product, cost of patient and digital solutions, research and development expenses and sales and marketing expenses in the consolidated statements of operations.
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
Leases
The Company determines if an arrangement is or contains a lease at contract inception. For leases with an initial term of 12 months or more, a right-of-use, or ROU, asset, representing the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the consolidated balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also has lease arrangements with lease and non-lease components. The Company does not separate non-lease components from lease components for the Company's facility leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less.
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
For the years ended December 31, 2025 and 2024, the Company recognized $9.6 million and $17.4 million respectively, in revenue for the tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established.
Refunds Reserve

With respect to revenue recognized related to testing services whereby consideration is expected to be received from third-party payers, the Company recognized a constraint to the estimated variable consideration such that it is not probable that a significant revenue reversal will occur. When assessing the total consideration expected to be received from third-party payers, a certain percentage of revenues is further constrained for estimated refunds.
Certain refunds were recognized in accrued liabilities until they are either paid to the respective third-party payers or it is determined the refund will not ultimately be paid, at which time the related accrual is reduced with a corresponding increase to testing services revenue. During the year ended December 31, 2025, the refunds reserve to third-party payers were recognized and testing services revenue decreased by $3.5 million for amounts the Company estimated that would be refunded to third-party payers.

Product Revenue
Product revenue is recognized from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. The Company generally has a contract or a purchase order from a customer with the specified required terms, including the number of products ordered. Transaction prices are determinable in the contract. The products are delivered and control is transferred to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of shipment or delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Patient and digital solutions revenue is primarily derived from software as a service, or SaaS, agreements entered into with various transplant centers, which are the Company’s customers for this class of revenue. Digital revenue in connection with software license agreements is recognized at the point in time when control of the license is transferred and made available for the customer's use and benefit. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer in accordance with ASC 606.
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
In addition, the Company derives patient revenue from medication sales. The medication sales revenue is recognized based on the negotiated contract price with the governmental, commercial and non-commercial payers with any applicable patient co-pay. Based on the individual agreement, the Company recognizes revenue from medication sales when prescriptions are shipped or delivered.
Cost of Testing Services
Cost of testing services reflects the aggregate costs incurred in delivering the Company’s testing services. The components of cost of testing services primarily consist of materials and service costs, direct labor costs, stock-based compensation, equipment and infrastructure expenses associated with testing samples, shipping, logistics and specimen processing charges to collect and transport samples, and allocated overhead including rent, information technology, equipment depreciation, utilities and royalties. Royalties for licensed technology, calculated as a percentage of testing services revenues, are recorded as license fees in cost of testing services at the time the testing services revenues are recognized.
Cost of Product
Cost of product reflects the aggregate costs incurred in delivering the Company’s products to customers. The components of cost of product primarily consist of materials costs, manufacturing and kit assembly costs, direct labor costs, equipment and infrastructure expenses associated with preparing kitted products for shipment, shipping, and allocated overhead including rent, information technology, equipment depreciation and utilities. Cost of product also includes amortization of acquired developed technology and adjustments to inventory values, including write-downs of excess or obsolete inventory.

Cost of Patient and Digital Solutions
Cost of patient and digital solutions primarily consists of personnel-related costs associated with developing, installing and maintaining software, depreciation of servers and equipment, amortization of acquired intangible assets, support of the functionality of the software's platforms, including stock-based compensation expenses, cost of medications and allocated costs of facilities and information technology.
Research and Development Expenses
Research and development expenses, including clinical operations, represent costs incurred to develop diagnostic products and services, high-quality evidence to support the use of the Company’s tests, as well as continued efforts related to improving the Company’s existing products and patient and digital solutions offerings. These expenses include payroll and related expenses, consulting expenses, laboratory supplies, clinical studies and certain allocated expenses as well as amounts incurred under certain collaborative agreements. Research and development costs are expensed as incurred. The Company records accruals for estimated clinical study costs comprised of work performed by contract research organizations based on measure of progress.
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
The Company's stock-based compensation arrangements vest over a three to four year vesting schedule. The Company expenses its stock-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. Compensation expense is recognized on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on the Company's historical experience.
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
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the local currency for each entity, including the Swedish Krona and Australian dollar. The revenue and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Foreign currency translation gains and losses on revenue and expenses are recognized in the consolidated statements of operations. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting cumulative translation adjustments are reported in other comprehensive income (loss).

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other income and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income or loss. For the Company, such items consist of foreign currency income and losses on the translation of foreign assets and liabilities.
Recent Accounting Pronouncements
Adopted in the current period
In December 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-09, Income Taxes (Topic 340): Improvements to Income Tax Disclosures, which requires annual disclosures in the rate reconciliation table to be presented using both percentages and reporting currency amounts, and this table must include disclosure of specific categories. Additional information is required for reconciling items that meet a quantitative threshold. The new guidance also requires enhanced disclosures of income taxes paid, including the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions that exceed a quantitative threshold. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 12, Income Taxes.
Effective in Future Periods
In December 2025, the Financial Accounting Standards Board, or FASB, issued ASU 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its Form 10-Q for the interim period ending March 31, 2028. The Company is currently evaluating the provisions of this ASU and does not expect to have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, or ASU 2025-12. ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. Amendments to all other ASC topics may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate certain costs and expenses into specific categories and by relevant expense caption in the statement of operations. This guidance will be effective for the Company's annual disclosures for the fiscal year ending December 31, 2027 and for interim period disclosures beginning in the fiscal year ending December 31, 2028. The Company is currently evaluating the potential impact of the new standard on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard modernizes the accounting guidance for internal-use software costs to better reflect current development practices, including agile and iterative methodologies. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the provisions of this ASU and does not expect to have a material impact on its consolidated financial statements.
3. NET (LOSS) INCOME PER SHARE
Basic and diluted net (loss) income per share have been computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period.
For the years ended December 31, 2025, and 2023 common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
For the year ended December 31, 2024, all common share equivalents have been included in the calculation of diluted net income per share.

The following tables set forth the computation of the Company’s basic and diluted net (loss) income per share (in thousands, except shares and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income used to compute basic and diluted net (loss) income per share	$(21,354)	$52,549	$(190,284)
Denominator:
Weighted-average shares used to compute basic net (loss) income per share	53,287,546	52,773,247	53,764,705
Weighted-average shares used to compute diluted net (loss) income per share	53,287,546	56,620,590	53,764,705
Net (loss) income per share:
Basic	$(0.40)	$1.00	$(3.54)
Diluted	$(0.40)	$0.93	$(3.54)
The following potentially dilutive securities have been excluded from diluted net (loss) income per share because their effect would be antidilutive:

	Year Ended December 31,
	2025	2024	2023
Shares of common stock subject to outstanding options	2,478,871	2,496,063	3,055,208
Restricted stock units	3,930,939	543,479	5,001,370
Employee stock purchase plan	61,866	66,747	73,759
Total common stock equivalents	6,471,676	3,106,289	8,130,337
4. FAIR VALUE MEASUREMENTS
The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$21,435	$—	$—	$21,435
Total	$21,435	$—	$—	$21,435
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,617	$1,617
Long-term liabilities:
Contingent consideration	—	—	161	161
Total	$—	$—	$1,778	$1,778

	December 31, 2024
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$52,230	$—	$—	$52,230
Total	$52,230	$—	$—	$52,230
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$2,414	$2,414
Long-term liabilities:
Contingent consideration	—	—	174	174
Total	$—	$—	$2,588	$2,588
The following table presents the exercise, changes in estimated fair value, additions, deduction and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance at December 31, 2023	$7,930
Change in estimated fair value of contingent consideration from business combination	931
Change in estimated fair value of contingent consideration from asset acquisition	(448)
Deduction from contingent consideration	(500)
Payment related to contingent consideration	(5,325)
Balance at December 31, 2024	2,588
Change in estimated fair value of contingent consideration from business combination	704
Change in estimated fair value of contingent consideration from asset acquisition	(14)
Payment related to contingent consideration	(1,500)
Balance at December 31, 2025	$1,778
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price using the fund's net asset value reported by the fund sponsor, utilizing actively traded exchange information. At December 31, 2025 and 2024, money market funds were included as cash and cash equivalents in the consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates of 7% at December 31, 2025 and 7% to 12% at December 31, 2024. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact on the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amount reported within the consolidated statements of cash flows is shown in the table below (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$65,429	$114,689	$82,197
Restricted cash	551	585	586
Total cash, cash equivalents, and restricted cash at the end of the period	$65,980	$115,274	$82,783
Marketable Securities
All marketable securities were considered held-to-maturity at December 31, 2025 and 2024. The Company determined that it had the positive intent and ability to hold until maturity all marketable securities. The Company assesses whether the decline in value of marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There has been no recognition of any other-than-temporary impairment at December 31, 2025 and 2024.
The amortized cost, unrealized holding gains, and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Fair Value
Marketable securities:
U.S. agency securities	$81,196	$595	$81,791
Corporate debt securities	54,748	57	54,805
Total marketable securities	$135,944	$652	$136,596

	December 31, 2024
	Amortized Cost	Unrealized Holding Gains	Fair Value
Marketable securities:
U.S. agency securities	$90,918	$1,648	$92,566
Corporate debt securities	55,046	718	55,764
Total marketable securities	$145,964	$2,366	$148,330
As of December 31, 2025, $24.2 million of marketable securities had maturities of more than one year and less than two years and are classified as non-current assets.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
On December 1, 2025, the Company performed a qualitative assessment of its reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions, and its market capitalization. Based on this analysis, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount. As such, it was not necessary to perform the quantitative goodwill impairment assessment at this time. As of December 31, 2025, 2024 and 2023, there has been no impairment of goodwill.

Intangible Assets
The following table presents details of the Company’s intangible assets as of December 31, 2025 ($ in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$36,517	$(24,127)	$(2,203)	$10,187	5.8
Customer relationships	25,581	(12,413)	(1,639)	11,529	7.1
Commercialization rights	11,579	(7,022)	—	4,557	3.6
Trademarks and tradenames	4,860	(2,434)	(232)	2,194	6.6
Total intangible assets with finite lives	78,537	(45,996)	(4,074)	28,467
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$82,030	$(45,996)	$(4,074)	$31,960
The following table presents details of the Company’s intangible assets as of December 31, 2024 ($ in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$37,367	$(21,357)	$(2,531)	$13,479	6.6
Customer relationships	25,718	(10,777)	(2,332)	12,609	8.4
Commercialization rights	11,579	(5,760)	—	5,819	4.6
Trademarks and tradenames	5,220	(2,094)	(356)	2,770	8.5
Total intangible assets with finite lives	79,884	(39,988)	(5,219)	34,677
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,257	—	—	2,257
Total intangible assets with indefinite lives	3,507	—	—	3,507
Total intangible assets	$83,391	$(39,988)	$(5,219)	$38,184
As of December 31, 2025, 2024 and 2023, other than the $1.7 million intangible asset that was impaired and written off under general and administrative expenses during the year ended December 31, 2025, the Company did not identify any impairment indicators suggesting that the carrying value of the intangible assets was not recoverable.
The following table summarizes the Company's amortization expense of intangible assets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of testing services	$1,388	$1,316	$1,316
Cost of product	1,751	1,660	1,655
Cost of patient and digital solutions	610	850	1,039
Sales and marketing	2,602	2,520	2,457
Total	$6,351	$6,346	$6,467

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of December 31, 2025 (in thousands):

Years Ending December 31,	Total
2026	$5,332
2027	5,319
2028	5,319
2029	4,604
2030	3,535
Thereafter	4,358
Total future amortization expense	$28,467
7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$9,804	$4,819
Work in progress	3,740	3,793
Raw materials	13,161	10,891
Total inventory	$26,705	$19,503
Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Internally developed software	23,016	13,843
Machinery and equipment	$19,110	$18,771
Leasehold improvements	18,171	18,106
Construction in progress	8,280	11,937
Computer and office equipment	1,676	5,650
Furniture and fixtures	1,569	2,187
Property and equipment	71,822	70,494
Less: Accumulated depreciation and amortization	(38,851)	(36,942)
Property and equipment, net	$32,971	$33,552
Depreciation expense was $8.7 million, $7.8 million and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Clinical studies	$12,356	$16,166
Short-term lease liability	6,515	6,103
Professional fees	4,988	5,971
Deferred revenue	4,653	4,848
Refunds reserve	3,500	—
Laboratory processing fees and materials	2,425	3,184
Other accrued expenses	7,317	7,080
Total accrued and other liabilities	$41,754	$43,352
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
As of December 31, 2025, the carrying value of the ROU asset was $22.8 million. The related current and non-current lease liabilities as of December 31, 2025 were $6.5 million and $19.7 million, respectively. The current and non-current lease liabilities are included in accrued and other liabilities and operating lease liabilities, less current portion, respectively, in the consolidated balance sheets.
The following table summarizes the lease cost for the years ended December 31, (in thousands):

	2025	2024	2023
Operating lease cost	$7,340	$7,717	$7,936
Total lease cost	$7,340	$7,717	$7,936

	December 31,
	2025	2024
Other information:
Weighted-average remaining lease term - Operating leases (in years)	4.02	4.61
Weighted-average discount rate - Operating leases (%)	7.0%	7.1%
Supplemental cash flow information related to leases for the years ended December 31, are as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,055	$5,339	$5,454
Total	$6,055	$5,339	$5,454

Maturities of operating lease liabilities as of December 31, 2025, are as follows (in thousands):

Years ending December 31,	Operating Leases
2026	$7,905
2027	8,248
2028	7,573
2029	2,581
2030	1,768
Thereafter	1,715
Total lease payments	29,790
Less imputed interest	3,596
Present value of future minimum lease payments	26,194
Less operating lease liability, current portion	6,515
Operating lease liability, long-term portion	$19,679
As of December 31, 2025, the Company’s leases had remaining terms of 0.41 years to 7.09 years, some of which include options to extend the lease term.
Royalty Commitments
Illumina
On May 4, 2018, the Company entered into a license agreement with Illumina, Inc., or the Illumina Agreement. The Illumina Agreement requires the Company to pay royalties in the mid-single to low-double digits on sales of products covered by the Illumina Agreement.
Other Royalty Commitment
Effective as of August 2023, the Company entered into a license agreement with a university institution, or the University Agreement. The University Agreement requires the Company to pay royalties in the low single digits on sales of products covered by the University Agreement.
Other Commitments
Effective as of July 2023, the Company entered into a license and collaboration agreement with a private entity, or the Collaboration Agreement, pursuant to which the Company was granted an irrevocable, non-transferable right to commercialize its proprietary software, iBox, for the predictive analysis of post-transplantation kidney allograft loss in the field of transplantation for a period of four years with exclusive rights in the United States. Pursuant to the Collaboration Agreement, the Company will share an agreed-upon percentage of revenue with the private entity, if and when revenues are generated from iBox.
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
Natera
In response to the Company’s false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware, or the Court, alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising. Both parties appealed. On October 8, 2024, the U.S. Court of Appeals for the Third Circuit remanded the case to make additional findings. On December 23, 2024, the Court issued an order concluding that there was sufficient evidence to support the jury’s findings of falsity on eight advertisements by Natera. Following the decision, the parties submitted additional briefing to the Court. On August 28, 2025, the U.S. Court of Appeals for the Third Circuit issued a decision affirming the District Court’s findings on both liability and damages. On September 25, 2025, the Company filed a petition for panel rehearing or rehearing en banc of the Court’s damages decision. On October 10, 2025, the Third Circuit denied the petition. On February 9, 2026, the Company filed a petition for Supreme Court review. The Company did not record a receivable or a gain from the judgment as the amount has not yet been realized.
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
In addition, Natera's U.S. Patent 10,597,724 is currently subject to an ex parte reexamination before the United States Patent and Trademark Office, or PTO. On December 17, 2025, a PTO examiner issued a non-final office action rejecting Claims 1 and 4-6 of the patent. Natera's U.S. Patent 11,111,544 was previously subject to an ex parte reexamination before the PTO. On February 14, 2025, a PTO examiner issued a non-final Office action rejecting Claims 21, 26, and 27 of the patent, the claims CareDx was found to have infringed in the litigation. On July 9, 2025, the PTO issued a reexamination certificate finding that Natera had overcome the prior rejections of the 11,111,544 patent, concluding the reexamination proceeding.
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
United States Department of Justice and United States Securities and Exchange Commission Investigations
As previously disclosed, in 2021, the Company received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that the Company produce certain documents in connection with a False Claims Act investigation by the DOJ regarding certain business practices related to the Company’s kidney testing and phlebotomy services, and a subpoena from the United States Securities and Exchange Commission, or the SEC, in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of the Company’s accounting and public reporting practices. By letter dated September 19, 2023, the Company was notified by the staff of the SEC that the SEC has concluded its investigation as to the Company and does not intend to recommend an enforcement action by the SEC against the Company. The notice was provided under the guidelines set out in the final paragraph of Securities Act Release No. 5310.
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. On April 8, 2025, the private plaintiff who originally filed the qui tam action in 2021, or the Relator, filed an amended complaint on the public docket. On July 16, 2025, the District Court held a conference, at which it set a briefing schedule for a motion to dismiss. On October 17, 2025, Relator filed an opposition to the Company’s motion to dismiss, and on October 31, 2025, the Company filed its reply in further support of its motion to dismiss. The Company denies the allegations in the qui tam action and intends to vigorously defend itself.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of, or any other requests or investigations that may arise, in the future.
Securities Class Action
On May 23, 2022, Plumbers & Pipefitters Local Union #295 Pension Fund filed a federal securities class action, or the Securities Class Action, in the U.S. District Court for the Northern District of California against the Company, Reginald Seeto, its former President, Chief Executive Officer and member of the Company’s Board of Directors, Ankur Dhingra, its former Chief Financial Officer, Marcel Konrad, its former interim Chief Financial Officer and former Senior Vice President of Finance & Accounting, and Peter Maag, its former President, former Chief Executive Officer, former Chairman of the Company’s Board of Directors and current member of the Company’s Board of Directors. The action alleges that the Company and the individual defendants made materially false and/or misleading statements and/or omissions and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder. The action also alleges that the individual defendants are liable pursuant to Section 20(a) of the Exchange Act as controlling persons of the Company. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ costs incurred in the lawsuit, including their reasonable attorneys’ and experts’ witness fees and other costs.
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

In accordance with the Court’s July 23, 2025 order, plaintiffs filed a motion for final approval and a motion for an award of attorneys’ fees and expenses on September 30, 2025. On December 4, 2025, the Court provided final approval of the settlement and the Company paid the settlement amount.
Derivative Actions
On February 26, 2025, the plaintiffs in a previously-dismissed consolidated derivative action initiated a new action, captioned Edelman v. Bickerstaff, 3:25-c-02036 (N.D. Cal. filed Feb. 26, 2025), purporting to reinstate their claims and updating and amending their prior complaint, or the Edelman Derivative Action. The Edelman Derivative Action asserts claims against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of the Company's Board of Directors alleging, among other things, breaches of fiduciary duty and various state and federal claims based on the factual allegations of the Securities Class Action.
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
On April 21, 2025, plaintiffs in the Edelman Derivative Action submitted a letter motion to the Court seeking to have the Court lift the discovery stay provided by the Private Securities Litigation Reform Act of 1995, 15 U.S.C. § 78u-4, or the PSLRA. On April 23, 2025, CareDx submitted a brief in opposition and a hearing was held on June 10, 2025. On June 12, 2025, the Court issued an order denying plaintiffs’ letter motion to lift the PSLRA’s discovery stay.
On March 20, 2024, Edward W. Burns IRA filed a stockholder derivative action complaint in the Court of Chancery of the State of Delaware against the Company as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of the Company's Board of Directors, or the Burns Derivative Action. Prior to filing the complaint, the Company produced documents to the plaintiff in response to a books and records inspection demand made pursuant to Section 220 of the Delaware General Corporation Law. The plaintiff purports to incorporate those documents in the complaint. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, unjust enrichment, waste of corporate assets, and aiding and abetting breaches of fiduciary duty. The suit seeks declaratory relief, recovery of alleged damages sustained by the Company as a result of the alleged violations, equitable relief, restitution, and plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. On April 11, 2024, the Court entered an order staying the Burns Derivative Action pursuant to a stipulation filed by the parties.
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
On December 9, 2025, the Court issued an order preliminarily approving the parties' settlement, subject to resolution of the plaintiffs' request for attorney's fees.
There is no guarantee that the parties will reach a definitive settlement or, if they do, that the settlement will be approved by the Court. In the event there is no settlement, the Company intends to defend itself vigorously. The Company believes that it has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail. The Company has not recorded liabilities for these suits.
9. STOCKHOLDERS' EQUITY
Shelf Registration Statement
On May 10, 2023, the Company filed a universal shelf registration statement (File No. 333-271814), or the Registration Statement, and thereafter filed post-effective amendments on May 9, 2024 and May 23, 2024. The SEC declared the Registration Statement effective on May 23, 2024, and as a result, the Company can sell from time to time up to $250.0 million of shares of its common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering.
Stock Repurchase Programs
On February 20, 2025, the Company's Board of Directors approved a Stock Repurchase Program, or the February 2025 Repurchase Program, whereby the Company was authorized to purchase up to $50.0 million in shares of its common stock over a period of up to two years, commencing on February 20, 2025, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three months ended June 30, 2025, the Company purchased an aggregate of 3.0 million shares of its common stock under the February 2025 Repurchase Program for an aggregate purchase price of $50.0 million.
Following the completion of the February 2025 Repurchase Program, on May 30, 2025, the Company’s Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of its common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of the Company's Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the year ended December 31, 2025, the Company purchased an aggregate of 2.8 million shares of its common stock under the May 2025 Repurchase Program for an aggregate purchase price of $37.8 million. As of December 31, 2025, $12.2 million was available for future share repurchases under the May 2025 Repurchase Program.
During the year ended December 31, 2025, the Company purchased an aggregate of 5.8 million shares of its common stock under the February 2025 and May 2025 Repurchase Programs, for a total purchase price of $87.8 million.
These shares were retired upon repurchase. The Company's policy related to repurchase of its common stock is to charge the excess of cost over par value to accumulated deficit.
Common Stock
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.
Preferred Stock
As of December 31, 2025 and 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2025 and 2024.
10. 401(K) PLAN
The Company sponsors a 401(k) defined contribution plan covering all U.S. employees under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company incurred expenses related to contributions to the plan of $3.8 million, $2.3 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

11. STOCK INCENTIVE PLANS
2025 Inducement Equity Incentive Plan
On November 4, 2025, the Company adopted the 2025 Inducement Equity Incentive Plan, or the 2025 Plan, that allows for the issuance of stock options, restricted stock units, or RSUs, and other stock awards of up to a total of 350,000 shares of common stock to new employees of the Company. The 2025 Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company. There were 68,745 shares of common stock reserved for future issuance under the 2025 Plan as of December 31, 2025.
2024 Equity Incentive Plan
The Company grants stock-based awards under the 2024 Equity Incentive Plan, or the 2024 Plan, that allows for the issuance of stock options, RSUs and other stock awards to the Company’s employees, directors, and consultants.
On November 4, 2025, the Company increased the shares available under the 2024 Plan by 1,600,000 shares.There were 3,047,496 shares of common stock reserved for future issuance under the 2024 Plan as of December 31, 2025.
2019 Inducement Equity Incentive Plan
The Company grants stock-based awards under the 2019 Inducement Equity Incentive Plan, or the 2019 Plan, that allows for the issuance of stock options, RSUs and other stock awards to new employees of the Company. There were 57,204 shares of common stock reserved for future issuance under the 2019 Plan as of December 31, 2025.
2016 Inducement Plan
On April 21, 2016, the Company adopted the 2016 Inducement Equity Incentive Plan, or the 2016 Plan, that allows for the issuance of stock options, RSUs and other stock awards of up to a total of 155,500 shares of common stock to new employees of the Company. The 2016 Plan was adopted to accommodate a reserve of additional shares of common stock for issuance to new employees hired by the Company from Allenex AB. There were 15,495 shares of common stock reserved for future issuance under the 2016 Plan as of December 31, 2025.
The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2025	2024
Common stock options outstanding	2,478,871	3,409,912
RSUs and PSUs outstanding	3,930,939	4,842,670
Remaining shares reserved for issuance under the 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan and 2025 Inducement Equity Plan	3,188,940	4,559,101
Shares reserved under the Employee Stock Purchase Plan	541,706	558,787
Total	10,140,456	13,370,470
Stock Options
There were no stock options granted to employees during 2025.
The following table summarizes stock option activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding at December 31, 2024	3,409,912	$22.63
Exercised	(356,383)	$16.06
Forfeited	(91,159)	$24.56
Expired	(483,499)	$37.70
Stock options outstanding at December 31, 2025	2,478,871	$20.47
Stock options exercisable at December 31, 2025	1,836,376	$22.48
The total intrinsic value of options exercised was $1.5 million, $4.8 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Options outstanding that have vested and are expected to vest at December 31, 2025 are as follows:

	Number of Options Issued	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested	1,836,376	$22.48	5.77	$6,725
Expected to Vest	588,205	14.75	7.86	4,084
Total	2,424,581			$10,809
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at December 31, 2025 for stock options that were in-the-money.
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes RSUs and performance restricted stock units, or PSUs, activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
RSUs and PSUs outstanding at December 31, 2024	4,842,670	$15.38
RSUs granted	1,853,239	$18.38
RSUs vested	(1,765,017)	$15.98
RSUs forfeited	(913,873)	$14.35
PSUs granted	270,405	$18.99
PSUs vested	(300,318)	$15.05
PSUs forfeited	(56,167)	$25.41
RSUs and PSUs outstanding at December 31, 2025	3,930,939	$15.54
The total fair value of RSUs vested during 2025 was $31.8 million. As of December 31, 2025, the total intrinsic value of outstanding RSUs was approximately $68.9 million.
The Company granted PSUs, included in RSUs, under the stock incentive plans. The PSUs granted to employees consist of financial and operational metrics to be met over a performance period of two years. The number of shares, based on expected performance achievement, underlying outstanding PSUs was 226,183 and 335,583 as of December 31, 2025 and December 31, 2024, respectively. The weighted-average remaining recognition period was 2.09 years and 1.07 years for the years ended December 31, 2025 and 2024, respectively.
2014 Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, or the ESPP, under which employees can purchase shares of its common stock based on a percentage of their compensation, but not greater than 15% of their respective earnings, provided that an eligible employee’s right to purchase shares of the Company’s common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The ESPP has consecutive offering periods of approximately six months in length. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock on the first day of the offering period or on the exercise date.
During the offering period in 2025 that ended on December 31, 2025, 61,866 shares were purchased for aggregate proceeds of $1.0 million from the issuance of shares, which occurred on January 2, 2026.
During the offering period in 2025 that ended on June 30, 2025, 84,234 shares were purchased for aggregate proceeds of $1.4 million from the issuance of shares, which occurred on June 30, 2025.
During the offering period in 2024 that ended on December 31, 2024, 66,747 shares were purchased for aggregate proceeds of $0.9 million from the issuance of shares, which occurred on January 2, 2025.
The Company issued 150,981 shares and 159,019 shares of common stock during the years ended December 31, 2025 and December 31, 2024, respectively, pursuant to the ESPP. The Company received proceeds of $2.4 million and $1.4 million from the purchases of shares during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had 541,706 shares available for issuance under the ESPP.

Board of Directors Stock Awards Granted for Services
For the years ended December 31, 2025, 2024 and 2023, the Company paid a portion of its directors’ compensation through the award of fully vested common shares. The stock awards are classified as equity, and compensation expense was recognized upon the issuance of the shares at the grant date price per share, which is the fair value. For the years ended December 31, 2025, 2024 and 2023, a total of 4,794, 16,582 and 21,965 shares, respectively, were issued to the Company’s directors for a total fair value of $0.1 million, $0.1 million and $0.2 million, respectively, which was included in general and administrative expense on the consolidated statements of operations.
Valuation Assumptions
The estimated fair values of ESPP shares were estimated using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Employee stock purchase plan
Expected term (in years)	0.5	0.5	0.5
Expected volatility	64.40% – 89.52%	69.60% – 91.99%	75.91% – 93.38%
Risk-free interest rate	3.59% – 4.29%	5.24% – 5.37%	5.26% – 5.47%
Expected dividend yield	—%	—%	—%
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the years ended December 31, 2025, 2024 and 2023, included on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of testing services	$1,263	$1,560	$1,854
Cost of product	464	870	1,165
Cost of patient and digital solutions	624	1,276	1,377
Research and development	5,043	6,501	6,556
Sales and marketing	8,090	11,035	12,470
General and administrative	19,380	45,164	25,664
Total	$34,864	$66,406	$49,086
As of December 31, 2025, unrecognized stock-based compensation expense related to stock options, RSUs, and PSUs was approximately $5.5 million, $34.8 million, and $2.3 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options, RSUs, and PSUs is expected to be recognized over a weighted-average period of 2.13 years, 2.12 years, and 2.09 years, respectively.
12. INCOME TAXES
The components of the provision for (benefit from) income taxes are summarized as follows (in thousands):

	As of December 31,
	2025	2024	2023
Pre-tax earnings
Domestic	$(19,128)	$55,151	$(188,421)
Foreign	(1,955)	(2,292)	(1,722)
	$(21,083)	$52,859	$(190,143)

Current tax expense (benefit)
US federal	$—	$2	$(117)
US state & local	420	198	186
Foreign	—	9	—
Total current tax expense (benefit)	420	209	69

Deferred tax expense (benefit)
US federal	$(77)	$(10)	$184
US state & local	(11)	(26)	(112)
Foreign	(61)	137	—
Total deferred tax expense (benefit)	(149)	101	72

Provision for (benefit from) income taxes	$271	$310	$141
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the Company's actual provision for tax differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income as a result of the following (in thousands, except for percentages):

	As of December 31,
	2025
Effective tax rate reconciliation
US federal statutory income tax rate	$(4,427)	21.0%
Domestic federal
Tax credits
Research credits	(77)	0.4%
Nontaxable and nondeductible items
Non-deductible executive compensation	2,217	(10.5)%
Changes in valuation allowances	(254)	1.2%
Excess tax benefits on share-based payments	(2,115)	10.0%
Other	323	(1.5)%
Domestic state and local income taxes, net of federal effect	(407)	1.9%
Foreign tax effects	350	(1.7)%
Worldwide changes in unrecognized tax benefits	4,662	(22.1)%
Total income tax expense (benefit)	$271	(1.3)%
The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in millions):

	Year ended December 31,
	2024	2023
Federal tax statutory rate	21.0%	21.0%
Stock-based compensation	(6.3)%	(3.8)%
Change in valuation allowance	(18.9)%	(18.1)%
Foreign rate differential	—%	0.2%
Non-deductible executive compensation	9.9%	(0.4)%
Research credits	(5.1)%	0.4%
Changes in net operating loss carryforwards, including expirations	—%	0.8%
Other	—%	(0.2)%
Effective income tax rate	0.6%	(0.1)%
The Company determines the amount of state tax liability based on current year operations. In accordance with the guidance under ASU 2023-09, California, Pennsylvania, and New York contributed to a majority of the effect of the state income taxes.

Deferred income tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$34,632	$29,839
Tax credit carryforwards	14,429	14,045
Accruals	8,322	5,027
Lease Liability	5,543	6,843
Section 174 Capitalized Costs	24,381	33,651
Stock-based compensation	15,793	16,163
Other	1,130	1,061
Total deferred tax assets	104,230	106,629
Valuation allowance	(92,636)	(92,217)
Deferred tax assets, net of valuation allowance	11,594	14,412
Deferred tax liabilities:
Purchased intangibles	(3,269)	(4,828)
Right-of-Use Asset	(4,693)	(5,858)
Property and equipment	(3,363)	(3,524)
Other	(450)	(366)
Total deferred tax liabilities	(11,775)	(14,576)

Net deferred tax asset (liability)	$(181)	$(164)
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
Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance. The valuation allowance increased by $0.4 million and decreased by $10.6 million during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company had domestic federal net operating loss carryforwards of $130.8 million, domestic state net operating loss carryforwards of $6.2 million, and foreign net operating loss carryforwards of $29.3 million that can reduce future taxable income. The domestic federal and state net operating loss carryforwards will begin to expire in 2026 and 2027, respectively. The foreign and $111 million of federal net operating loss carryforwards can be carried forward indefinitely.
As of December 31, 2025, the Company had credit carryforwards of approximately $12.4 million and $13.9 million available to reduce future taxable income, if any, for domestic federal and California state income tax purposes, respectively. The domestic federal credit carryforwards will begin to expire in 2026. California credits have no expiration date.
A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefits
Balance, beginning of year	$8,641	$6,184	$5,436
Increases related to prior year tax positions	4,587	1,134	—
Decreases related to prior year tax positions	(525)	—	(91)
Increases related to current year tax positions	776	1,323	839
Balance, end of year	$13,479	$8,641	$6,184

Year ended December 31,
2025
Income taxes paid, net of refunds received
U.S. state & local	284
Total	284
None of the $13.5 million of net unrecognized tax benefit as of December 31, 2025, if recognized, would impact the Company's effective tax rate. During the year ended December 31, 2025, given the Company's valuation allowance, the uncertain tax benefits would not have impacted the effective tax rate.
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
As of December 31, 2025, the Company had gross unrecognized tax benefits of $13.5 million which included penalties and interest of $0.2 million, of which approximately $0.2 million is recorded as a noncurrent liability. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
13. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker, or CODM, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its President and Chief Executive Officer as the CODM. In determining its reportable segments, the Company considered the markets and types of customers served and the products or services provided in those markets. The Company has determined that it has one operating segment, and therefore, one reportable segment.

Revenue by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenue by geographic regions (in thousands):

	Year Ended December 31,
	2025	2024	2023
Testing services revenue
United States	$273,379	$248,247	$209,158
Rest of World	1,116	1,134	527
	$274,495	$249,381	$209,685
Product revenue
United States	$29,908	$26,024	$19,753
Rest of World	18,469	14,759	13,764
	$48,377	$40,783	$33,517
Patient and digital solutions revenue
United States	$56,652	$43,461	$36,719
Rest of World	281	160	403
	$56,933	$43,621	$37,122

Total revenue
Total United States	$359,939	$317,732	$265,630
Total Rest of World	$19,866	$16,053	$14,694
	$379,805	$333,785	$280,324
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	December 31, 2025	December 31, 2024
Long-lived assets:
United States	$32,635	$33,286
Rest of World	336	266
Total	$32,971	$33,552
The CODM assesses the Company’s performance by using net (loss) income. The CODM uses net income (loss) predominately in the annual budget and forecasting process. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions. The CODM organizes the business and leaders functionally. The CODM assesses performance and resources are allocated to functions which utilize those allocations across the business's testing services, products and digital solutions offerings.

The following table summarizes the reconciliation to net (loss) income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Testing services revenue	$274,495	$249,381	$209,685
Product revenue	48,377	40,783	33,517
Patient and digital solutions revenue	56,933	43,621	37,122
Total revenue	379,805	333,785	280,324
Less:
Cost of testing services[1]	59,394	52,734	54,472
Cost of product[1]	20,738	20,904	15,672
Cost of patient and digital solutions[1]	37,007	28,502	23,631
Personnel cost	131,276	116,251	103,354
Professional and legal fees	41,973	42,655	63,695
Research materials and clinical trials expense	10,197	14,653	18,277
Depreciation and amortization expense	12,033	12,455	12,413
Stock-based compensation expense	34,864	66,406	49,086
Litigation settlement expense	5,710	(96,300)	96,300
Transformational initiative costs[2]	2,824	—	—
Other segment items[3]	54,317	34,741	45,575
Interest income, net	(9,174)	(11,765)	(11,867)
Segment and consolidated net (loss) income	$(21,354)	$52,549	$(190,284)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2025, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
◦pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
◦provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
◦provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously reported, as of December 31, 2024, a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This material weakness related to our failure to fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, that resulted in immaterial corrected errors in the reporting of stock-based compensation expense for the year ended December 31, 2024.
During the fiscal year ended December 31, 2025, we implemented an intensive program to remediate this material weaknesses which included expanding resources, enhancing our control activities for key systems and business processes, and providing comprehensive training. Specifically, we:
◦Implemented training to ensure a clear understanding of risk assessment, control execution, and monitoring activities related to financial reporting and continue driving accountability of Sarbanes-Oxley Act of 2002 control activities.
◦Updated our internal accounting policies and engaged resources at the Company with experience in performing control activities over complex and/or non-routine transactions, through hiring and/or use of third-party consultants and specialists.
◦Enhanced the design of controls related to stock-based equity compensation, specifically around the recognition of stock-based equity compensation expense as outlined in ASC 718.
During the year ended December 31, 2025, we completed execution of our remediation plan. The execution of our remediation plan also included validation and testing of the design and operating effectiveness of certain new and enhanced internal controls in the period-end financial reporting process over a sustained period of financial reporting cycles. As a result of these efforts, we determined that the material weakness had been remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
Trading Arrangements
During the three months ended December 31, 2025, except as set forth below, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
On December 12, 2025, John W. Hanna, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Hanna’s plan is for the sale of up to 242,434 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and March 26, 2027, subject to early termination for certain specified events set forth in the plan.
On December 11, 2025, Hannah Valantine, our board member, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Dr. Valantine’s plan is for the sale of up to 40,882 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and December 31, 2026, subject to early termination for certain specified events set forth in the plan.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 in connection with the Annual Meeting of Stockholders to be held in 2026, or the 2026 Proxy Statement. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.
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
Our Board of Directors has adopted an insider trading policy. Our insider trading policy prohibits our directors, officers (including our executive officers), employees and agents, as well as their immediate family members, from engaging in short sales of our securities and from engaging in transactions in publicly-traded options and other derivative securities with respect to our securities. This prohibition extends to any hedging or similar transactions designed to decrease the risks associated with holding our securities. Our insider trading policy also prohibits us from transacting in our securities unless in compliance with U.S. Securities Laws and prohibits certain individuals, including our directors and executive officers, from pledging our securities as collateral for loans. Our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025. To the extent that we do not file our 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in our 2026 Proxy Statement. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” of CareDx, Inc. Part II, Item 8 of this Annual Report on Form 10-K.
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

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36536	3.1	8/28/2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, filed June 17, 2021.	8-K	001-36536	3.1	6/21/2021
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.	8-K	001-36536	3.1	6/20/2023
3.4	Amended and Restated Bylaws of the Registrant, effective as of December 12, 2025.	8-K	001-36536	3.1	12/15/2025
4.1	Form of Registrant’s common stock certificate.	10-K	001-36536	4.1	3/31/2015
4.2#	2014 Equity Incentive Plan, as amended.	10-Q	001-36536	4.2	7/29/2021
4.3#	Form of Option Agreement under the 2014 Equity Incentive Plan for New Options.	SC TO-I	005-88252	99(d)(3)	10/12/2017
4.4#	2014 Employee Stock Purchase Plan and forms of agreements thereunder.	S-8	333-197493	4.5	7/18/2014
4.5#	2016 Inducement Equity Incentive Plan.	10-Q	333-211538	4.5	7/29/2021
4.6#	2019 Inducement Equity Incentive Plan.	10-Q	001-36536	4.7	7/29/2021
4.7	Description of Securities of the Registrant	10-K	001-36536	4.7	2/28/2025
4.8#	Amendment No. 1 to the CareDx, Inc. 2024 Equity Incentive Plan.	8-K	001-36536	10.1	6/12/2025
10.1#*	Form of Change of Control and Severance Agreement between the Registrant and each of its executive officers.
10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-196494	10.1	6/3/2014
10.3#	Executive Incentive Compensation Plan.	10-K	001-36536	10.19	3/31/2015
10.4	Lease, dated April 27, 2006, as amended on November 10, 2010, by and between the Registrant and BMR-Bayshore Boulevard LLC, for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	S-1	333-196494	10.12	6/3/2014
10.5+	Second Amendment to Lease, dated January 2, 2020, by and between the Registrant and BMR-Bayshore Boulevard LP (formerly known as BMR-Bayshore Boulevard LLC), for office and laboratory space located at 3260 Bayshore Boulevard, Brisbane, California 94005.	10-Q	001-36536	10.1	4/30/2020
10.6+	Third Amendment to Lease, dated June 27, 2022, by and between the Registrant and BMR-Bayshore Boulevard LP.	10-Q	001-36536	10.2	11/3/2022

Exhibit Number		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.7+	Lease, dated June 14, 2022, by and between the Registrant and HCP Life Science REIT, Inc.	10-Q	001-36536	10.4	8/14/2022
10.8+	Lease, dated February 28, 2022, by and between the Registrant and One Miracle Place, LLC.	10-Q	001-36536	10.1	11/3/2022
10.9†	License and Commercialization Agreement, dated May 4, 2018, by and between the Registrant and Illumina, Inc.	10-Q/A	001-36536	10.3	10/9/2018
10.10	Sales Agreement, dated April 14, 2022, by and between the Registrant and Jefferies LLC.	8-K	001-36536	1.1	4/15/2022
10.11+#	Retention Bonus Letter, dated December 1, 2023, by and between the Registrant and Abhishek Jain.	10-K	001-36536	10.19	2/28/2024
10.12#	Offer Letter, dated March 24, 2024, between the Registrant and John Hanna.	8-K	001-36536	10.1	4/16/2024
10.13#	Change of Control and Severance Agreement, dated March 25, 2024, between the Registrant and John Hanna.	8-K	001-36536	10.2	4/16/2024
10.14#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated March 24, 2024, between the Registrant and John Hanna.	8-K	001-36536	10.3	4/16/2024
10.15#	CareDx, Inc. 2024 Equity Incentive Plan.	8-K	001-36536	10.1	6/18/2024
10.16#	Offer Letter, dated July 27, 2024, between the Registrant and Keith Kennedy.	8-K	001-36536	10.1	9/12/2024
10.17#	Change of Control and Severance Agreement, dated July 27, 2024, between the Registrant and Keith Kennedy.	8-K	001-36536	10.2	9/12/2024
10.18#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated July 27, 2024, between the Registrant and Keith Kennedy.	8-K	001-36536	10.3	9/12/2024
10.19#	Inducement Restricted Stock Unit Agreement, effective as of September 12, 2024, by and between the Registrant and Keith Kennedy.	10-Q	001-36536	10.4	11/4/2023
10.20#	Inducement Stock Option Agreement, effective as of September 12, 2024, by and between the Registrant and Keith Kennedy.	10-Q	001-36536	10.5	11/4/2024
10.21#	Offer Letter, dated August 30, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.6	11/4/2024
10.22#	Change of Control and Severance Agreement, dated August 30, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.7	11/4/2024
10.23#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated August 30, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.8	11/4/2024
10.24#	Inducement Restricted Stock Unit Agreement, effective as of September 12, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.9	11/4/2024
10.25#	Inducement Stock Option Agreement, effective as of September 12, 2024, by and between the Registrant and Jessica Meng.	10-Q	001-36536	10.10	11/4/2024
10.26#	Care Dx, Inc. 2025 Inducement Equity Incentive Plan and the forms of award agreements thereunder.	S-8	333-291254	99.3	11/4/2025
10.27	Outside Director Compensation Policy, as amended and restated June 13, 2025	10-Q	001-36536	10.2	8/6/2025
10.28#	Change of Control and Severance Agreement, dated March 27, 2025, between CareDx, Inc. and Abhishek Jain.	8-K	001-36536	10.1	3/28/2025

Exhibit Number		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.29#	CareDx, Inc. Amended and Restated Outside Director Compensation Policy, as amended and restated effective June 13, 2025.	10-Q	001-36536	10.2	8/6/2025
10.30#	Offer Letter, dated May 20, 2025, between CareDx, Inc. and Nathan Smith.	10-Q	001-36536	10.3	8/6/2025
10.31#	Change of Control and Severance Agreement, dated May 20, 2025, between CareDx, Inc. and Nathan Smith.	10-Q	001-36536	10.4	8/6/2025
10.32#	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated May 20, 2025, between CareDx, Inc. and Nathan Smith.	10-Q	001-36536	10.5	8/6/2025
10.33#	Release of Claims Agreement, dated August 6, 2025, between CareDx, Inc. and Abhishek Jain.	10-Q	001-36536	10.1	11/4/2025
10.34#	Consulting Agreement, dated August 6, 2025, between CareDx, Inc. and Abhishek Jain.	10-Q	001-36536	10.2	11/4/2025
10.35#*	Offer Letter, dated October 6, 2021, between CareDx, Inc. and Jeffrey Novack.
10.36#*	Change of Control and Severance Agreement, dated March 26, 2025, between CareDx, Inc. and Jeffrey Novack.
10.37#*	Confidential Information, Invention Assignment, Non-Competition, and Arbitration Agreement, dated October 6, 2021, between CareDx, Inc. and Jeffrey Novack.
19.1*	Insider Trading Policy and Guidelines with Respect to Certain Transactions in Company Securities.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).
97	CareDx, Inc. Clawback Policy	10-K	001-36536	97	2/28/2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL
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

CAREDX, INC.
(Registrant)

Date: February 25, 2026	By:	/s/ JOHN W. HANNA
John W. Hanna
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ NATHAN SMITH
Nathan Smith
Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Hanna and Nathan Smith, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date
/s/ JOHN W. HANNA	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
John W. Hanna

/s/ NATHAN SMITH	Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2026
Nathan Smith

/s/ GEORGE W. BICKERSTAFF, III	Director	February 25, 2026
George W. Bickerstaff, III

/s/ FRED E. COHEN	Director	February 25, 2026
Fred E. Cohen

/s/ CHRISTINE M. COURNOYER	Director	February 25, 2026
Christine M. Cournoyer

/s/ MICHAEL D. GOLDBERG	Director	February 25, 2026
Michael D. Goldberg

/s/ SURESH GUNASEKARAN	Director	February 25, 2026
Suresh Gunasekaran

/s/ PETER MAAG, PH.D.	Director	February 25, 2026
Peter Maag, Ph.D.

/s/ BRYAN RIGGSBEE	Director	February 25, 2026
Bryan Riggsbee

/s/ ARTHUR TORRES	Director	February 25, 2026
Arthur Torres

/s/ HANNAH VALANTINE	Director	February 25, 2026
Hannah Valantine