Form 10-Q
period 2026-03-31
CareDx, Inc.
filed 2026-04-28
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
There were 51,659,481 shares of the registrant’s Common Stock issued and outstanding as of April 24, 2026.

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
“CareDx” or the “Company” or “we” or “us” and “our” as used in the Quarterly Report on Form 10-Q refer to CareDx, Inc. and its subsidiaries.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. We qualify all forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$77,923	$65,429
Marketable securities	109,253	111,779
Accounts receivable	44,585	42,628
Inventory	26,404	26,705
Prepaid and other current assets	11,230	10,591
Total current assets	269,395	257,132
Property and equipment, net	33,156	32,971
Operating lease right-of-use assets	21,206	22,760
Marketable securities, non-current	10,901	24,165
Intangible assets, net	32,102	31,960
Goodwill	40,336	40,336
Restricted cash	551	551
Other assets	3,415	3,353
Total assets	$411,062	$413,228
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,066	$9,988
Accrued compensation	20,545	38,107
Accrued and other liabilities	49,542	41,754
Total current liabilities	79,153	89,849
Deferred tax liability	130	181
Operating lease liabilities, less current portion	17,837	19,679
Other liabilities	407	418
Total liabilities	97,527	110,127
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 51,274,651 and 50,916,644 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	51	50
Additional paid-in capital	1,052,306	1,043,925
Accumulated other comprehensive loss	(6,272)	(5,515)
Accumulated deficit	(732,550)	(735,359)
Total stockholders’ equity	313,535	303,101
Total liabilities and stockholders’ equity	$411,062	$413,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Testing services revenue	$91,398	$61,921
Product revenue	10,346	10,810
Patient and digital solutions revenue	15,956	11,954
Total revenue	117,700	84,685
Operating expenses:
Cost of testing services	17,097	15,113
Cost of product	4,834	5,586
Cost of patient and digital solutions	11,698	7,716
Research and development	21,416	18,524
Sales and marketing	30,373	22,991
General and administrative	30,484	22,769
Litigation settlement expense	600	5,360
Total operating expenses	116,502	98,059
Income (loss) from operations	1,198	(13,374)
Other income:
Interest income, net	1,909	2,784
Other (expense) income, net	(330)	295
Total other income	1,579	3,079
Income (loss) before income taxes	2,777	(10,295)
Income tax benefit (expense)	32	(58)
Net income (loss)	$2,809	$(10,353)
Net income (loss) per share (Note 3):
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)
Weighted-average shares used to compute net income (loss) per share:
Basic	51,151,794	55,262,459
Diluted	53,129,928	55,262,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,809	$(10,353)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(757)	1,480
Comprehensive income (loss)	$2,052	$(8,873)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	50,916,644	$50	$1,043,925	$(5,515)	$(735,359)	$303,101
Issuance of common stock under employee stock purchase plan	61,866	—	991	—	—	991
RSU settlements, net of shares withheld	265,940	1	(2,511)	—	—	(2,510)
Issuance of common stock for services	1,492	—	25	—	—	25
Issuance of common stock for cash upon exercise of stock options	28,709	—	109	—	—	109
Employee stock-based compensation expense	—	—	9,767	—	—	9,767
Foreign currency translation adjustment, net of tax	—	—	—	(757)	—	(757)
Net income	—	—	—	—	2,809	2,809
Balance at March 31, 2026	51,274,651	$51	$1,052,306	$(6,272)	$(732,550)	$313,535
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

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$2,809	$(10,353)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,803	8,931
Depreciation and amortization	3,899	3,600
Amortization of right-of-use assets	1,419	1,340
Loss on disposal of asset	119	—
Revaluation of contingent consideration to estimated fair value	—	46
Amortization of premium and accretion of discount on marketable securities, net	912	837
Other	15	(7)
Changes in operating assets and liabilities:
Accounts receivable	(2,078)	(6,640)
Inventory	(346)	(2,674)
Prepaid and other assets	(2,884)	(2,784)
Operating leases liabilities, net	(1,559)	(1,483)
Accounts payable	(338)	377
Accrued compensation	(17,810)	(24,082)
Accrued and other liabilities	10,372	6,308
Net cash provided by (used in) operating activities	4,333	(26,584)
Investing activities:
Purchases of marketable securities	(39,850)	(52,472)
Maturities of marketable securities	54,728	55,427
Additions of property and equipment	(3,819)	(1,630)
Net cash provided by investing activities	11,059	1,325
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	991	873
Taxes paid related to net share settlement of restricted stock units	(2,511)	(3,065)
Proceeds from exercise of stock options	109	3,049
Payment of contingent consideration	(1,500)	(1,500)
Net cash used in financing activities	(2,911)	(643)
Effect of exchange rate changes on cash and cash equivalents	13	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,494	(25,979)
Cash, cash equivalents and restricted cash at beginning of period	65,980	115,274
Cash, cash equivalents and restricted cash at end of period	$78,474	$89,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx, Inc. (“CareDx” or the “Company”), together with its subsidiaries, is a precision medicine company dedicated to improving outcomes for transplant patients and advancing organ health. The Company delivers solutions designed to empower clinicians and improve patient outcomes. The Company's integrated solutions include non-invasive molecular testing for heart, kidney, and lung transplants; laboratory products; digital health technologies; and patient solutions that support care before and after transplant. CareDx is the leading provider of genomics-based information for transplant patients. The Company’s headquarters are in Brisbane, California and it has other primary operations in Omaha, Nebraska and Stockholm, Sweden.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies and estimates used in the preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2026.
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
These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements.
Certain reclassifications have been made to prior period amounts to conform to current period presentations. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to transaction price estimates used for testing services revenue; accrued expenses for clinical studies; inventory valuation; the grant date fair value assumptions used to estimate stock-based compensation expense; income taxes; impairment of long-lived assets and indefinite-lived assets (including goodwill); and legal contingencies. Actual results could differ from those estimates.
For the three months ended March 31, 2026, the Company recognized $17.7 million in revenue for tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established. For the three months ended March 31, 2026, testing services revenue was reduced by $3.4 million due to an increase in the refunds reserve to third-party payers.
For the three months ended March 31, 2025, the Company reduced revenue by $1.1 million for tests performed in prior periods. The reductions reflected a change in estimate and constraint of variable consideration under ASC 606.

Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended March 31, 2026 and 2025, approximately 27% and 37%, respectively, of total revenue was derived from Medicare.
As of March 31, 2026 and December 31, 2025, approximately 14% and 21%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either March 31, 2026 or December 31, 2025.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate certain costs and expenses into specific categories and by relevant expense caption in the statement of operations. This guidance will be effective for the Company's annual disclosures for the fiscal year ending December 31, 2027 and for interim period disclosures beginning in the fiscal year ending December 31, 2028. The Company is currently evaluating the potential impact of the new standard on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard modernizes the accounting guidance for internal-use software costs to better reflect current development practices, including agile and iterative methodologies. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the provisions of this ASU.
In December 2025, the FASB issued ASU 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its Form 10-Q for the interim period ending March 31, 2028. The Company is currently evaluating the provisions of this ASU and does not expect to have a material impact on its consolidated financial statements.
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
For the three months ended March 31, 2026, common share equivalents have been included in the calculation of diluted net income per share.
For the three months ended March 31, 2025, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) used to compute basic and diluted net income (loss) per share	$2,809	$(10,353)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	51,151,794	55,262,459
Effects of dilutive shares	1,978,134	—
Weighted-average shares used to compute diluted net income (loss) per share	53,129,928	55,262,459

Net income (loss) per share:
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)
The following potentially dilutive securities have been excluded from diluted net loss per share as of March 31, 2026 and 2025 because their effect would be antidilutive:

	As of March 31,
	2026	2025
Shares of common stock subject to outstanding options	1,314,482	1,691,661
Restricted stock units and performance restricted stock units	1,032,846	352,600
Total common stock equivalents	2,347,328	2,044,261
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

The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$14,646	$—	$—	$14,646
Total	$14,646	$—	$—	$14,646
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$117	$117
Long-term liabilities:
Contingent consideration	—	—	161	161
Total	$—	$—	$278	$278

	December 31, 2025
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$21,435	$—	$—	$21,435
Total	$21,435	$—	$—	$21,435
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,617	$1,617
Long-term liabilities:
Contingent consideration	—	—	161	161
Total	$—	$—	$1,778	$1,778
The following table presents the changes in estimated fair value and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2025	$1,778
Payments related to contingent consideration	(1,500)
Balance as of March 31, 2026	$278
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price using the fund's net asset value reported by the fund sponsor, utilizing actively traded exchange information. As of March 31, 2026 and December 31, 2025, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates of 7% at March 31, 2026 and 7% at December 31, 2025. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact on the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$77,923	$88,745
Restricted cash	551	550
Total cash, cash equivalents and restricted cash at the end of the period	$78,474	$89,295
Marketable Securities
All marketable securities were considered held-to-maturity at March 31, 2026. The Company determined that it had the positive intent and ability to hold until maturity all marketable securities. The Company assesses whether the decline in value of marketable securities is temporary or other-than-temporary. In making its assessment, the Company evaluates the current market and interest rate environment as well as specific issuer information. There has been no recognition of any other-than-temporary impairment at March 31, 2026.
The amortized cost, unrealized holding gains and losses and fair value of the Company’s marketable securities by major security type at each balance sheet date are summarized in the tables below (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Holding Losses	Fair Value
Marketable securities:
U.S. agency securities	$73,696	$(48)	$73,648
Corporate debt securities	46,458	(99)	46,359
Total marketable securities	$120,154	$(147)	$120,007

	December 31, 2025
	Amortized Cost	Unrealized Holding Gains	Fair Value
Marketable securities:
U.S. agency securities	$81,196	$595	$81,791
Corporate debt securities	54,748	57	54,805
Total marketable securities	$135,944	$652	$136,596
As of March 31, 2026 and December 31, 2025, $10.9 million and $24.2 million, respectively, of marketable securities had maturities of more than one year and less than two years and are classified as non-current assets.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the identification of triggering events that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment as of March 31, 2026. The balance of the Company’s goodwill was $40.3 million as of March 31, 2026 and December 31, 2025.

Intangible Assets
The following table presents details of the Company’s intangible assets as of March 31, 2026 (dollars in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$38,579	$(24,910)	$(2,325)	$11,344	6.4
Customer relationships	25,581	(12,864)	(1,769)	10,948	6.9
Commercialization rights	11,579	(7,338)	—	4,241	3.3
Trademarks and tradenames	4,860	(2,529)	(255)	2,076	6.4
Total intangible assets with finite lives	80,599	(47,641)	(4,349)	28,609
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$84,092	$(47,641)	$(4,349)	$32,102
The following table presents details of the Company’s intangible assets as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$36,517	$(24,127)	$(2,203)	$10,187	5.8
Customer relationships	25,581	(12,413)	(1,639)	11,529	7.1
Commercialization rights	11,579	(7,022)	—	4,557	3.6
Trademarks and tradenames	4,860	(2,434)	(232)	2,194	6.6
Total intangible assets with finite lives	78,537	(45,996)	(4,074)	28,467
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$82,030	$(45,996)	$(4,074)	$31,960
As of March 31, 2026, the Company did not identify any impairment indicators suggesting that the carrying value of the intangible assets was not recoverable.
The following table summarizes the Company’s amortization expense of finite-lived intangible assets (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of testing services	$311	$347
Cost of product	512	412
Cost of patient and digital solutions	152	152
Sales and marketing	643	628
Total	$1,618	$1,539

The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of March 31, 2026 (in thousands):

Years Ending December 31,	Total
Remainder of 2026	$4,112
2027	5,470
2028	5,470
2029	4,755
2030	3,686
Thereafter	5,116
Total future amortization expense	$28,609
7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$11,172	$9,804
Work in progress	3,608	3,740
Raw materials	11,624	13,161
Total inventory	$26,404	$26,705
Accrued and Other Liabilities
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical studies	$12,420	$12,356
Short-term lease liability	6,661	6,515
Professional fees	7,518	4,988
Deferred revenue	5,555	4,653
Refunds reserve	7,954	3,500
Other accrued expenses	9,434	9,742
Total accrued and other liabilities	$49,542	$41,754

8. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements at various locations which include Brisbane, California; West Chester, Pennsylvania; Flowood, Mississippi; Omaha, Nebraska; Fremantle, Australia; and Stockholm, Sweden.
The Company’s facility leases expire at various dates through 2033. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of March 31, 2026, the carrying value of the right-of-use asset was $21.2 million. The related current and non-current lease liabilities as of March 31, 2026 were $6.7 million and $17.8 million, respectively. The current and non-current lease liabilities are included in accrued and other liabilities and operating lease liabilities, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,833	$1,827

	March 31, 2026	December 31, 2025
Other information:
Weighted-average remaining lease term - Operating leases (in years)	3.82	4.02
Weighted-average discount rate - Operating leases (%)	7.0%	7.0%
Maturities of operating lease liabilities as of March 31, 2026 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2026	$5,905
2027	8,212
2028	7,537
2029	2,545
2030	1,732
Thereafter	1,715
Total lease payments	27,646
Less imputed interest	3,148
Present value of future minimum lease payments	24,498
Less operating lease liability, current portion	(6,661)
Operating lease liability, long-term portion	$17,837
As of March 31, 2026, the Company's leases had remaining terms of 0.17 years to 6.84 years, some of which include options to extend the lease term.
The following table summarizes the supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,553	$1,494
Royalty Commitments
From time to time, the Company enters into license agreements related to certain technologies used in its products. These agreements generally require the Company to pay sales-based royalties on net sales of products covered by the applicable licenses. Royalty rates under these agreements range from the low single digits to the low double digits on sales of products covered by such agreements.
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
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. On April 8, 2025, the private plaintiff who originally filed the qui tam action in 2021, or the Relator, filed an amended complaint on the public docket. On July 16, 2025, the District Court held a conference, at which it set a briefing schedule for a motion to dismiss. On October 17, 2025, Relator filed an opposition to the Company’s motion to dismiss, and on October 31, 2025, the Company filed its reply in further support of its motion to dismiss. The Company denies the allegations in the qui tam action and intends to vigorously defend itself. On April 23, 2026, the Relator filed a notice of voluntary dismissal of the case and the DOJ informed the Court that it consented to dismissal of the action.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of, or any other requests or investigations that may arise in the future.
Securities Class Action
On April 22, 2025, the Company reached an agreement-in-principle to resolve a securities class action (the "Securities Class Action"), under which the Company would pay or cause to be paid a settlement payment of approximately $20.25 million. On December 4, 2025, the United States District Court for the Northern District of California provided final approval of the settlement and the Company paid the settlement amount.
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
On September 26, 2025, the parties entered into a stipulation and agreement of compromise, settlement and release resolving and settling, subject to court approval, both the Edelman and Burns Derivative Actions. The same day, plaintiffs in the Edelman Derivative Action filed their unopposed motion for preliminary approval. The deadline to oppose the motion was October 10, 2025 and no opposition was filed. On October 13, 2025, plaintiffs filed a notice of non-opposition, requesting that the Court enter an order granting the motion for preliminary approval without oral argument.
On October 1, 2025 the parties to the Burns Derivative Action filed a third amended stipulation and proposed order to continue the stay in that action through the pendency of a determination on the proposed settlement in the Edelman Derivative Action. The court entered this stipulated order on October 6, 2025.
On December 9, 2025, the Court issued an order preliminarily approving the parties' settlement. On March 31, 2026, with the assistance of a JAMS mediator, the parties agreed to attorney's fees of $0.6 million. The settlement remains subject to the final approval of the Court.

9. STOCK INCENTIVE PLANS
As of March 31, 2026, the Company had a total of 1,855,798 shares available for grant under its 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan and 2025 Equity Incentive Plan.
Stock Options
There were no stock options granted to employees during the three months ended March 31, 2026.
The following table summarizes stock option activity during the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2025	2,478,871	$20.47
Exercised	(28,709)	3.80
Forfeited	(176)	32.55
Expired	(16,302)	27.68
Stock options outstanding at March 31, 2026	2,433,684	20.62
Stock options exercisable at March 31, 2026	1,888,290	$22.47
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes restricted stock units, or RSUs, and performance restricted stock units, or PSUs, activity during the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs and PSUs outstanding at December 31, 2025	3,930,939	$15.54
RSUs granted	964,087	19.91
RSUs vested	(268,315)	13.72
RSUs forfeited	(141,627)	16.67
PSUs granted	546,500	20.42
PSUs vested	(118,304)	18.99
PSUs forfeited	(58,896)	18.73
RSUs and PSUs outstanding at March 31, 2026	4,854,384	$16.89
The Company granted PSUs under the stock incentive plans. The PSUs granted to employees include financial and operational vesting metrics to be met over a performance period of two years. The number of shares, based on expected performance achievement, underlying outstanding PSUs was 627,792 and 226,183 as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, the Company granted 546,500 PSUs (“2026 PSUs”) to employees with an aggregate grant date fair value of $11.2 million at target achievement. The 2026 PSUs provide for a performance period from February 1, 2026 through January 31, 2029 to achieve a defined performance metric. The percentage of 2026 PSUs eligible to vest will be determined based on the metric achieved during the performance period and may range from 0% to 200%. As of March 31, 2026, the achievement of the metric was probable, resulting in expense recognition of $1.7 million for the three months ended March 31, 2026. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2029. The PSU expense for the three months ended March 31, 2025 was $0.2 million related to PSUs granted in prior periods.
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
During the offering period in 2025 that ended on December 31, 2025, 61,866 shares were purchased pursuant to the ESPP for aggregate proceeds of $1.0 million from the issuance of such shares, which occurred on January 2, 2026.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three months ended March 31, 2026 and 2025, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of testing services	$265	$363
Cost of product	89	231
Cost of patient and digital solutions	134	220
Research and development	1,323	1,359
Sales and marketing	1,835	2,584
General and administrative	6,157	4,174
Total	$9,803	$8,931
As of March 31, 2026, unrecognized stock-based compensation expense related to stock options, RSUs, and PSUs was approximately $4.6 million, $41.3 million, and $11.9 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options, RSUs, and PSUs is expected to be recognized over a weighted-average period of 1.98 years, 2.15 years, and 2.58 years, respectively.
10. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On May 30, 2025, the Company’s Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of its common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of the Company's Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. There were no repurchases during the three months ended March 31, 2026. As of March 31, 2026, $12.2 million was available for future share repurchases under the May 2025 Repurchase Program.
Common Stock
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.
The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	March 31, 2026	December 31, 2025
Common stock options outstanding	2,433,684	2,478,871
RSUs and PSUs outstanding	4,854,384	3,930,939
Remaining shares reserved for issuance under the 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, and 2024 Equity Incentive Plan	1,855,798	3,188,940
Shares reserved under the Employee Stock Purchase Plan	613,740	541,706
Total	9,757,606	10,140,456
Preferred Stock
As of March 31, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2026 and December 31, 2025.

11. INCOME TAXES
The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to a change in valuation allowance, change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.
For the three months ended March 31, 2026, the Company recorded an income tax benefit of $32,012. For the three months ended March 31, 2025, the Company recorded an income tax expense of $0.1 million. The Company assesses the realizability of its net deferred tax assets by evaluating all available evidence, both positive and negative, including (i) cumulative results of operations in recent years, (ii) sources of recent losses, (iii) estimates of future taxable income, and (iv) the length of net operating loss carryforward periods. The Company believes that based on the history of its U.S. losses and other factors, the weight of available evidence indicates that it is more likely than not that it will not be able to realize its U.S. net deferred tax assets. The Company has also placed a valuation allowance on the net deferred tax assets of its Sweden operations. Accordingly, the U.S. and Sweden net deferred tax assets have been offset by a full valuation allowance.
12. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker, or CODM, or decision making group, whose function is to allocate resources to and assess the performance of the operating segments. The Company has identified its President and Chief Executive Officer as the CODM. In determining its reportable segments, the Company considered the markets and types of customers served and the products or services provided in those markets. The Company has determined that it has one operating segment and, therefore, one reportable segment.
Revenue by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenue by geographic regions (in thousands):

	Three Months Ended March 31,
	2026	2025
Testing services revenue
United States	$91,029	$61,438
Rest of World	369	483
	$91,398	$61,921
Product revenue
United States	$6,694	$6,507
Rest of World	3,652	4,303
	$10,346	$10,810
Patient and digital solutions revenue
United States	$15,923	$11,920
Rest of World	33	34
	$15,956	$11,954

Total revenue
Total United States	$113,646	$79,865
Total Rest of World	4,054	4,820
	$117,700	$84,685

The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	March 31, 2026	December 31, 2025
Long-lived assets:
United States	$32,748	$32,635
Rest of World	408	336
Total	$33,156	$32,971
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
The following table summarizes the reconciliation to net income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Testing services revenue	$91,398	$61,921
Product revenue	10,346	10,810
Patient and digital solutions revenue	15,956	11,954
Total revenue	117,700	84,685
Less:
Cost of testing services[1]	16,521	14,403
Cost of product[1]	4,233	4,943
Cost of patient and digital solutions[1]	11,412	7,344
Personnel cost	42,188	30,743
Professional and legal fees	7,912	10,192
Research materials and clinical trials expense	3,831	3,174
Depreciation and amortization expense	3,119	2,950
Stock-based compensation expense	9,767	8,931
Litigation settlement expense	600	5,360
Business development and portfolio optimization expense[2]	3,357	—
Other segment items[3]	13,860	9,781
Interest income, net	(1,909)	(2,783)
Segment and condensed consolidated net income (loss)	$2,809	$(10,353)
1 Cost of testing services, cost of product and cost of patient and digital solutions include depreciation expense.
2 Business development and portfolio optimization expense primarily includes legal, consulting, financial advisory, due diligence, and other transaction-related costs incurred in connection with business development activities and the sale of our lab product business.
3 Other segment items include the following: acquisition costs, software expenses, corporate expenses, rent and maintenance expense, travel and event related expense, and other expenses (income).
13. SUBSEQUENT EVENTS
Agreement to Divest Lab Products Business to EuroBio Scientific
On April 15, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Eurobio Scientific S.A. (“Eurobio”), pursuant to which, and subject to the terms and conditions set forth therein, the Company agreed to sell to Eurobio the shares of CareDx AB, a wholly-owned Swedish subsidiary of the Company, and certain assets relating to the Company’s kitted laboratory products business and related software (the “Business”) for $170 million in cash, subject to certain customary adjustments specified in the Purchase Agreement, including for working capital, cash and indebtedness.
The Business did not meet the criteria for assets held for sale as of March 31, 2026, and therefore remains presented as a component of continuing operations.
Agreement to Acquire Naveris
On April 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with Naveris, Inc., a Delaware corporation (“Naveris”), Nautilus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Naveris, pursuant to which, and subject to the terms and conditions set forth therein, Merger Sub will merge with and into Naveris, with Naveris continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Transaction”). Under the terms and subject to the conditions set forth in the Agreement and Plan of Merger, at the closing of the Transaction (the “Closing”), the Company will pay to Naveris’ equityholders an aggregate $160.0 million in cash, subject to certain customary adjustments specified in the Agreement and Plan of Merger, including for cash, indebtedness, transaction expenses and net working capital. Additionally, under the terms and subject to the conditions set forth in the Agreement and Plan of Merger, Naveris’ equityholders will be eligible to receive up to $100.0 million in additional cash consideration contingent upon the achievement of specified revenue-based milestones during the fiscal years ending December 31, 2026 and December 31, 2027. A portion of the closing consideration equal to $5.0 million will be deposited into an escrow account at the Closing to secure post-closing purchase price adjustments.
Share Repurchase Program
On April 24, 2026, the Board of Directors of the Company authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of our common stock over a period of up to two years, commencing on April 30, 2026. The April 2026 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission, or the SEC, on February 25, 2026.
Overview
We are a precision medicine company dedicated to improving outcomes for transplant patients and advancing organ health. We deliver solutions designed to empower clinicians and improve patient outcomes. Our integrated solutions include non-invasive molecular testing for heart, kidney, and lung transplants; laboratory products; digital health technologies; and patient solutions that support care before and after transplant. We are the leading provider of genomics-based information for transplant patients.
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
Highlights for the Three Months Ended March 31, 2026
•Revenue of $118 million, an increase of 39% year-over-year
•    Testing services revenue of $91 million, an increase of 48% year-over-year, and testing services volume of approximately 54,900, an increase of 17% year-over-year
•    Patient and digital solutions revenue of $16 million and lab product revenue of $10 million, representing year-over-year growth of 33% and a decline of 4%, respectively
•    Average revenue per test of approximately $1,660 including approximately $14 million in prior period revenue
•    Net income of $3 million, compared to net loss of $10 million for the first quarter of 2025
•    Cash flow from operations of $4 million
Financial Operations Overview
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
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 78% of our total revenue for each of the three months ended March 31, 2026, and 73% of our total revenue for the three months ended March 31, 2025. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 9% of our total revenue for the three months ended March 31, 2026, and 13% of our total revenue for the three months ended March 31, 2025. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at The Transplant Pharmacy, or TTP. Patient and digital solutions revenue represented 14% of our total revenue for the three months ended March 31, 2026, and 14% of our total revenue for the three months ended March 31, 2025.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
(In thousands)

	Three Months Ended March 31,
	2026	2025	Change	Change (%)
Revenue:
Testing services revenue	$91,398	$61,921	$29,477	48%
Product revenue	10,346	10,810	(464)	(4)%
Patient and digital solutions revenue	15,956	11,954	4,002	33%
Total revenue	117,700	84,685	33,015	39%
Operating expenses:
Cost of testing services	17,097	15,113	1,984	13%
Cost of product	4,834	5,586	(752)	(13)%
Cost of patient and digital solutions	11,698	7,716	3,982	52%
Research and development	21,416	18,524	2,892	16%
Sales and marketing	30,373	22,991	7,382	32%
General and administrative	30,484	22,769	7,715	34%
Litigation settlement expense	600	5,360	(4,760)	(89)%
Total operating expenses	116,502	98,059	18,443	19%
Income (loss) from operations	1,198	(13,374)	14,572	(109)%
Other income:
Interest income, net	1,909	2,784	(875)	(31)%
Other (expense) income, net	(330)	295	(625)	(212)%
Total other income	1,579	3,079	(1,500)	(49)%
Income (loss) before income taxes	2,777	(10,295)	13,072	(127)%
Income tax benefit (expense)	32	(58)	90	(155)%
Net income (loss)	$2,809	$(10,353)	$13,162	(127)%

Testing services revenue
Testing services revenue increased by $29.5 million, or 48%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by testing services volume growth of 17% as compared to the same period in 2025. The variance between revenue growth and volume growth was primarily driven by $17.7 million of increased net collections associated with tests performed and revenue recognized in prior periods under ASC 606, partially offset by a $3.4 million reduction in testing services revenue related to the recognition of refund reserves payable to third-party payors.
Product revenue
Product revenue decreased by $0.5 million, or 4%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to lower sales of our commercial NGS-based kitted solutions.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $4.0 million, or 33%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by higher pharmacy sales and growth in our digital solutions, particularly an expanded customer base from Ottr software.
Cost of testing services
Cost of testing services increased by $2.0 million, or 13%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.
Cost of product

Cost of product decreased by $0.8 million, or 13%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to lower sales and improved manufacturing efficiencies and lower costs resulting from favorable pricing terms negotiated with key manufacturers.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $4.0 million, or 52%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to an increase in the cost of goods from our pharmacy business.
Research and development
Research and development expenses increased by $2.9 million, or 16%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $2.8 million in personnel-related costs, $0.4 million in consulting and licensing expense, partially offset by a decrease of $0.3 million in software-related expenses.
Sales and marketing
Sales and marketing expenses increased by $7.4 million, or 32%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $5.4 million in personnel-related costs, $1.5 million in marketing expenses, $0.7 million in travel expenses and 0.2 million in software related expenses, partially offset by a decrease of $0.4 million in consulting expenses.
General and administrative
General and administrative expenses increased by $7.7 million, or 34%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $2.8 million in personnel-related costs, $2.0 million in stock-based compensation expense, $1.6 million in legal and consulting expenses and $1.3 million in software-related costs.
Litigation settlement expense
Litigation settlement expenses decreased by $4.8 million, or 89%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease in litigation settlement expense was mainly due to the settlement of $5.4 million related to the Securities Class Action lawsuit during the three months ended March 31, 2025, which was partially offset by a $0.6 million settlement related to the Derivative Actions Lawsuit during the three months ended March 31, 2026. For details over the aforementioned lawsuits, see Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
Interest income, net
Interest income, net decreased by $0.9 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in cash, cash equivalents and marketable securities.
Other (expense) income, net
Other (expense) income, net decreased by $0.6 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to foreign exchange losses during the period.
Income tax benefit (expense)
Income tax benefit (expense) increased by $0.1 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase is primarily attributable to a change in mixed profit (loss) across jurisdictions.

Cash Flows for the Three Months Ended March 31, 2026 and 2025
The following table summarizes the primary sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) :
Operating activities	$4,333	$(26,584)
Investing activities	11,059	1,325
Financing activities	(2,911)	(643)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,494	$(25,979)
Operating Activities
Net cash provided by operating activities consists of net loss, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the three months ended March 31, 2026 was $4.3 million. Net operating assets decreased by $14.6 million. Our noncash items primarily included $9.8 million in stock-based compensation expense, $3.9 million of depreciation and amortization expense, $1.4 million of amortization of right-of-use assets, $0.9 million of amortization of premium on short-term marketable securities, net and $0.1 million of loss on disposal of assets.
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
Investing Activities
For the three months ended March 31, 2026, net cash provided by investing activities of $11.1 million was primarily related to proceeds from maturities of marketable securities of $54.7 million, partially offset by purchases of marketable securities of $39.9 million, and $3.8 million related to additions of property and equipment.
For the three months ended March 31, 2025, net cash provided by investing activities of $1.3 million was primarily related to proceeds from maturities of marketable securities of $55.4 million, offset by purchases of marketable securities of $52.5 million, and $1.6 million related to additions of property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 of $2.9 million was primarily due to taxes paid related to net share settlements of restricted stock units of $2.5 million, and payment for contingent consideration of $1.5 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $1.0 million, and proceeds from exercise of stock options of $0.1 million.
Net cash used in financing activities for the three months ended March 31, 2025 of $0.6 million was primarily due to payment for contingent consideration of $1.5 million, offset by proceeds from issuances of common stock under our employee stock purchase plan of $0.9 million.
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations and had an accumulated deficit of $732.5 million at March 31, 2026. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $198.1 million and no debt outstanding.
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
Stock Repurchase Programs
On May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. There were no repurchases during the three months ended March 31, 2026. As of March 31, 2026, $12.2 million was available for future share repurchases under the May 2025 Repurchase Program. Additionally, on April 24, 2026, our Board of Directors authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of our common stock over a period of up to two years, commencing on April 30, 2026. The April 2026 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of March 31, 2026 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” respectively, included elsewhere in this Quarterly Report on Form 10-Q.
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

There were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three months ended March 31, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash, cash equivalents and marketable securities of $198.1 million at March 31, 2026, which consisted of bank deposits, money market funds, corporate debt securities and U.S. agency securities. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.0 million on our unaudited condensed consolidated balance sheets.
Foreign Currency Exchange Risk
We have operations in Sweden and sell to other countries throughout the world. As a result, we are subject to foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue is denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency is subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside of the U.S. and are denominated in Swedish Krona, Australian Dollar and the Euro, which are also subject to fluctuations due to changes in foreign currency exchange rates. An unfavorable 10% change in foreign currency exchange rates for our assets and liabilities denominated in foreign currencies at March 31, 2026, would have negatively impacted our unaudited condensed consolidated balance sheets for the three months ended March 31, 2026 by $0.1 million and would have negatively impacted our product and patient and digital solutions revenue by $0.4 million for the three months ended March 31, 2026. Currently, we do not have any near-term plans to enter into a formal hedging program to mitigate the effects of foreign currency volatility but may do so in the future if our exposure to foreign currencies should become more significant. We will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.
ITEM 4.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of March 31, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 8, Commitments and Contingencies, under the caption “Litigation and Indemnification Obligations”, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before investing in our common stock. These disclosures reflect management’s beliefs and opinions as to factors that could materially and adversely affect the Company and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of losses, and we expect to incur net losses for the next several years.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses for the next several years. For the three months ended March 31, 2026, our net income was $2.8 million and for the three months ended March 31, 2025, our net loss was $10.4 million. As of March 31, 2026, we had an accumulated deficit of $732.5 million. Although we reported net income of $2.8 million for the three months ended March 31, 2026, we have not consistently achieved profitability and there can be no assurance that we will be able to sustain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
For the three months ended March 31, 2026, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung represented 35% of testing services revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all. For example, on December 30, 2024, we received a CPT code for our AlloSure Kidney, AlloSure Heart and AlloSure Lung tests (PLA Code 0540U), which subjects such tests to a repricing process. On November 25, 2025, CMS issued a final determination to cross-walk AlloSure (0540U) to CPT code 0493U. As a result, PLA Code 0540U was listed on the Clinical Laboratory Fee Schedule effective January 1, 2026 at approximately $2,753. The new reimbursement rate represents an $88 decrease to the previous pricing for our AlloSure Kidney test, and no change to the pricing for AlloSure Heart and AlloSure Lung tests.
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
Our past revenue growth rates may not be indicative of future growth, we may not grow at all, and revenue may decline.
From 2024 to 2025, our revenue increased from $333.8 million to $379.8 million, which represents an increase of 14%. From the three months ended March 31, 2025 to the three months ended March 31, 2026, our revenue increased from $84.7 million to $117.7 million, which represents an increase of $33.0 million or 39%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
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
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $198.1 million and an accumulated deficit of $732.5 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
In 2023, we received FDA approval for an updated AlloMap that uses a real-time PCR platform from Roche and we are able to switch to that analytical platform and reduce reliance on the ABI 7900. We believe that there are relatively few suppliers other than Thermo Fisher, Roche, Illumina, Becton, Dickinson and Company and Qiagen N.V. that are currently capable of supplying the instruments, reagents and other supplies necessary for our current products and services. Even if we were to identify secondary suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Thermo Fisher, Becton, Dickinson and Company or Avantor, or Avantor encounters delays or difficulties in securing from Qiagen N.V., including as a result of impacts on their respective businesses due to the ongoing conflict between Ukraine and Russia, the global impact of restrictions and sanctions imposed on Russia, the Israel-Hamas war, and ongoing conflicts in Iran and the Middle East, the quality and quantity of reagents, supplies or instruments that we require for our current products and services or other solutions we develop, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. Clinicians and customers who order our current products and services rely on the continued and timely availability of our products and services. If we are unable to provide results within a timely manner, clinicians may elect not to use our products or services in the future and our business and operating results could be harmed.
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

The occurrence of any one of the above could harm our business and, consequently, our revenues and results of operations. Our expanding international operations could be affected by changes in laws, trade regulations and tariffs, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of our current and future products and solutions, as well as by inter-governmental disputes. As of the date of this Quarterly Report on Form 10-Q, tariffs on imports from Canada, China, Mexico and numerous other countries have been implemented, and significant retaliatory tariffs have been enacted in response to such actions. The scope, duration and ultimate impact of these tariffs remain uncertain, and additional tariffs or trade restrictions may be imposed or expanded. In light of these events, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.
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

We are incorporating, and may in the future further incorporate, artificial intelligence, or AI, technologies into some of our internal processes and certain products and solutions. These technologies may present business, compliance, product and reputational risks.

We currently use artificial intelligence, or AI, in certain of our products and solutions and in certain internal processes to increase employee efficiency and productivity and to optimize software and algorithm development, and we may further expand our use of AI, including in additional products, in the future. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the healthcare sector, our competitive position and business results may suffer. Additionally, our competitors and other third parties may incorporate AI into their operations, products and processes more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

At the same time, use of AI has recently become the subject of significant media attention and political debate. As we integrate or consider integrating AI—including generative AI—into new or existing offerings, we may face new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, our business, operating results and financial condition. AI-enabled features may not perform as intended, may produce inaccurate, deficient, misleading or otherwise flawed outputs, or may reflect unintended biases and discriminatory outcomes. In a healthcare context, such issues could negatively impact clinicians, patients and our customers, require additional validation, human oversight and post‑market monitoring, result in product complaints or recalls, and expose us to product liability and professional liability claims. In addition, laws, regulations or industry standards governing AI use are evolving and may be burdensome or restrict our ability to develop, deploy or update AI in our products or processes, including potential frameworks for AI/ML‑enabled medical device software in the United States and the EU AI Act, as well as emerging U.S. federal, state and local rules.

We use AI technologies from third parties, which may include licensed and open source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternative AI technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The evolving legal, regulatory, and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use. Changes to or disruptions with third‑party AI providers, including model deprecation, performance issues or restrictive terms, could also disrupt, degrade or increase the cost of offerings that incorporate such technologies.
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
Many of the countries in which we operate, including the U.S. and several of the members of the European Union have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; the imposition of trade barriers such as tariffs (and judicial uncertainty about their enforceability), quotas, trade wars, preferential bidding or import or export licensing requirements; increased inflation globally and in the U.S. in particular; liquidity concerns at financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
The integration of any businesses or assets we may acquire will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination or integration and any other businesses or assets we have or may acquire, which includes, with respect to Ottr, the complementary Ottr software, with respect to XynManagement, XynQAPI, TransChart and MedActionPlan, as well as TTP, and HLA Data Systems services and technologies, and in each case the benefits of any significant cross-selling opportunities. If we are not able to achieve the anticipated strategic benefits of any such combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.
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
In the first quarter of 2025, we received a second UPIC records request with which we complied.In the second quarter of 2025, the UPIC notified us that it had received the medical records we provided in connection with such request and concluded that no further information was necessary at that time. The UPIC identified no overpayment in connection with the second request and thanked us for our cooperation.
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
•HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. For violations assessed after July 3, 2025, the minimum FCA penalty increased from $13,946 to $14,308 per claim and the maximum penalty increased from $27,894 to $28,619 per claim. We previously received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. As previously reported, the SEC has concluded its investigation and does not intend to recommend an enforcement action against us, and the DOJ declined to intervene in the related qui tam action and has closed its investigation with no finding of wrongdoing. A private relator has continued to pursue the qui tam action, which the Company is vigorously defending. We previously received a request for information from a separate state regulatory agency and may receive additional requests for information from the DOJ, the SEC or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the prior SEC subpoena, or the state regulatory agency information request raised any issues regarding the safety or clinical utility of any of our products or services. Although the DOJ and SEC investigations have concluded, we cannot predict the outcome of the pending qui tam action or any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. Any of the foregoing consequences could seriously harm our business and our financial results.
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
As of March 31, 2026, we had seven issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between August 2027 and May 2035. In addition, we had four U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041.
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
We store sensitive intellectual property and other proprietary business information, including that of our customers, employees, payers and collaboration partners. We manage applications and data across on-site, managed, and cloud-based environments, which include business critical research and development, commercial, business, and financial information. We also use a third-party billing software to collect and store sensitive data, including protected health information, or PHI, credit card information and personal data about our customers, payers, recipients and collaboration partners. A data breach or loss of data could have a material adverse effect on our operations, including the potential for material fines and business interruption.

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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2026 to March 31, 2026, our closing stock price ranged from $16.43 to $21.02 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
On May 30, 2025, our Board of Directors authorized the May 2025 Repurchase Program, which provides for the repurchase of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025. Additionally, on April 24, 2026, our Board of Directors authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of our common stock over a period of up to two years, commencing on April 30, 2026. The May 2025 Repurchase Program and April 2026 Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans and block trades and in privately negotiated transactions. Any repurchase of shares of our common stock under the May 2025 Repurchase Program or April 2026 Repurchase Program will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. In addition, on August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which, among other things, imposes an excise tax of 1% tax on the fair market value of net stock repurchases. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing shares of our common stock.
During the three months ended March 31, 2026, we did not repurchase any shares of our common stock under the May 2025 Repurchase Program. As of March 31, 2026, $12.2 million was available for future share repurchases under the May 2025 Repurchase Program.
In the event we make any additional stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board of Directors may modify or amend the May 2025 Repurchase Program, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.

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
As a public company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Pursuant to Section 404, we are required to, among other things, file a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. While we were able to determine that our disclosure controls and procedures and internal control over financial reporting were effective as of March 31, 2026, we anticipate that we will continue to expend resources, including accounting-related costs and significant management oversight to continue to improve our internal control over financial reporting.

As discussed in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, a material weakness existed in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. As previously disclosed, we did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, that resulted in immaterial corrected errors in the reporting of stock-based compensation expense for the year ended December 31, 2024 and determined that this control deficiency constituted a material weakness in our internal control over financial reporting. We successfully remediated the material weakness during the year ended December 31, 2025.
If we experience additional material weaknesses, are otherwise unable to maintain an effective system of internal control over financial reporting in the future, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we may not be able to accurately or timely report our financial condition or results of operations or prevent fraud, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and, as a result, the value of our common stock.
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
Any such failure could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures, a decline in our stock price, suspension or delisting of our common stock from the Nasdaq Global Market, SEC investigations, civil or criminal sanctions, an inability to access the capital and commercial lending markets, defaults under our debt and other agreements or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the settlement and vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value as required under applicable tax rates. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2026 - January 31, 2026
Stock Repurchase Program (1)	—	—	—	$12.2
Employee Transactions (1)	13,020	$18.73	N/A	N/A
February 1, 2026 - February 28, 2026
Stock Repurchase Program (1)	—	$—	—	$12.2
Employee Transactions (1)	107,334	$20.02	N/A	N/A
March 1, 2026 - March 31, 2026
Stock Repurchase Program (1)	—	$—	—	$12.2
Employee Transactions (1)	5,399	$18.11	N/A	N/A
Total
Stock Repurchase Program (1)	—	$—	—	$12.2
Employee Transactions (1)	125,753	$19.81	N/A	N/A

(1) Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws of CareDx, Inc. effective December 12, 2025.

4.1(5)	Form of Registrant’s common stock certificate.

10.1#*	Separation and Release Agreement, dated February 25, 2026, by and between CareDx, Inc. and Nathan Smith.

10.2	Purchase Agreement, dated April 15, 2026 by and between CareDx, Inc. and Eurobio Scientific S.A..

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 15, 2025.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: April 28, 2026	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)