Form 10-Q
period 2026-06-30
CareDx, Inc.
filed 2026-07-30
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
There were 51,734,223 shares of the registrant’s Common Stock issued and outstanding as of July 27, 2026.

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
•our ability to realize the expected benefits of the sale of our lab products business;
•our ability to successfully integrate Naveris, Inc. and realize the expected strategic and financial benefits of the acquisition;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$373,636	$65,429
Marketable securities	—	111,779
Accounts receivable	34,377	42,628
Inventory	6,982	26,705
Prepaid and other current assets	14,228	10,591
Total current assets	429,223	257,132
Property and equipment, net	26,838	32,971
Operating lease right-of-use assets	16,203	22,760
Marketable securities, non-current	—	24,165
Intangible assets, net	18,556	31,960
Goodwill	35,968	40,336
Restricted cash	521	551
Other assets	5,679	3,353
Total assets	$532,988	$413,228
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,493	$9,988
Accrued compensation	34,571	38,107
Accrued and other liabilities	49,634	41,754
Total current liabilities	93,698	89,849
Deferred tax liability	86	181
Operating lease liabilities, less current portion	13,200	19,679
Other liabilities	406	418
Total liabilities	107,390	110,127
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 51,482,536 and 50,916,644 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	51	50
Additional paid-in capital (Note 2)	930,993	927,457
Accumulated other comprehensive loss	—	(5,515)
Accumulated deficit (Note 2)	(505,446)	(618,891)
Total stockholders’ equity	425,598	303,101
Total liabilities and stockholders’ equity	$532,988	$413,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Testing services revenue	$99,927	$62,033	$191,325	$123,954
Product revenue	12,791	11,833	23,137	22,643
Patient and digital solutions revenue	19,230	12,813	35,186	24,767
Total revenue	131,948	86,679	249,648	171,364
Operating expenses:
Cost of testing services	15,918	15,406	33,015	30,519
Cost of product	4,342	4,981	9,176	10,567
Cost of patient and digital solutions	14,706	8,271	26,404	15,987
Research and development	22,376	16,830	43,792	35,354
Sales and marketing	33,441	24,279	63,814	47,270
General and administrative	40,908	27,683	71,392	50,452
Gain on sale of lab products business	(112,966)	—	(112,966)	—
Litigation settlement expense	—	350	600	5,710
Total operating expenses	18,725	97,800	135,227	195,859
Income (loss) from operations	113,223	(11,121)	114,421	(24,495)
Other income:
Interest income, net	1,735	2,364	3,644	5,148
Other (expense) income, net	(440)	72	(770)	367
Total other income	1,295	2,436	2,874	5,515
Income (loss) before income taxes	114,518	(8,685)	117,295	(18,980)
Income tax (expense) benefit	(3,882)	117	(3,850)	59
Net income (loss)	$110,636	$(8,568)	$113,445	$(18,921)
Net income (loss) per share (Note 3):
Basic	$2.15	$(0.16)	$2.21	$(0.35)
Diluted	$2.07	$(0.16)	$2.13	$(0.35)
Weighted-average shares used to compute net income (loss) per share:
Basic	51,469,375	54,304,754	51,311,462	54,781,601
Diluted	53,422,523	54,304,754	53,320,018	54,781,601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$110,636	$(8,568)	$113,445	$(18,921)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	6,272	976	5,515	2,456
Comprehensive income (loss)	$116,908	$(7,592)	$118,960	$(16,465)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025, as previously reported	50,916,644	$50	$1,043,925	$(5,515)	$(735,359)	$303,101
Cumulative effect of retrospective adoption of ASU 2025-12 (Note 2)	—	—	(116,468)	—	116,468	—
Balance at December 31, 2025, as adjusted	50,916,644	50	927,457	(5,515)	(618,891)	303,101
Issuance of common stock under employee stock purchase plan	61,866	—	991	—	—	991
RSU settlements, net of shares withheld	265,940	1	(2,511)	—	—	(2,510)
Issuance of common stock for services	1,492	—	25	—	—	25
Issuance of common stock for cash upon exercise of stock options	28,709	—	109	—	—	109
Employee stock-based compensation expense	—	—	9,767	—	—	9,767
Foreign currency translation adjustment, net of tax	—	—	—	(757)	—	(757)
Net income	—	—	—	—	2,809	2,809
Balance at March 31, 2026	51,274,651	$51	$935,838	$(6,272)	$(616,082)	$313,535
Issuance of common stock under employee stock purchase plan	92,553	—	1,506	—	—	1,506
Repurchase and retirement of common stock (Note 2)	(569,569)	(1)	(12,231)	—	—	(12,232)
RSU settlements, net of shares withheld	574,425	1	(6,017)	—	—	(6,016)
Issuance of common stock for services	1,981	—	37	—	—	37
Issuance of common stock for cash upon exercise of stock options	108,495	—	1,245	—	—	1,245
Employee stock-based compensation expense	—	—	10,615	—	—	10,615
Foreign currency translation adjustment, net of tax	—	—	—	6,272	—	6,272
Net income	—	—	—	—	110,636	110,636
Balance at June 30, 2026	51,482,536	$51	$930,993	$—	$(505,446)	$425,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024, as previously reported	54,771,203	$51	$1,013,193	$(8,569)	$(626,242)	$378,433
Cumulative effect of retrospective adoption of ASU 2025-12 (Note 2)	—	—	(28,705)	—	28,705	—
Balance at December 31, 2024, as adjusted	54,771,203	51	984,488	(8,569)	(597,537)	378,433
Issuance of common stock under employee stock purchase plan	66,747	—	873	—	—	873
RSU settlements, net of shares withheld	482,874	—	(3,065)	—	—	(3,065)
Issuance of common stock for services	856	—	21	—	—	21
Issuance of common stock for cash upon exercise of stock options	141,050	—	3,049	—	—	3,049
Employee stock-based compensation expense	—	—	8,911	—	—	8,911
Foreign currency translation adjustment, net of tax	—	—	—	1,480	—	1,480
Net loss	—	—	—	—	(10,353)	(10,353)
Balance at March 31, 2025	55,462,730	$51	$994,277	$(7,089)	$(607,890)	$379,349
Issuance of common stock under employee stock purchase plan	84,234	1	1,398	—	—	1,399
Repurchase and retirement of common stock (Note 2)	(3,031,533)	(2)	(49,998)	—	—	(50,000)
RSU settlements, net of shares withheld	603,164	1	(6,240)	—	—	(6,239)
Issuance of common stock for services	967	1	20	—	—	21
Issuance of common stock for cash upon exercise of stock options	100,561	1	1,028	—	—	1,029
Employee stock-based compensation expense	—	—	9,403	—	—	9,403
Foreign currency translation adjustment, net of tax	—	—	—	976	—	976
Net loss	—	—	—	—	(8,568)	(8,568)
Balance at June 30, 2025	53,220,123	$53	$949,888	$(6,113)	$(616,458)	$327,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$113,445	$(18,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	20,457	18,355
Depreciation and amortization	6,710	7,322
Amortization of right-of-use assets	2,656	2,671
Loss on disposal of asset	210	—
Gain on sale of lab products business	(112,966)	—
Revaluation of contingent consideration to estimated fair value	—	547
Amortization of premium and accretion of discount on marketable securities, net	1,414	562
Other	66	(7)
Changes in operating assets and liabilities:
Accounts receivable	(38)	(2,336)
Inventory	1,926	(6,741)
Prepaid and other assets	(8,379)	(4,170)
Operating leases liabilities, net	(2,963)	(2,953)
Accounts payable	859	1,625
Accrued compensation	(621)	(19,303)
Accrued and other liabilities	11,218	5,544
Deferred revenue	943	1,116
Net cash provided by (used in) operating activities	34,937	(16,689)
Investing activities:
Purchases of marketable securities	(39,850)	(67,280)
Maturities of marketable securities	59,744	94,639
Sales of marketable securities	114,636	—
Purchase of long term investment	(2,000)	—
Proceeds from sale of lab products business, net	164,792	—
Additions of property and equipment	(5,677)	(2,637)
Net cash provided by investing activities	291,645	24,722
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	2,497	2,272
Taxes paid related to net share settlement of restricted stock units	(8,528)	(9,304)
Proceeds from exercise of stock options	1,354	4,078
Payment of contingent consideration	(1,500)	(1,500)
Repurchase and retirement of common stock	(12,232)	(50,000)
Net cash used in financing activities	(18,409)	(54,454)
Effect of exchange rate changes on cash and cash equivalents	4	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash	308,177	(46,511)
Cash, cash equivalents and restricted cash at beginning of period	65,980	115,274
Cash, cash equivalents and restricted cash at end of period	$374,157	$68,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
CareDx, Inc. (“CareDx” or the “Company”), together with its subsidiaries, is a precision medicine company dedicated to advancing care in transplant, specialty oncology, and cell therapy. The Company delivers solutions designed to empower clinicians and improve patient outcomes. The Company’s portfolio spans non-invasive molecular testing, clinical practice management software, AI-powered data and analytics tools, and patient support solutions designed to connect diagnostic insight, clinical workflow, and patient engagement to help improve patient outcomes. The Company’s headquarters are in Brisbane, California. It operates laboratories in California, North Carolina and Massachusetts. It maintains pharmacies in Mississippi, Louisiana, and Georgia.

The Company’s commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA (“dd-cfDNA”) solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined use of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. The Company’s commercially available specialty oncology service is NavDx®, a blood-based test that detects and monitors human papillomavirus (“HPV”)-mediated cancers — including head, neck, and anal cancers — from diagnosis through post-treatment molecular residual disease (“MRD”) surveillance. The Company has initiated several clinical studies to generate data on its existing and planned future testing services. The Company has signed multiple biopharma research partnerships for AlloCell, a surveillance solution that monitors the level of engraftment and persistence of allogeneic cells for patients who have received cell therapy. The Company also provides digital and patient solutions, including clinical practice management software, data and analytics tools, and patient support offerings.
Sale of Lab Products Business
On April 15, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Eurobio Scientific S.A. (“Eurobio”) to sell Eurobio the shares of CareDx AB, the Company's wholly-owned Swedish subsidiary, and certain assets related to the Company’s kitted laboratory products business and related software (collectively, the “products business”).
The transaction closed on June 30, 2026 and the Company received cash proceeds of approximately $171.7 million, reflecting the base purchase price of $170.0 million, as adjusted for estimated working capital, cash, and other adjustments, subject to finalization of customary post-closing purchase price adjustments, excluding transaction costs. During the three and six months ended June 30, 2026, the Company recognized a gain on sale of lab products business of approximately $113.0 million, measured as the consideration received less the carrying amount of the net assets transferred to Eurobio or otherwise derecognized (including $4.4 million of goodwill allocated to the products business, which reduced the gain on sale), net of transaction costs of approximately $4.8 million. The foreign currency translation adjustment relates to the reclassification adjustment for accumulated foreign currency translation impacts from the sale of the foreign entities and is included in the gain on sale of lab products business. The gain on sale of lab products business is presented within operating expenses in the unaudited condensed consolidated statements of operations.
The products business was a component of the Company’s operations. The Company evaluated the sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, and concluded that the transaction did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. Accordingly, the historical operating results of the products business continue to be reported within continuing operations for all periods presented.
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
Certain reclassifications have been made to prior period amounts to conform to current period presentations. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to transaction price estimates used for testing services revenue; accrued expenses for clinical studies; inventory valuation; the grant date fair value assumptions used to estimate stock-based compensation expense; income taxes; impairment of long-lived assets and indefinite-lived assets (including goodwill); gain on sale of lab products business, including estimated post-closing purchase price adjustments; and legal contingencies. Actual results could differ from those estimates.
For the three and six months ended June 30, 2026, the Company recognized $18.0 million and $35.6 million, respectively, in revenue for tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established. For the three and six months ended June 30, 2026, testing services revenue was reduced by $2.4 million and $5.8 million, respectively, due to an increase in the refunds reserve to third-party payers.
For the three and six months ended June 30, 2025, the Company reduced revenue by $3.8 million and $4.9 million, respectively, for tests performed in prior periods. The reductions reflected a change in estimate and constraint of variable consideration under ASC 606.
Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended June 30, 2026 and 2025, approximately 30% and 34%, respectively, of total revenue was derived from Medicare. For the six months ended June 30, 2026 and 2025, approximately 29% and 36%, respectively, of total revenue was derived from Medicare.
As of June 30, 2026 and December 31, 2025, approximately 21% and 21%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either June 30, 2026 or December 31, 2025.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires entities to disaggregate certain costs and expenses into specific categories and by relevant expense caption in the statement of operations. This guidance will be effective for the Company’s annual disclosures for the fiscal year ending December 31, 2027 and for interim period disclosures beginning in the fiscal year ending December 31, 2028. The Company is currently evaluating the potential impact of the new standard on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. Amendments to all other ASC topics may be applied prospectively or retrospectively. Early adoption is permitted. Other than Issue 10 of ASU 2025-12, which the Company early adopted as discussed under Recently Adopted Accounting Guidance, the Company is currently evaluating the remaining provisions of this ASU and does not expect them to have a material impact on its consolidated financial statements.
Recently Adopted Accounting Guidance
In December 2025, the FASB issued Accounting Standards Update No. 2025-12, “Codification Improvements,” which addresses stakeholders’ feedback on the Accounting Standards Codification and makes other incremental improvements to generally accepted accounting principles. Specifically, Issue 10 of ASU 2025-12 added a clarification within ASC 505-30 to provide a policy election to permit the excess of repurchase price over par value in a stock repurchase transaction to be accounted for entirely as a reduction in additional paid-in capital when the repurchased shares are retired, provided that such reduction does not cause additional paid-in capital to become negative.

The Company early adopted Issue 10 of ASU 2025-12 during the quarter ended June 30, 2026, applying the amendments retrospectively to the beginning of the earliest period presented. Management believes that presenting the excess of repurchase price over par value entirely as a reduction to additional paid-in capital, as explicitly permitted by ASU 2025-12, is preferable because it enhances comparability with other entities in this industry applying the same guidance and provides a clearer presentation of the components of stockholders' equity. As a result, the Company retrospectively adjusted additional paid-in capital and accumulated deficit for all periods presented.

This adjustment resulted in a reclassification of $116.5 million between additional paid-in capital and accumulated deficit as of the beginning of fiscal year 2026, with no effect on total stockholders’ equity for that period. The cumulative effect of the change on accumulated deficit as of the beginning of fiscal year 2025 was an increase of $28.7 million, with a corresponding offsetting decrease to additional paid-in capital, and no effect on total stockholders’ equity.

3. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share have been computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period.
For the three and six months ended June 30, 2026, common share equivalents have been included in the calculation of diluted net income per share.
For the three and six months ended June 30, 2025, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) used to compute basic and diluted net income (loss) per share	$110,636	$(8,568)	$113,445	$(18,921)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	51,469,375	54,304,754	51,311,462	54,781,601
Effects of dilutive shares	1,953,148	—	2,008,556	—
Weighted-average shares used to compute diluted net income (loss) per share	53,422,523	54,304,754	53,320,018	54,781,601

Net income (loss) per share:
Basic	$2.15	$(0.16)	$2.21	$(0.35)
Diluted	$2.07	$(0.16)	$2.13	$(0.35)
The following potentially dilutive securities have been excluded from diluted net income (loss) per share as of June 30, 2026 and 2025 because their effect would be antidilutive:

	As of June 30,
	2026	2025
Shares of common stock subject to outstanding options	1,152,560	2,755,712
Restricted stock units and performance restricted stock units	141,659	4,289,235
Total common stock equivalents	1,294,219	7,044,947
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

The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$—	$—
Long-term liabilities:
Contingent consideration	—	—	161	161
Total	$—	$—	$161	$161

	December 31, 2025
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$21,435	$—	$—	$21,435
Total	$21,435	$—	$—	$21,435
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,617	$1,617
Long-term liabilities:
Contingent consideration	—	—	161	161
Total	$—	$—	$1,778	$1,778
The following table presents the changes in estimated fair value and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2025	$1,778
Adjustment to contingent consideration	(117)
Payments related to contingent consideration	(1,500)
Balance as of June 30, 2026	$161
In determining fair value, the Company uses various valuation approaches within the fair value measurement framework. The valuation methodologies used for the Company’s instruments measured at fair value and their classification in the valuation hierarchy are summarized below:
•Money market funds – Investments in money market funds are classified within Level 1. Money market funds are valued at the closing price using the fund’s net asset value reported by the fund sponsor, utilizing actively traded exchange information. As of December 31, 2025, money market funds were included as cash and cash equivalents in the condensed consolidated balance sheets.
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration relates to asset acquisitions and business combinations. The Company recorded the estimate of the fair value of the contingent consideration based on its evaluation of the probability of the achievement of the contractual conditions that would result in the payment of the contingent consideration. Contingent consideration was estimated using the fair value of the milestones to be paid if the contingency is met based on management’s estimate of the probability of success and projected revenues for revenue-based considerations at discounted rates of 7% at June 30, 2026 and 7% at December 31, 2025. The significant input in the Level 3 measurement that is not supported by market activity is the Company’s probability assessment of the achievement of the milestones. The value of the liability is subsequently remeasured to fair value at each reporting date, and the change in estimated fair value is recorded as income or expense within operating expenses in the condensed consolidated statements of operations until the milestones are paid, expire or are no longer achievable. Increases or decreases in the estimation of the probability percentage result in a directionally similar impact on the fair value measurement of the contingent consideration liability. The carrying amount of the contingent consideration liability represents its fair value.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$373,636	$68,212
Restricted cash	521	551
Total cash, cash equivalents and restricted cash at the end of the period	$374,157	$68,763
Marketable Securities
The Company held no marketable securities as of June 30, 2026. As of December 31, 2025, the Company had $135.9 million of marketable securities, which were classified as held-to-maturity and carried at amortized cost.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or upon the identification of triggering events that would more likely than not reduce the fair value of goodwill below its carrying amount.
On June 30, 2026, the Company completed the sale of its lab products business (see Note 1 to these financial statements). In accordance with ASC 350-20, the Company allocated $4.4 million of goodwill to the divested business based on the relative fair values of the business disposed of and the portion of the reporting unit retained. This amount was derecognized upon closing and included in the net assets sold in determining the gain on sale of lab products business. The Company evaluated the goodwill balance in the retained reporting unit for impairment indicators and no impairment was identified.
The following table presents changes in the carrying amount of goodwill for the six months ended June 30, 2026 (in thousands):

Goodwill
Balance as of December 31, 2025	$40,336
Goodwill derecognized upon sale of lab products business	(4,368)
Balance as of June 30, 2026	$35,968

Intangible Assets
The following table presents details of the Company’s intangible assets as of June 30, 2026 (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$7,385	$(4,866)	$—	$2,519	4.7
Customer relationships	12,551	(5,329)	—	7,222	7.6
Commercialization rights	11,579	(7,654)	—	3,925	3.1
Trademarks and tradenames	2,600	(1,203)	—	1,397	6.9
Total intangible assets with finite lives	34,115	(19,052)	—	15,063
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$37,608	$(19,052)	$—	$18,556
The following table presents details of the Company’s intangible assets as of December 31, 2025 (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$36,517	$(24,127)	$(2,203)	$10,187	5.8
Customer relationships	25,581	(12,413)	(1,639)	11,529	7.1
Commercialization rights	11,579	(7,022)	—	4,557	3.6
Trademarks and tradenames	4,860	(2,434)	(232)	2,194	6.6
Total intangible assets with finite lives	78,537	(45,996)	(4,074)	28,467
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$82,030	$(45,996)	$(4,074)	$31,960
In connection with the sale of the lab products business completed on June 30, 2026 (see Note 1 to these financial statements), the Company derecognized intangible assets, consisting primarily of acquired and developed technology, customer relationships and trademarks. These assets were included in the net assets sold in determining the gain on sale of lab products business. Estimated future amortization expense presented below reflects only intangible assets retained by the Company.
As of June 30, 2026, the Company did not identify any impairment indicators suggesting that the carrying value of the intangible assets was not recoverable.
The following table summarizes the Company’s amortization expense of finite-lived intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of testing services	$202	$346	$513	$693
Cost of product	—	442	512	854
Cost of patient and digital solutions	153	153	305	305
Sales and marketing	174	648	817	1,276
Total	$529	$1,589	$2,147	$3,128
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of June 30, 2026 (in thousands):

Years Ending December 31,	Total
Remainder of 2026	$1,577
2027	3,143
2028	3,143
2029	2,428
2030	1,444
Thereafter	3,328
Total future amortization expense	$15,063
7. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$3,049	$9,804
Work in progress	—	3,740
Raw materials	3,933	13,161
Total inventory	$6,982	$26,705
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical studies	$11,668	$12,356
Refunds reserve	9,531	3,500
Professional fees	6,091	4,988
Short-term lease liability	6,047	6,515
Deferred revenue	5,547	4,653
Other accrued expenses	10,750	9,742
Total accrued and other liabilities	$49,634	$41,754

8. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements at various locations which include Brisbane, California; West Chester, Pennsylvania; Flowood, Mississippi; Omaha, Nebraska; Fremantle, Australia; and Stockholm, Sweden. Effective June 30, 2026, the Australia and Sweden leases were transferred as part of the sale of the lab products business (see Note 1 to these financial statements). Accordingly, the Company derecognized operating lease right-of-use assets and related operating lease liabilities, which were included in the net assets sold in determining the gain on sale of lab products business.
The Company’s facility leases expire at various dates through 2033. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of June 30, 2026, the carrying value of the right-of-use asset was $16.2 million. The related current and non-current lease liabilities as of June 30, 2026 were $6.0 million and $13.2 million, respectively. The current and non-current lease liabilities are included in accrued and other liabilities and operating lease liabilities, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,840	$1,837	$3,673	$3,664

	June 30, 2026	December 31, 2025
Other information:
Weighted-average remaining lease term - Operating leases (in years)	3.45	4.02
Weighted-average discount rate - Operating leases (%)	6.9%	7.0%
Maturities of operating lease liabilities as of June 30, 2026 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2026	$3,554
2027	7,227
2028	6,525
2029	1,606
2030	794
Thereafter	1,715
Total lease payments	21,421
Less imputed interest	(2,174)
Present value of future minimum lease payments	19,247
Less operating lease liability, current portion	(6,047)
Operating lease liability, long-term portion	$13,200
As of June 30, 2026, the Company’s leases had remaining terms of 0.39 years to 6.59 years, some of which include options to extend the lease term.

The following table summarizes the supplemental cash flow information related to leases for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,568	$1,484	$3,121	$2,978
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
Natera
In response to the Company’s false advertising suit filed against Natera Inc., or Natera, on April 10, 2019, Natera filed a counterclaim against the Company on February 18, 2020, in the U.S. District Court for the District of Delaware, or the Court, alleging the Company made false and misleading claims about the performance capabilities of AlloSure. The suit seeks injunctive relief and unspecified monetary relief. On September 30, 2020, Natera requested leave of Court to amend its counterclaims to include additional allegations regarding purportedly false claims the Company made with respect to AlloSure, and the Court granted Natera’s request. The trial commenced on March 7, 2022 and concluded on March 14, 2022, with the jury finding that Natera violated the Lanham Act by falsely advertising the scientific performance of its Prospera transplant test and awarding the Company $44.9 million in damages, comprised of $21.2 million in compensatory damages and $23.7 million in punitive damages. In July 2023, the Court upheld and reaffirmed the March 2022 jury verdict but did not uphold the monetary damages awarded by the jury. In August 2023, the Court issued an injunction prohibiting Natera from making the claims the jury previously found to be false advertising. Both parties appealed. On October 8, 2024, the U.S. Court of Appeals for the Third Circuit remanded the case to make additional findings. On December 23, 2024, the Court issued an order concluding that there was sufficient evidence to support the jury’s findings of falsity on eight advertisements by Natera. Following the decision, the parties submitted additional briefing to the Court. On August 28, 2025, the U.S. Court of Appeals for the Third Circuit issued a decision affirming the District Court’s findings on both liability and damages. On September 25, 2025, the Company filed a petition for panel rehearing or rehearing en banc of the Court’s damages decision. On October 10, 2025, the Third Circuit denied the petition. On February 9, 2026, the Company filed a petition for Supreme Court review. On June 1, 2026, the U.S. Supreme Court denied the Company’s petition for a writ of certiorari, leaving the Third Circuit’s decision in place. The Company did not record a receivable or a gain from the judgment as the amount was not yet realized.
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

On May 13, 2022, Natera filed two new complaints alleging that AlloSure infringes Natera’s U.S. Patents 10,655,180 and 11,111,544. These two cases were consolidated with the patent infringement case on June 15, 2022. On May 17, 2022, Natera agreed to dismiss the case alleging infringement of Natera’s U.S. Patent 10,526,658. On July 6, 2022, the Company moved to dismiss the rest of Natera’s claims. On September 6, 2022, the Company withdrew its motion to dismiss. On December 11, 2023, the Court dismissed the case alleging infringement of Natera’s U.S. Patent 10,597,724. Natera appealed that decision. On March 13, 2024, the Federal Circuit dismissed Natera’s appeal after Natera failed to file its brief and other required papers. On May 30, 2024, Natera filed a second notice of appeal of the dismissal of U.S. Patent 10,597,724. On June 19, 2024, the Company moved to dismiss Natera’s appeal. On September 11, 2024, the Federal Circuit denied that motion.
On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera’s U.S. Patent 10,655,180 but did infringe Natera’s U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera’s U.S. Patent 11,111,544 expires in September 2026. Following trial, Natera moved for an injunction on the Company’s prior AlloSure process and the parties engaged in motion practice regarding the jury’s verdict and discovery as to whether the Company’s current AlloSure process infringes Natera’s U.S. Patent 11,111,544. On September 11, 2024, Natera informed the Court that it was abandoning claims of ongoing infringement. On January 3, 2025, the Court issued an order denying Natera’s motion to set aside the jury’s finding that the Company did not infringe Natera’s U.S. Patent 10,655,180. On February 24, 2025, the Court issued an order concluding that Natera’s U.S. Patents 11,111,544 and 10,655,180 were invalid for lack of written description, thereby overturning the jury verdict. On February 25, 2025, the Court issued an order denying Natera’s motion for an injunction as moot. Natera has appealed the Court’s invalidation of the three patents it asserted against CareDx. The Company intends to defend these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail.
In addition, Natera’s U.S. Patent 10,597,724 was subject to an ex parte reexamination before the United States Patent and Trademark Office, or PTO. On December 17, 2025, a PTO examiner issued a non-final office action rejecting Claims 1 and 4-6 of the patent. On July 17, 2026, the PTO issued a reexamination certificate finding that Natera had overcome the prior rejections of the 10,597,724 patent, concluding the reexamination proceeding.
Natera’s U.S. Patent 11,111,544 was previously subject to an ex parte reexamination before the PTO. On February 14, 2025, a PTO examiner issued a non-final Office action rejecting Claims 21, 26, and 27 of the patent, the claims CareDx was found to have infringed in the litigation. On July 9, 2025, the PTO issued a reexamination certificate finding that Natera had overcome the prior rejections of the 11,111,544 patent, concluding the reexamination proceeding.
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
In a court document unsealed on October 7, 2024, the DOJ notified the United States District Court for the Eastern District of New York that it was declining to intervene in a qui tam action filed against the Company by a former employee that served as the basis for the CID. Accordingly, CareDx understands that the DOJ has closed its investigation of the Company with no finding of wrongdoing. On April 8, 2025, the private plaintiff who originally filed the qui tam action in 2021, or the Relator, filed an amended complaint on the public docket. On July 16, 2025, the District Court held a conference, at which it set a briefing schedule for a motion to dismiss. On October 17, 2025, Relator filed an opposition to the Company’s motion to dismiss, and on October 31, 2025, the Company filed its reply in further support of its motion to dismiss. The Company denied the allegations in the qui tam action. On April 23, 2026, the Relator filed a notice of voluntary dismissal of the case, the DOJ informed the District Court that it consented to dismissal of the action, and the District Court dismissed the matter.
The Company may receive additional requests for information from the DOJ, the SEC, or other regulatory and governmental agencies regarding similar or related subject matters. Although the Company remains committed to compliance with all applicable laws and regulations, it cannot predict the outcome of, or any other requests or investigations that may arise in the future.
Securities Class Action
On April 22, 2025, the Company reached an agreement-in-principle to resolve a securities class action (the “Securities Class Action”), under which the Company would pay or cause to be paid a settlement payment of approximately $20.25 million. On December 4, 2025, the United States District Court for the Northern District of California provided final approval of the settlement and the Company paid the settlement amount.
Derivative Actions
On February 26, 2025, the plaintiffs in a previously-dismissed consolidated derivative action initiated a new action, captioned Edelman v. Bickerstaff, 3:25-c-02036 (N.D. Cal. filed Feb. 26, 2025), purporting to reinstate their claims and updating and amending their prior complaint (the “Edelman Derivative Action”). The Edelman Derivative Action asserts claims against the Company as nominal defendant and Drs. Seeto and Maag and Mr. Dhingra, and other current and former members of the Company’s Board of Directors alleging, among other things, breaches of fiduciary duty and various state and federal claims based on the factual allegations of the Securities Class Action.
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
On March 20, 2024, Edward W. Burns IRA filed a stockholder derivative action complaint in the Court of Chancery of the State of Delaware against the Company as nominal defendant and Dr. Seeto, Mr. Dhingra, Dr. Maag, and other current and former members of the Company’s Board of Directors (the “Burns Derivative Action”). Prior to filing the complaint, the Company produced documents to the plaintiff in response to a books and records inspection demand made pursuant to Section 220 of the Delaware General Corporation Law. The plaintiff purports to incorporate those documents in the complaint. The plaintiff alleges that the individual defendants breached their fiduciary duties as directors and/or officers of the Company and engaged in insider trading, unjust enrichment, waste of corporate assets, and aiding and abetting breaches of fiduciary duty. The suit seeks declaratory relief, recovery of alleged damages sustained by the Company as a result of the alleged violations, equitable relief, restitution, and plaintiff’s costs incurred in the lawsuit, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses. On April 11, 2024, the Court entered an order staying the Burns Derivative Action pursuant to a stipulation filed by the parties.
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
On December 9, 2025, the Court issued an order preliminarily approving the parties’ settlement. On March 31, 2026, with the assistance of a JAMS mediator, the parties agreed to a monetary settlement of $0.6 million, inclusive of attorney's fees. On July 3, 2026, the Court entered a final order approving the settlement. On July 10, 2026, the Chancery Court in the Burns Derivative Action dismissed the action.

9. STOCK INCENTIVE PLANS
As of June 30, 2026, the Company had a total of 1,859,952 shares available for grant under its 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan and 2025 Inducement Equity Incentive Plan.
Stock Options
There were no stock options granted to employees during the six months ended June 30, 2026.
The following table summarizes stock option activity during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2025	2,478,871	$20.47
Exercised	(137,204)	9.87
Forfeited	(16,591)	17.49
Expired	(27,326)	26.69
Stock options outstanding at June 30, 2026	2,297,750	21.05
Stock options exercisable at June 30, 2026	1,846,811	$22.81
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes restricted stock units, or RSUs, and performance restricted stock units, or PSUs, activity during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs and PSUs outstanding at December 31, 2025	3,930,939	$15.54
RSUs granted	1,110,847	20.16
RSUs vested	(1,165,785)	15.01
RSUs forfeited	(506,505)	15.21
PSUs granted	570,634	20.46
PSUs vested	(118,304)	18.99
PSUs forfeited	(70,806)	18.88
RSUs and PSUs outstanding at June 30, 2026	3,751,020	$17.67
The Company granted PSUs under the stock incentive plans. The PSUs granted to employees include financial and operational vesting metrics to be met over a performance period of three years. The number of shares expected to vest, based on initial grant date expected performance achievement, underlying outstanding PSUs was 651,927 and 226,183 as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026, the Company granted 570,634 PSUs (“2026 PSUs”) to employees with an aggregate grant date fair value of $11.7 million at target achievement. The 2026 PSUs provide for a performance period from February 1, 2026 through January 31, 2029 to achieve a defined performance metric. The percentage of 2026 PSUs eligible to vest will be determined based on the metric achieved during the performance period and may range from 0% to 200%. As of June 30, 2026, the achievement of the metric was probable, resulting in expense recognition of $2.5 million and $4.1 million for the three and six months ended June 30, 2026, respectively. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2029. The PSU expense for the three and six months ended June 30, 2025 was $0.6 million and $0.8 million, respectively, related to PSUs granted in prior periods.
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
During the offering period in 2026 that ended on June 30, 2026, 92,553 shares were purchased pursuant to the ESPP for aggregate proceeds of $1.5 million from the issuance of such shares, which occurred on June 30, 2026.
During the offering period in 2025 that ended on December 31, 2025, 61,866 shares were purchased pursuant to the ESPP for aggregate proceeds of $1.0 million from the issuance of such shares, which occurred on January 2, 2026.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and six months ended June 30, 2026 and 2025, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of testing services	$200	$329	$465	$692
Cost of product	15	108	104	339
Cost of patient and digital solutions	106	189	240	409
Research and development	1,121	1,407	2,444	2,766
Sales and marketing	1,566	2,146	3,401	4,730
General and administrative	7,646	5,245	13,803	9,419
Total	$10,654	$9,424	$20,457	$18,355
As of June 30, 2026, unrecognized stock-based compensation expense related to stock options, RSUs, and PSUs was approximately $3.8 million, $37.2 million, and $21.3 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options, RSUs, and PSUs is expected to be recognized over a weighted-average period of 1.84 years, 2.19 years, and 2.43 years, respectively.
10. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On May 30, 2025, the Company’s Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of its common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of the Company’s Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 30, 2026, the Company purchased an aggregate of 0.6 million shares of its common stock under the May 2025 Repurchase Program for an aggregate purchase price of $12.2 million. As of June 30, 2026, no amounts were available for future share repurchases under the May 2025 Repurchase Program.
Additionally, on April 24, 2026, the Company's Board of Directors authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of the Company's common stock over a period of up to two years, commencing on April 30, 2026. The April 2026 Repurchase Program may be carried out, subject to approval by a committee of the Company's Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. There were no repurchases made during the three and six months ended June 30, 2026 under the April 2026 Repurchase Program.
Common Stock
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.
The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30, 2026	December 31, 2025
Common stock options outstanding	2,297,750	2,478,871
RSUs and PSUs outstanding	3,751,020	3,930,939
Remaining shares reserved for issuance under the 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan and 2025 Inducement Equity Plan	1,859,952	3,188,940
Shares reserved under the Employee Stock Purchase Plan	521,187	541,706
Total	8,429,909	10,140,456
Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2026 and December 31, 2025.
11. INCOME TAXES
The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to a change in valuation allowance, change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.

For each of the three and six months ended June 30, 2026, the Company recorded an income tax expense of $3.9 million. For each of the three and six months ended June 30, 2025, the Company recorded an income tax benefit of $0.1 million. The increase in income tax expense was primarily attributable to the taxable gain recognized on the sale of the Company's lab products business, including CareDx AB, the Company's wholly-owned Swedish subsidiary, together with its related entities, CareDx Lab Solutions (U.S.) and CareDx Pty (Australia), which was completed on June 30, 2026 (see Note 1 to these financial statements). As a result of the sale, the Company recognized a current tax expense of $3.8 million, primarily attributable to the taxable gain on the transaction. These amounts are reflected in income from continuing operations for the period.

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

Revenue by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenue by geographic regions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Testing services revenue
United States	$99,548	$61,670	$190,577	$123,108
Rest of World	379	363	748	846
	$99,927	$62,033	$191,325	$123,954
Product revenue
United States	$7,885	$7,193	$14,579	$13,700
Rest of World	4,906	4,640	8,558	8,943
	$12,791	$11,833	$23,137	$22,643
Patient and digital solutions revenue
United States	$19,193	$12,778	$35,116	$24,698
Rest of World	37	35	70	69
	$19,230	$12,813	$35,186	$24,767

Total revenue
Total United States	$126,626	$81,641	$240,272	$161,506
Total Rest of World	5,322	5,038	9,376	9,858
	$131,948	$86,679	$249,648	$171,364
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	June 30, 2026	December 31, 2025
Long-lived assets:
United States	$26,838	$32,635
Rest of World	—	336
Total	$26,838	$32,971
The CODM assesses the Company’s performance by using net income (loss). The CODM uses net income (loss) predominately in the annual budget and forecasting process. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions. The CODM organizes the business and leaders functionally. The CODM assesses performance and resources are allocated to functions which utilize those allocations across the business’s testing services, products and digital solutions offerings.
In connection with the sale of the lab products business completed on June 30, 2026 (see Note 1 to these financial statements), the Company derecognized property and equipment located in Stockholm, Sweden and Fremantle, Australia, which was included in the net assets sold in determining the gain on sale of lab products business.

The following table summarizes the reconciliation to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Testing services revenue	$99,927	$62,033	$191,325	$123,954
Product revenue	12,791	11,833	23,137	22,643
Patient and digital solutions revenue	19,230	12,813	35,186	24,767
Total revenue	131,948	86,679	249,648	171,364
Less:
Cost of testing services[1]	15,516	14,731	32,037	29,134
Cost of product[1]	4,327	4,431	8,560	9,374
Cost of patient and digital solutions[1]	14,447	7,929	25,859	15,273
Personnel cost	49,033	29,330	91,221	60,073
Professional and legal fees	5,861	12,348	13,773	22,540
Research materials and clinical trials expense	4,088	4,057	7,919	7,231
Depreciation and amortization expense	2,057	2,951	5,176	5,901
Stock-based compensation expense	10,615	9,424	20,382	18,355
Litigation settlement expense	—	350	600	5,710
Business development and portfolio optimization expense[2]	11,078	—	14,435	—
Transformational initiative costs	—	1,871	—	1,871
Gain on sale of lab products business	(112,966)	—	(112,966)	—
Other segment items[3]	18,991	10,189	32,851	19,970
Interest income, net	(1,735)	(2,364)	(3,644)	(5,147)
Segment and condensed consolidated net income (loss)	$110,636	$(8,568)	$113,445	$(18,921)
1 Cost of testing services, cost of product and cost of patient and digital solutions include depreciation expense.
2 Business development and portfolio optimization expense primarily includes legal, consulting, financial advisory, due diligence, and other transaction-related costs incurred in connection with business development activities, including the sale of lab products business and the acquisition of Naveris, Inc.
3 Other segment items include the following: acquisition costs, software expenses, corporate expenses, rent and maintenance expense, travel and event related expense, income tax (expense) benefit and other expenses (income).
13. SUBSEQUENT EVENTS
Acquisition of Naveris, Inc.
On July 1, 2026, the Company and Nautilus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the previously announced acquisition of Naveris, Inc., a Delaware corporation (“Naveris”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Naveris, Merger Sub, and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Naveris. Pursuant to, and subject to the terms and conditions set forth in, the Merger Agreement, Merger Sub merged with and into Naveris, with Naveris continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Naveris Transaction”). As a result, the Company acquired 100% of the outstanding equity interests of Naveris.
The Company acquired Naveris to strengthen its position as a precision medicine diagnostics company focused on transplant, specialty oncology, and cell therapy.
The amount paid by the Company consisted of $161.8 million in cash, subject to certain customary adjustments specified in the Merger Agreement for Naveris’ cash, indebtedness, transaction expenses and net working capital. Additionally, under the terms and subject to the conditions set forth in the Merger Agreement, Naveris’ equity holders will be eligible to receive up to $100.0 million in additional cash consideration contingent upon the achievement of specified revenue-based milestones in respect of fiscal years ending December 31, 2026 and December 31, 2027.

Since the Naveris Transaction was completed on July 1, 2026, shortly before the date these unaudited condensed consolidated financial statements were issued, the Company has not yet finalized the fair value assessment of the assets acquired and liabilities assumed, and the initial accounting for the transaction remains in process.

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
Overview
We are a precision medicine company dedicated to advancing care in transplant, specialty oncology, and cell therapy. We deliver solutions designed to empower clinicians and improve patient outcomes. Our portfolio spans non-invasive molecular testing, clinical practice management software, AI-powered data and analytics tools, and patient support solutions designed to connect diagnostic insight, clinical workflow, and patient engagement to help improve patient outcomes.
Our commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined use of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. Our commercially available specialty oncology service is NavDx®, a blood-based test that detects and monitors human papillomavirus (HPV)-mediated cancers — including head, neck, and anal cancers — from diagnosis through post-treatment molecular residual disease (MRD) surveillance. We have initiated several clinical studies to generate data on our existing and planned future testing services. From time to time, we partner with pharma and biopharma companies to use our technology and tests, often in clinical trials, to identify or screen for patients that may be appropriate candidates for their products. We also provide digital and patient solutions, including clinical practice management software, data and analytics tools, and patient support offerings.
Highlights for the Three Months Ended June 30, 2026
•Revenue of $132 million, an increase of 52% year-over-year
•    Testing Services revenue of $100 million, an increase of 61% year-over-year, and Testing Services volume of approximately 58,000, an increase of 17% year-over-year
•    Patient and Digital Solutions revenue of $19 million and Lab Product revenue of $13 million, representing year-over-year growth of 50% and 8%, respectively
•    Average revenue per test of approximately $1,720, including $16 million in prior period revenue
•    Net income of $111 million, compared to net loss of $9 million for the second quarter of 2025
•    Closed the sale of the Lab Products business on June 30, recognizing a $113 million gain on sale included in operating income
•    Cash flow from operations of $31 million
Financial Operations Overview
Revenue
We derive our revenue from testing services, product sales, and patient and digital solutions. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations and recognizing revenue when, or as, an entity satisfies a performance obligation.
Testing Services Revenue
Our testing services revenue is derived from AlloSure Kidney, AlloMap Heart, AlloSure Heart and AlloSure Lung tests, which represented 76% and 77% of our total revenue for each of the three and six months ended June 30, 2026, respectively, and 72% of our total revenue for each of the three and six months ended June 30, 2025. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
Our product revenue is derived primarily from sales of AlloSeq Tx, Olerup SSP and QTYPE products. Product revenue represented 10% and 9% of our total revenue for the three and six months ended June 30, 2026, respectively, and 14% and 13% of our total revenue for the three and six months ended June 30, 2025, respectively. We recognize product revenue from the sale of products to end-users, distributors and strategic partners when all revenue recognition criteria are satisfied. We generally have a contract or a purchase order from a customer with the specified required terms of order, including the number of products ordered. Transaction prices are determinable and products are delivered and risk of loss passed to the customer upon either shipping or delivery, as per the terms of the agreement. There are no further performance obligations related to a contract and revenue is recognized at the point of delivery consistent with the terms of the contract or purchase order.
On June 30, 2026, we completed the sale of our lab products business, which included our kitted laboratory products, to Eurobio (see Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at The Transplant Pharmacy, or TTP. Patient and digital solutions revenue represented 15% and 14% of our total revenue for the three and six months ended June 30, 2026, respectively, and 15% and 14% of our total revenue for the three and six months ended June 30, 2025, respectively.
Factors Affecting Our Performance
The Number of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung Tests We Receive and Report
The growth of our testing services is tied to the number of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung patient samples we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
(In thousands)

	Three Months Ended June 30,
	2026	2025	Change	Change (%)
Revenue:
Testing services revenue	$99,927	$62,033	$37,894	61%
Product revenue	12,791	11,833	958	8%
Patient and digital solutions revenue	19,230	12,813	6,417	50%
Total revenue	131,948	86,679	45,269	52%
Operating expenses:
Cost of testing services	15,918	15,406	512	3%
Cost of product	4,342	4,981	(639)	(13)%
Cost of patient and digital solutions	14,706	8,271	6,435	78%
Research and development	22,376	16,830	5,546	33%
Sales and marketing	33,441	24,279	9,162	38%
General and administrative	40,908	27,683	13,225	48%
Gain on sale of lab products business	(112,966)	—	(112,966)	100%
Litigation settlement expense	—	350	(350)	(100)%
Total operating expenses	18,725	97,800	(79,075)	(81)%
Income (loss) from operations	113,223	(11,121)	124,344	(1,118)%
Other income:
Interest income, net	1,735	2,364	(629)	(27)%
Other (expense) income, net	(440)	72	(512)	(711)%
Total other income	1,295	2,436	(1,141)	(47)%
Income (loss) before income taxes	114,518	(8,685)	123,203	(1,419)%
Income tax (expense) benefit	(3,882)	117	(3,999)	(3,418)%
Net income (loss)	$110,636	$(8,568)	$119,204	(1,391)%

Testing services revenue
Testing services revenue increased by $37.9 million, or 61%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by testing services volume growth of 17% as compared to the same period in 2025. The variance between revenue growth and volume growth was primarily driven by $18.0 million of increased net collections associated with tests performed and revenue recognized in prior periods under ASC 606 and an increase in revenue per test, partially offset by a $2.4 million reduction in testing services revenue related to the recognition of refund reserves payable to third-party payers.
Product revenue
Product revenue increased by $1.0 million, or 8%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $6.4 million, or 50%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher pharmacy sales and growth in our digital solutions, particularly an expanded customer base from Ottr software.
Cost of testing services
Cost of testing services increased by $0.5 million, or 3%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.
Cost of product

Cost of product decreased by $0.6 million, or 13%, for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to improved manufacturing efficiencies and lower costs resulting from favorable pricing terms negotiated with key manufacturers.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $6.4 million, or 78%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to an increase in the cost of goods from our pharmacy business.
Research and development
Research and development expenses increased by $5.5 million, or 33%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $4.0 million in personnel-related costs, $0.8 million in consulting and licensing expense, $0.5 million in partnership milestone expense and $0.2 million in software-related expenses.
Sales and marketing
Sales and marketing expenses increased by $9.2 million, or 38%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $8.7 million in personnel-related costs, $1.0 million in marketing expenses and $0.1 million in travel expenses, partially offset by a decrease of $0.6 million in stock-based compensation expense.
General and administrative
General and administrative expenses increased by $13.2 million, or 48%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $5.6 million in personnel-related costs, $5.6 million in legal and consulting expenses and $2.3 million in stock-based compensation expense, partially offset by a decrease of $0.3 million in equipment-related costs.
Gain on sale of lab products business
Gain on sale of lab products business of $113.0 million in the current period reflects the gain on the sale of our lab products business. For details over the aforementioned sale, see Note 1, Organization and Description of Business, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Sale of lab products business,” which is incorporated herein by reference.
Litigation settlement expense
Litigation settlement expenses decreased by $0.4 million, or 100%, for the three months ended June 30, 2026, compared to the same period in 2025. The decrease in litigation settlement expense was mainly due to litigation settlement expense during the three months ended June 30, 2025.
Interest income, net
Interest income, net decreased by $0.6 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a lower average balance in cash, cash equivalents and marketable securities.
Other (expense) income, net
Other (expense) income, net decreased by $0.5 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to foreign exchange losses during the three months ended June 30, 2026.
Income tax (expense) benefit
Income tax expense increased by $4.0 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a current tax expense of $3.8 million recognized on the taxable gain from the sale of our lab products business, which was completed on June 30, 2026. See Note 1 and Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Results of Operations
Comparison of the Six Months Ended June 30, 2026 and 2025
(In thousands)

	Six Months Ended June 30,
	2026	2025	Change	Change (%)
Revenue:
Testing services revenue	$191,325	$123,954	$67,371	54%
Product revenue	23,137	22,643	494	2%
Patient and digital solutions revenue	35,186	24,767	10,419	42%
Total revenue	249,648	171,364	78,284	46%
Operating expenses:
Cost of testing services	33,015	30,519	2,496	8%
Cost of product	9,176	10,567	(1,391)	(13)%
Cost of patient and digital solutions	26,404	15,987	10,417	65%
Research and development	43,792	35,354	8,438	24%
Sales and marketing	63,814	47,270	16,544	35%
General and administrative	71,392	50,452	20,940	42%
Gain on sale of lab products business	(112,966)	—	(112,966)	100%
Litigation settlement expense	600	5,710	(5,110)	(89)%
Total operating expenses	135,227	195,859	(60,632)	(31)%
Income (loss) from operations	114,421	(24,495)	138,916	(567)%
Other income:
Interest income, net	3,644	5,148	(1,504)	(29)%
Other (expense) income, net	(770)	367	(1,137)	(310)%
Total other income	2,874	5,515	(2,641)	(48)%
Income (loss) before income taxes	117,295	(18,980)	136,275	(718)%
Income tax (expense) benefit	(3,850)	59	(3,909)	(6,625)%
Net income (loss)	$113,445	$(18,921)	$132,366	(700)%

Testing services revenue
Testing services revenue increased by $67.4 million, or 54%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by testing services volume growth of 17.3% as compared to the same period in 2025. The variance between revenue growth and volume growth was primarily driven by $35.6 million of increased net collections associated with tests performed and revenue recognized in prior periods under ASC 606 and an increase in revenue per test, partially offset by a $5.8 million reduction in testing services revenue related to the recognition of refund reserves payable to third-party payers.
Product revenue
Product revenue increased by $0.5 million, or 2%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to higher sales of our commercial NGS-based kitted solutions.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $10.4 million, or 42%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher pharmacy sales and growth in our digital solutions, particularly an expanded customer base from Ottr software.
Cost of testing services
Cost of testing services increased by $2.5 million, or 8%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributed to higher testing services volume, partially offset by the continuous efficiency measures to lower laboratory expenses.

Cost of product
Cost of product decreased by $1.4 million, or 13%, for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to improved manufacturing efficiencies and lower costs resulting from favorable pricing terms negotiated with key manufacturers.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $10.4 million, or 65%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to an increase in the cost of goods from our pharmacy business.
Research and development
Research and development expenses increased by $8.4 million, or 24%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $7.0 million in personnel-related costs, $1.4 million in consulting and licensing expense and $0.5 million in software-related expenses, partially offset by a decrease of $0.5 million in partnership milestone expense.
Sales and marketing
Sales and marketing expenses increased by $16.5 million, or 35%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $14.1 million in personnel-related costs, $2.4 million in marketing expenses, $0.9 million in travel expenses and $0.3 million in software related expenses, partially offset by a decrease of $1.2 million in stock-based compensation expense.
General and administrative
General and administrative expenses increased by $20.9 million, or 42%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $9.2 million in personnel-related costs, $7.5 million in legal and consulting expenses and $4.3 million in stock-based compensation expense, partially offset by a decrease of $0.1 million in equipment-related costs.
Gain on sale of lab products business
Gain on sale of lab products business of $113.0 million in the current period reflects the gain on the sale of our lab products business. For details over the aforementioned sale, see Note 1, Organization and Description of Business, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Sale of lab products business,” which is incorporated herein by reference.
Litigation settlement expense
Litigation settlement expenses decreased by $5.1 million, or 89%, for the six months ended June 30, 2026, compared to the same period in 2025. The decrease in litigation settlement expense was mainly due to the settlement of $5.4 million related to the Securities Class Action lawsuit and additional litigation settlement expense of $0.4 million during the six months ended June 30, 2025, which was partially offset by a $0.6 million settlement related to the Derivative Actions Lawsuit during the six months ended June 30, 2026. For details over the aforementioned lawsuits, see Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
Interest income, net
Interest income, net decreased by $1.5 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a decrease in average balance of cash, cash equivalents and marketable securities.
Other (expense) income, net
Other (expense) income, net decreased by $1.1 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to foreign exchange losses during the period.
Income tax (expense) benefit
Income tax expense increased by $3.9 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a current tax expense of $3.8 million recognized on the taxable gain from the sale of our lab products business, which was completed on June 30, 2026. See Note 1 and Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Cash Flows for the Six Months Ended June 30, 2026 and 2025
The following table summarizes the primary sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$34,937	$(16,689)
Investing activities	291,645	24,722
Financing activities	(18,409)	(54,454)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash	$308,177	$(46,511)
Operating Activities
Net cash provided by operating activities consists of net income, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the six months ended June 30, 2026 was $34.9 million. Net operating assets decreased by $2.9 million. Our noncash items primarily included $113.0 million in gain on sale of lab products business, $20.5 million in stock-based compensation expense, $6.7 million of depreciation and amortization expense, $2.7 million of amortization of right-of-use assets, $1.4 million of amortization of premium on short-term marketable securities, net and $0.2 million of loss on disposal of assets.
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
Investing Activities
For the six months ended June 30, 2026, net cash provided by investing activities of $291.6 million was primarily related to net proceeds from the sale of lab products business of $164.8 million, sales of marketable securities of $114.6 million, and maturities of marketable securities of $59.7 million, partially offset by purchases of marketable securities of $39.9 million, $5.7 million related to additions of property and equipment and $2.0 million related to purchase of long-term investments.
For the six months ended June 30, 2025, net cash provided by investing activities of $24.7 million was primarily related to proceeds from maturities of marketable securities of $94.6 million, partially offset by purchases of marketable securities of $67.3 million, and $2.6 million related to additions of capital expenditures.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 of $18.4 million was primarily due to repurchase and retirement of common stock of $12.2 million, taxes paid related to net share settlements of restricted stock units of $8.5 million, and payment for contingent consideration of $1.5 million, partially offset by proceeds from issuances of common stock under our employee stock purchase plan of $2.5 million, and proceeds from exercise of stock options of $1.4 million.
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
Liquidity and Capital Resources
We have incurred significant losses and negative cash flows from operations and had an accumulated deficit of $505.4 million at June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $373.6 million and no debt outstanding.
We believe our existing cash balance and expected cash from existing operations, including cash from current license agreements and future license and collaboration agreements, or a combination of these, will be sufficient to meet our anticipated cash requirements for the next 12 months.

Shelf Registration Statement
On April 28, 2026, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-295388), or the Registration Statement, which became effective upon filing. Pursuant to the Registration Statement, we may from time to time sell an indeterminate amount of shares of our common stock, preferred stock, debt securities, warrants, units or rights comprised of any combination of these securities, for our own account in one or more offerings under the Registration Statement. The terms of any offering under the Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Registration Statement filed with the SEC prior to the completion of any such offering.
Stock Repurchase Programs
On May 30, 2025, our Board of Directors authorized a new share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. During the three and six months ended June 30, 2026, the Company purchased an aggregate of 0.6 million shares of our common stock under the May 2025 Repurchase Program for an aggregate purchase price of $12.2 million. As of June 30, 2026, no amounts were available for future share repurchases under the May 2025 Repurchase Program.
Additionally, on April 24, 2026, our Board of Directors authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of our common stock over a period of up to two years, commencing on April 30, 2026. The April 2026 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. There were no repurchases made during the three and six months ended June 30, 2026 under the April 2026 Repurchase Program.
Sale of Lab Products Business
On June 30, 2026, we completed the sale of our lab products business to Eurobio and received cash consideration of $171.7 million, subject to customary post-closing adjustments for working capital, cash and indebtedness. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Acquisition of Naveris
On July 1, 2026, we completed the acquisition of Naveris and paid $161.8 million in cash, subject to customary post-closing adjustments, of which $5.0 million was deposited into an escrow account. In addition, Naveris’ equity holders are eligible to receive up to $100.0 million in additional cash consideration contingent upon the achievement of specified revenue-based milestones in respect of the fiscal years ending December 31, 2026 and December 31, 2027. See Note 13 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Contractual Obligations
For a discussion regarding our significant contractual obligations as of June 30, 2026 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 8, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” respectively, included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Operations
Prior to the sale of the lab products business on June 30, 2026, the accompanying unaudited condensed consolidated balance sheets contained certain recorded assets in foreign countries, namely Stockholm, Sweden and Fremantle, Australia. These assets were transferred as part of the sale and are no longer reflected in the unaudited condensed consolidated balance sheet as of June 30, 2026. See Note 1 and Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. To the extent we continue to sell our solutions internationally, foreign exchange transactions, export duties, government regulations or unanticipated events in foreign countries could continue to have a material adverse effect on our operations.
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
•Stock-based compensation; and
•Gain on sale of lab products business.
Other than the gain on sale of lab products business, there were no material changes in the matters for which we make critical accounting estimates in the preparation of our unaudited condensed consolidated financial statements during the three and six months ended June 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $373.6 million at June 30, 2026, which consisted of bank deposits. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $3.7 million on our unaudited condensed consolidated balance sheets.
Foreign Currency Exchange Risk
We had operations in Sweden and sell to other countries throughout the world. As a result, we were subject to foreign currency risks, including transacting in foreign currencies, investment in a foreign entity, as well as assets and debts denominated in foreign currencies. Our testing services revenue is primarily denominated in U.S. dollars. Our product revenue was denominated primarily in U.S. dollars and the Euro. Our patient and digital solutions revenue is primarily denominated in U.S. dollars. Consequently, our revenue denominated in foreign currency was subject to foreign currency exchange risk. A portion of our operating expenses were incurred outside of the U.S. and were denominated in Swedish Krona, Australian Dollar and the Euro, which were also subject to fluctuations due to changes in foreign currency exchange rates. Following the sale of our lab products business, our exposure to foreign currency exchange risk is not significant. We do not enter into hedging transactions, and we do not believe a hypothetical 10% change in foreign currency exchange rates would have a material effect on our financial condition or results of operations.
ITEM 4.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of June 30, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
We have a history of net losses, and we may not sustain profitability.
We have a history of substantial net losses since our inception, and we may incur net losses in future periods. For the three months ended June 30, 2026, our net income was $110.6 million and for the three months ended June 30, 2025, our net loss was $8.6 million. As of June 30, 2026, we had an accumulated deficit of $505.4 million. Although we reported net income of $110.6 million for the three months ended June 30, 2026, we have not consistently achieved profitability and there can be no assurance that we will be able to sustain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
•researching, developing, validating and commercializing potential new testing services and patient and digital solutions, including additional expenses in connection with our continuing development and commercialization of our testing services and portfolio, and other future solutions;
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
For the three months ended June 30, 2026, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung represented 37% of our testing services revenue and 30% of our total revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all. For example, on December 30, 2024, we received a CPT code for our AlloSure Kidney, AlloSure Heart and AlloSure Lung tests (PLA Code 0540U), which subjects such tests to a repricing process. On November 25, 2025, CMS issued a final determination to cross-walk AlloSure (0540U) to CPT code 0493U. As a result, PLA Code 0540U was listed on the Clinical Laboratory Fee Schedule effective January 1, 2026 at approximately $2,753. The new reimbursement rate represents an $88 decrease to the previous pricing for our AlloSure Kidney test, and no change to the pricing for AlloSure Heart and AlloSure Lung tests.
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
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the Medicare Administrative Contractors, or MACs, decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression. On July 17, 2025, MolDX and Noridian released a new draft proposed revision to the existing foundational LCD (DL40058, DL40060) with a revised accompanying billing article (DA60146, DA60152), or the Proposed LCD. On July 16, 2026, a Final LCD (L40060) and billing article (A60152) was published and is expected to take effect on August 30, 2026. The Final LCD affirms coverage across our transplant testing offerings in kidney, heart, and lung, including for-cause and surveillance testing, with defined coverage criteria. While the Final LCD affirms coverage for these offerings, changes in coverage criteria, utilization limitations, or payment amounts, including as a result of any future revisions to the LCD, could adversely affect our business, operating results and prospects.
NavDx® has been a covered service for Medicare beneficiaries since November 2023 through an LCD issued by Palmetto GBA. It is priced nationally at $1,800 under CPT Code 0356U.
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
On a five-year rotational basis, Medicare requests bids for its regional MAC services. The MAC for California is currently Noridian Healthcare Solutions. The MAC for North Carolina is Palmetto GBA. Our current Medicare coverage through Noridian and Palmetto GBA provides for reimbursement for tests performed for qualifying Medicare patients throughout the United States so long as the tests are performed in our California and North Carolina laboratories. We cannot predict whether Noridian, Palmetto GBA, or any future MAC will continue to provide coverage for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, or NavDx® with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, or NavDx® could impact the coverage for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.
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
Clinicians and healthcare administrators are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we continue to educate clinicians, administrators and laboratory directors about our testing services and patient and digital solutions, and demonstrate the clinical and diagnostic benefits of these services, products and patient and digital solutions. We believe that clinicians, transplant centers and laboratories may not use our services and patient and digital solutions unless they determine, based on published peer-reviewed journal articles, the experience of other clinicians or laboratory verification, that our services and patient and digital solutions provide accurate, reliable and cost-effective information that is useful in pre-transplant matching and monitoring their post-transplant recipients. The acceptance of our services and patient and digital solutions will depend upon our ability to demonstrate the safety and efficacy, advantages, short and long-term clinical performance and cost-effectiveness of our services and patient and digital solutions.
If clinicians, hospital administrators and laboratories do not adopt or continue to use our tests or our future solutions and tests, our business and financial results will suffer.
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
Competition for our AlloSure Heart, AlloMap Heart, and HeartCare solutions for heart transplant recipients comes largely from biopsies in the first few years, which generally involves evaluating biopsy samples to determine the presence or absence of rejection. Beyond the first year or two, competition for heart transplant surveillance diagnostics includes echocardiography. Throughout, biopsy and echocardiography are supplemented by general, non-specific clinical chemistry tests such as, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. This practice has been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our test in order to change clinical practice. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera and Eurofins have commercially available molecular diagnostics tests.
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
Competition for our patient and digital solutions includes various companies that develop application software and operate in the healthcare field. Our competition for patient solutions includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Our primary competitor for our patient management EMR solution is Phoenix, Epic’s transplant application. In addition, other established and emerging healthcare, information technology and service companies may commercialize competitive products including informatics, analysis, integrated genetic tools and services for health and wellness.
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
From 2024 to 2025, our revenue increased from $333.8 million to $379.8 million, which represents an increase of 14%. From the three months ended June 30, 2025 to the three months ended June 30, 2026, our revenue increased from $86.7 million to $131.9 million, which represents an increase of $45.3 million or 52%. In the future, our revenue may not grow at all and it may continue to decline. We believe that our future revenue will depend on, among other factors:
•the continued usage and acceptance of our current and future solutions;
•demand for our testing services and patient and digital solutions;
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

We perform our testing services for the United States in laboratories located in Brisbane, California, Waltham, Massachusetts and Durham, North Carolina. While we operate multiple laboratory facilities, our testing operations are not fully redundant, and not all of our tests can be readily performed at each laboratory location. Certain tests, including our AlloSure, AlloMap, NavDx® offerings, rely on specialized equipment, workflows, personnel training, quality systems, regulatory approvals, and laboratory-specific validations that would require significant time, expense and regulatory review to replicate or transfer to another facility.
Brisbane, California is situated on or near earthquake fault lines. The Durham facility is subject to risks associated with hurricanes, tropical storms, severe weather, flooding and prolonged power disruptions that may impact our operations, supply chain, workforce availability and transportation networks. The Waltham facility is subject to risks associated with severe winter storms, extreme precipitation, flooding and other weather-related events that may disrupt operations, transportation networks and utility services.
Our facilities and the equipment we use to perform testing services would be costly to replace and could require substantial lead time to repair or replace if damaged or destroyed. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, wildfires, flooding, hurricanes, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change and may render it difficult or impossible for us to perform our tests for some period of time. Although our multiple laboratory locations may provide some operational flexibility, a disruption at a facility performing a specific test may materially affect our ability to provide that test until operations can be transferred, validated and scaled at another location. Any inability to perform our tests may result in the loss of customers, delays in patient testing, harm to our reputation and reduced revenue, and we may be unable to regain affected customers in the future. Although we maintain insurance for damage to our property and the disruption of our business, we do not have earthquake insurance and thus coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage, and, in the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss.
While we may seek to expand testing capabilities across existing or additional laboratory facilities, doing so would require considerable time and expense, including securing adequate space, installing and qualifying equipment, recruiting and training personnel, conducting analytical and clinical validation activities, obtaining any required regulatory approvals, and establishing the operational and administrative infrastructure necessary to support testing services. Any new clinical laboratory facility established by us in the United States would be required to be certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and would also be required to secure and maintain applicable state licenses, including in states such as California, Florida, Maryland, New York, Rhode Island and Pennsylvania.
Obtaining and maintaining such certifications and licenses may be time-consuming and could delay our ability to commence operations or offer specific testing services at a facility.
If we fail to secure or maintain any required certifications or licenses, we may be unable to process samples from certain states or offer particular tests from specific laboratory locations. In addition, we expect that it would be difficult, time-consuming and costly to qualify, train, equip and oversee a third party to perform tests on our behalf. Even though multiple CLIA-certified laboratories exist, only laboratories with the necessary certifications, state licenses, technical capabilities, validated methods and quality systems could perform our tests following appropriate technology transfer, validation and other required procedures. We cannot be certain that we would be able to successfully transfer testing to another laboratory, whether internal or external, within an acceptable timeframe, or that any such laboratory would be willing or able to perform our tests in compliance with applicable quality, regulatory and commercial requirements. As a result, disruptions affecting one or more of our laboratories could materially adversely affect our business, financial condition and results of operations.
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
Ongoing focus on corporate responsibility matters by investors, stockholders, lawmakers, listing exchanges or other constituencies may impose additional costs or expose us to new risks. In addition, in March 2024, the SEC adopted rules that, among other matters, establish a framework for reporting of climate-related risks. However, the SEC voluntarily stayed implementation of the final rules pending completion of judicial review. In 2026, the SEC proposed to rescind the climate-related disclosure rules in their entirety. The ultimate outcome and timing of any rescission remain uncertain. In addition, we are or may become subject to state-level and non-U.S. climate-related disclosure requirements, which may impose additional reporting obligations and cause us to incur increased costs.
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
As of June 30, 2026, we had cash and cash equivalents of $373.6 million and an accumulated deficit of $505.4 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
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
We rely extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services or supplies to us, could interfere with our ability to provide test results for our testing services business.
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
We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the performance of our tests. The failure of these suppliers to perform as expected, or an interruption in our relationship with them, could interfere with our ability to provide our tests. These sole source suppliers include Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Illumina, Inc., or Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supply us with cell preparation tubes; Beckman Coulter, which provides laboratory reagents and consumables; Takara, which supplies us with reagents; IDT, which supplies us with reagents; Avantor, which supplies us with consumables; and Qiagen N.V., which supplies us with a proprietary buffer reagent and reagent kits and Bio-Rad which supplies us with instruments, laboratory reagents, and consumables. We do not have guaranteed supply agreements with Thermo Fisher, Becton, Dickinson and Company or Avantor, which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.
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
As part of our longer-term growth strategy, we intend to target select international markets to grow our presence outside of the United States. We also currently distribute products in Canada. To promote the growth of our business internationally, we will need to attract additional partners to expand into new markets.
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

At the same time, use of AI has become the subject of significant media attention and political debate. As we integrate or consider integrating AI—including generative AI—into new or existing offerings, we may face new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, our business, operating results and financial condition. AI-enabled features may not perform as intended, may produce inaccurate, deficient, misleading or otherwise flawed outputs, or may reflect unintended biases and discriminatory outcomes. In a healthcare context, such issues could negatively impact clinicians, patients and our customers, require additional validation, human oversight and post‑market monitoring, result in product complaints or recalls, and expose us to product liability and professional liability claims. In addition, laws, regulations or industry standards governing AI use are evolving and may be burdensome or restrict our ability to develop, deploy or update AI in our products or processes, including potential frameworks for AI/ML‑enabled medical device software in the United States and the EU AI Act, as well as emerging U.S. federal, state and local rules.

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
Many of the countries in which we operate, including the U.S., have experienced and continue to experience uncertain economic conditions resulting from global as well as local factors. Our business or financial results may be adversely impacted by these uncertain economic conditions, including: adverse changes in interest rates, foreign currency exchange rates, tax laws or tax rates; the imposition of trade barriers such as tariffs (and judicial uncertainty about their enforceability), quotas, trade wars, preferential bidding or import or export licensing requirements; increased inflation globally and in the U.S. in particular; liquidity concerns at financial institutions; a potential economic recession; contraction in the availability of credit in the marketplace due to legislation or other economic conditions, which may potentially impair our ability to access the capital markets on terms acceptable to us or at all; and the effects of government initiatives to manage economic conditions. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political conditions or a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our tests and in our ability to raise additional capital when needed on acceptable terms, if at all. In addition, we cannot predict how future economic conditions will affect our critical customers, suppliers and distributors and any negative impact on our critical customers, suppliers or distributors may also have an adverse impact on our results of operations or financial condition. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.
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
Additionally, the U.S. Congress enacted the One Big Beautiful Bill Act, or the OBBBA, in July 2025, which includes significant provisions, including tax cut extensions and modifications to the international tax framework, and the restoration of the immediate deductibility of domestic research and development expenditures beginning with our 2025 taxable year.

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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Naveris, Ottr, XynManagement, TransChart, MedActionPlan, TTP, HLA Data Systems, or any other businesses or assets that we may acquire.
The integration of any businesses or assets we may acquire, including our recently completed acquisition of Naveris, will be a time-consuming process. The integration process will require substantial management time and attention, which may divert attention and resources from other important areas, including our existing business. In addition, we may not be able to fully realize the anticipated strategic benefits of any such combination or integration and any other businesses or assets we have or may acquire, which includes, with respect to Naveris, its specialty oncology testing business, including minimal residual disease and recurrence monitoring, with respect to Ottr, the complementary Ottr software, with respect to XynManagement, XynQAPI, TransChart and MedActionPlan, as well as TTP, and HLA Data Systems services and technologies, and in each case the benefits of any significant cross-selling opportunities.
Our acquisition of Naveris also expands our business beyond our historical focus on transplant diagnostics and related patient and digital solutions into specialty oncology testing, a market in which we have limited operating experience and which may involve different clinical adoption, reimbursement, regulatory, commercial and competitive dynamics. We may not be successful in integrating Naveris’s operations, technology, personnel, laboratory processes, quality systems, payer relationships, compliance programs, financial reporting and internal control processes, and we may fail to retain key personnel, customers, collaborators or commercial relationships.
If we are not able to achieve the anticipated strategic benefits of any strategic combination, it could adversely affect our business, financial condition and results of operations, and could adversely affect the market price of our common stock if the anticipated financial and strategic benefits of the acquisition are not realized as rapidly as, or to the extent anticipated by investors and analysts. Failure to achieve these anticipated benefits could result in increased costs and decreases in future revenue and/or net income following the acquisition.

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
Finally, we may be subject to regulation in foreign jurisdictions where we offer our test. Failure to maintain certification in those states or countries where it is required could prevent us from testing samples from those states or countries, could lead to the suspension or loss of licenses, certificates or authorizations, and could have an adverse effect on our business. We were inspected as part of the customary College of American Pathologists audit and recertified in 2024 as a result of passing that inspection. We received a successful inspection in March 2026.
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
In October 2023, the FDA proposed a new policy under which the FDA intends to provide greater oversight of LDTs, through a phase-out of its general enforcement discretion approach to LDTs. In connection with this, the FDA proposed a rule that would amend its regulations to make explicit that in vitro diagnostic products are devices under the Federal Food, Drug and Cosmetic Act. In April of 2025, the U.S. District Court for the Eastern District of Texas found that the FDA’s authority to promulgate rules over “medical devices” does not extend to “laboratory services.” In September 2025, the FDA issued a final rule reverting the text of the regulation as it existed prior to this change and limiting the FDA’s authority over our testing services. Following the decision, the current administration reverted the policy to suggest it would not exercise authority to regulate LDTs. There is no assurance whether, or when, the FDA may again seek to regulate LDTs, or as to the content of any policies or rule that may eventually be adopted.
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
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties. For violations assessed after July 3, 2025, the minimum FCA penalty increased from $13,946 to $14,308 per claim and the maximum penalty increased from $27,894 to $28,619 per claim. We previously received a civil investigative demand, or CID, from the United States Department of Justice, or DOJ, requesting that we produce certain documents in connection with a False Claims Act investigation being conducted by the DOJ regarding certain business practices related to our kidney testing and phlebotomy services, and a subpoena from the SEC in relation to an investigation by the SEC in respect of matters similar to those identified in the CID, as well as certain of our accounting and public reporting practices. As previously reported, the SEC has concluded its investigation and does not intend to recommend an enforcement action against us, and the DOJ declined to intervene in the related qui tam action and has closed its investigation with no finding of wrongdoing. On April 23, 2026, the private relator who had continued to pursue the qui tam action filed a notice of voluntary dismissal, the DOJ informed the court that it consented to dismissal of the action, and the District Court dismissed the case. We previously received a request for information from a separate state regulatory agency and may receive additional requests for information from the DOJ, the SEC or other regulatory and governmental agencies regarding similar or related subject matters. We do not believe that the CID, the prior SEC subpoena, or the state regulatory agency information request raised any issues regarding the safety or clinical utility of any of our products or services. Although the DOJ and SEC investigations have concluded, we cannot predict the outcome of any other requests or investigations that may arise in the future regarding these or other subject matters. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, if any governmental body, such as the DOJ or SEC, determines that we have not complied with applicable securities or other laws, such governmental body could initiate a proceeding against us, which may ultimately lead to significant penalties and other relief assessed against us, including monetary fines. Any of the foregoing consequences could seriously harm our business and our financial results.
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
As of June 30, 2026, we had eight issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between August 2027 and May 2035. In addition, we had four U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041. In addition, through the acquisition of Naveris on July 1, 2026, the Company acquired five additional U.S. patents related to HPV-driven cancer detection and monitoring, which will expire between September 2039 and September 2041.
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
Periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office, or the PTO, and other foreign patent agencies in several stages over the lifetime of the patent. The PTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products and services, our competitors might be able to enter the market, which would have an adverse effect on our business.
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

In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. See Note 8, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations,” which is incorporated herein by reference, for a discussion of our recently completed litigation with Natera.
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
•the possibility that the substantial amount of discovery required in connection with intellectual property litigation results in our confidential information being compromised by disclosure during the litigation;
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
AlloMap, AlloSure, NavDx®, Ottr and CareDx are registered trademarks of our company in the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This process can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue. We may not be able to protect our rights to these and other trademarks and trade names which we need to build name recognition by potential partners or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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
For example, we obtain health information (including from TTP) that is subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes, among other things, certain requirements relating to the privacy, security, transmission, and breach of individually identifiable health information. If we violate HIPAA, depending on the specific facts and circumstances, we could be subject to significant fines, penalties or regulatory inquiries or actions.
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
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2026 to June 30, 2026, our closing stock price ranged from $16.05 to $29.28 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
•public health emergencies;
•share repurchases completed by us; and

•general market conditions.
Variations in the timing of our future revenues and expenses could also cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses. In addition, national stock exchanges, and in particular the market for life science companies, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Moreover, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.
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
During the three and six months ended June 30, 2026, the Company purchased an aggregate of 0.6 million shares of its common stock under the May 2025 Repurchase Program for an aggregate purchase price of $12.2 million. As of June 30, 2026, no amounts were available for future share repurchases under the May 2025 Repurchase Program.
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
As a public company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Pursuant to Section 404, we are required to, among other things, file a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. While we were able to determine that our disclosure controls and procedures and internal control over financial reporting were effective as of June 30, 2026, we anticipate that we will continue to expend resources, including accounting-related costs and significant management oversight to continue to improve our internal control over financial reporting.

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
It is not clear what additional effects the negative publicity will have on us, if any, other than potentially affecting the market price of our common stock. If we continue to be the subject of unfavorable allegations, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could be distracting for our management team. Additionally, such allegations against us could negatively impact our business operations and stockholders’ equity, and the value of any investment in our stock could be reduced.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the settlement and vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value as required under applicable tax rates. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026
Stock Repurchase Program (1)	—	—	—	$112.2
Employee Transactions (2)	261,706	$18.03	N/A	N/A
May 1, 2026 - May 31, 2026
Stock Repurchase Program (1)	473,246	$21.27	473,246	$102.2
Employee Transactions (2)	51,730	$21.18	N/A	N/A
June 1, 2026 - June 30, 2026
Stock Repurchase Program (1)	96,323	$22.49	96,323	$100.0
Employee Transactions (2)	10,290	$22.11	N/A	N/A
Total
Stock Repurchase Program (1)	569,569	$21.48	569,569	$100.0
Employee Transactions (2)	323,726	$18.66	N/A	N/A
(1) See Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Stock Repurchase Programs” for further information relating to our stock repurchase programs.
(2) Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number

2.1+(1)
Agreement and Plan of Merger, dated April 28, 2026 by and among CareDx, Inc., Nautilus Merger Sub, Inc., Naveris, Inc. and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Naveris, Inc.

2.2+(2)	Purchase Agreement, dated April 15, 2026, by and between CareDx, Inc. and Eurobio Scientific S.A.
3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(6)	Amended and Restated Bylaws of CareDx, Inc. effective December 12, 2025.

4.1(7)	Form of Registrant’s common stock certificate.

10.1#*	CareDx, Inc. 2024 Equity Incentive Plan.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on April 28, 2026.
(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on April 16, 2026.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 15, 2025.
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) are the type of information the Registrant customarily and actually treats as private or confidential.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: July 30, 2026	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)