Form 10-Q
period 2026-09-30
CareDx, Inc.
filed 2026-10-29
CIK 1217234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
There were 52,542,786 shares of the registrant’s Common Stock issued and outstanding as of October 26, 2026.

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
“CareDx” or the “Company” or “we” or “us” and “our” as used in this Quarterly Report on Form 10-Q refer to CareDx, Inc. and its subsidiaries.
These forward-looking statements may include, but are not limited to, statements concerning the following:
•our ability to generate revenue and increase the commercial success of our current and future testing services and patient and digital solutions;
•our ability to obtain, maintain and expand reimbursement coverage from payers for our current and other future testing services, if any, including as a result of changes in Medicare coverage policies and reimbursement rates for our tests;
•our plans and ability to continue updating our testing services and patient and digital solutions to maintain our leading position in transplantation and to grow our specialty oncology business;
•the outcome or success of our clinical trial collaborations and registry studies;
•the favorable review of our testing services and patient and digital solutions, and our future solutions, if any, in peer-reviewed publications;
•our ability to obtain additional financing on terms favorable to us, or at all;
•our anticipated cash needs and our anticipated uses of our funds, including our estimates regarding operating expenses and capital requirements and any repurchases of our common stock under our stock repurchase programs;
•anticipated trends and challenges in our business and the markets in which we operate;
•our dependence on certain of our suppliers, service providers and other distribution partners;
•disruptions to our business, including disruptions at our laboratories and other facilities;
•our ability to retain key members of our management team;
•our ability to make successful acquisitions or investments and to manage the integration of such acquisitions or investments;
•our ability to realize the expected benefits of the sale of our lab products business and to satisfy our post-closing obligations to Eurobio Scientific S.A.;
•our ability to successfully integrate Naveris, Inc. and realize the expected strategic and financial benefits of the acquisition, and the amount and timing of any contingent consideration payable to Naveris’ former securityholders;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CareDx, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$250,480	$65,429
Marketable securities	—	111,779
Accounts receivable	47,730	42,628
Inventory	9,144	26,705
Prepaid and other current assets	13,943	10,591
Total current assets	321,297	257,132
Property and equipment, net	27,011	32,971
Operating lease right-of-use assets	23,541	22,760
Marketable securities, non-current	—	24,165
Intangible assets, net	139,781	31,960
Goodwill	121,709	40,336
Restricted cash	1,410	551
Other assets	6,708	3,353
Total assets	$641,457	$413,228
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,808	$9,988
Accrued compensation	40,564	38,107
Accrued and other liabilities (Note 8)	87,603	41,754
Total current liabilities	138,975	89,849
Deferred tax liability	536	181
Contingent consideration, non-current	14,035	161
Operating lease liabilities, less current portion	20,316	19,679
Other liabilities	139	257
Total liabilities	174,001	110,127
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 52,460,815 and 50,916,644 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	52	50
Additional paid-in capital (Note 2)	953,558	927,457
Accumulated other comprehensive loss	—	(5,515)
Accumulated deficit (Note 2)	(486,154)	(618,891)
Total stockholders’ equity	467,456	303,101
Total liabilities and stockholders’ equity	$641,457	$413,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Testing services revenue	$119,191	$72,168	$310,516	$196,122
Product revenue	—	12,478	23,137	35,121
Patient and digital solutions revenue	20,171	15,409	55,357	40,176
Total revenue	139,362	100,055	389,010	271,419
Operating expenses:
Cost of testing services	24,683	14,705	57,698	45,224
Cost of product	—	5,629	9,176	16,196
Cost of patient and digital solutions	15,604	10,320	42,008	26,307
Research and development	21,324	16,769	65,116	52,123
Sales and marketing	31,650	24,449	95,464	71,719
General and administrative	37,989	28,429	109,381	78,881
Gain on sale of lab products business	—	—	(112,966)	—
Litigation settlement expense	—	—	600	5,710
Total operating expenses	131,250	100,301	266,477	296,160
Income (loss) from operations	8,112	(246)	122,533	(24,741)
Other income:
Interest income, net	2,208	2,013	5,852	7,161
Other income (expense), net	372	(107)	(398)	260
Total other income	2,580	1,906	5,454	7,421
Income (loss) before income taxes	10,692	1,660	127,987	(17,320)
Income tax benefit	8,600	15	4,750	74
Net income (loss)	$19,292	$1,675	$132,737	$(17,246)
Net income (loss) per share (Note 3):
Basic	$0.37	$0.03	$2.57	$(0.32)
Diluted	$0.35	$0.03	$2.45	$(0.32)
Weighted-average shares used to compute net income (loss) per share:
Basic	52,116,051	52,507,582	51,582,605	54,016,446
Diluted	54,984,989	53,736,790	54,277,326	54,016,446
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$19,292	$1,675	$132,737	$(17,246)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	—	158	5,515	2,614
Comprehensive income (loss)	$19,292	$1,833	$138,252	$(14,632)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025, as previously reported	50,916,644	$50	$1,043,925	$(5,515)	$(735,359)	$303,101
Cumulative effect of retrospective adoption of ASU 2025-12 (Note 2)	—	—	(116,468)	—	116,468	—
Balance at December 31, 2025, as adjusted	50,916,644	50	927,457	(5,515)	(618,891)	303,101
Issuance of common stock under employee stock purchase plan	61,866	—	991	—	—	991
RSU settlements, net of shares withheld	265,940	1	(2,511)	—	—	(2,510)
Issuance of common stock for services	1,492	—	25	—	—	25
Issuance of common stock for cash upon exercise of stock options	28,709	—	109	—	—	109
Employee stock-based compensation expense	—	—	9,767	—	—	9,767
Foreign currency translation adjustment, net of tax	—	—	—	(757)	—	(757)
Net income	—	—	—	—	2,809	2,809
Balance at March 31, 2026	51,274,651	$51	$935,838	$(6,272)	$(616,082)	$313,535
Issuance of common stock under employee stock purchase plan	92,553	—	1,506	—	—	1,506
Repurchase and retirement of common stock (Note 2)	(569,569)	(1)	(12,231)	—	—	(12,232)
RSU settlements, net of shares withheld	574,425	1	(6,017)	—	—	(6,016)
Issuance of common stock for services	1,981	—	37	—	—	37
Issuance of common stock for cash upon exercise of stock options	108,495	—	1,245	—	—	1,245
Employee stock-based compensation expense	—	—	10,615	—	—	10,615
Foreign currency translation adjustment, net of tax	—	—	—	6,272	—	6,272
Net income	—	—	—	—	110,636	110,636
Balance at June 30, 2026	51,482,536	$51	$930,993	$—	$(505,446)	$425,598
RSU settlements, net of shares withheld	165,435	—	(4,569)	—	—	(4,569)
Issuance of common stock for services	1,746	—	38	—	—	38
Issuance of common stock for cash upon exercise of stock options	811,098	1	17,467	—	—	17,468
Employee stock-based compensation expense	—	—	9,629	—	—	9,629
Net income	—	—		—	19,292	19,292
Balance at September 30, 2026	52,460,815	$52	$953,558	$—	$(486,154)	$467,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024, as previously reported	54,771,203	$51	$1,013,193	$(8,569)	$(626,242)	$378,433
Cumulative effect of retrospective adoption of ASU 2025-12 (Note 2)	—	—	(28,705)	—	28,705	—
Balance at December 31, 2024, as adjusted	54,771,203	51	984,488	(8,569)	(597,537)	378,433
Issuance of common stock under employee stock purchase plan	66,747	—	873	—	—	873
RSU settlements, net of shares withheld	482,874	—	(3,065)	—	—	(3,065)
Issuance of common stock for services	856	—	21	—	—	21
Issuance of common stock for cash upon exercise of stock options	141,050	—	3,049	—	—	3,049
Employee stock-based compensation expense	—	—	8,911	—	—	8,911
Foreign currency translation adjustment, net of tax	—	—	—	1,480	—	1,480
Net loss	—	—	—	—	(10,353)	(10,353)
Balance at March 31, 2025	55,462,730	$51	$994,277	$(7,089)	$(607,890)	$379,349
Issuance of common stock under employee stock purchase plan	84,234	1	1,398	—	—	1,399
Repurchase and retirement of common stock (Note 2)	(3,031,533)	(2)	(49,998)	—	—	(50,000)
RSU settlements, net of shares withheld	603,164	1	(6,240)	—	—	(6,239)
Issuance of common stock for services	967	1	20	—	—	21
Issuance of common stock for cash upon exercise of stock options	100,561	1	1,028	—	—	1,029
Employee stock-based compensation expense	—	—	9,403	—	—	9,403
Foreign currency translation adjustment, net of tax	—	—	—	976	—	976
Net loss	—	—	—	—	(8,568)	(8,568)
Balance at June 30, 2025	53,220,123	$53	$949,888	$(6,113)	$(616,458)	$327,370
Repurchase and retirement of common stock (Note 2)	(1,986,563)	(2)	(25,561)	—	—	(25,563)
RSU settlements, net of shares withheld	143,421	—	(1,147)	—	—	(1,147)
Issuance of common stock for services	1,218	—	22	—	—	22
Issuance of common stock for cash upon exercise of stock options	29,136	—	232	—	—	232
Employee stock-based compensation expense	—	—	8,393	—	—	8,393
Foreign currency translation adjustment, net of tax	—	—	—	158	—	158
Net income	—	—	—	—	1,675	1,675
Balance at September 30, 2025	51,407,335	$51	$931,827	$(5,955)	$(614,783)	$311,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CareDx, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$132,737	$(17,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	30,112	26,773
Depreciation and amortization	13,914	11,136
Impairment of intangible asset and associated construction in progress	—	2,258
Amortization of right-of-use assets	4,517	4,020
Loss on disposal of asset	210	—
Gain on sale of lab products business	(112,966)	—
Revaluation of contingent consideration to estimated fair value	—	547
Non-cash income tax benefit in connection with business acquisition (Note 6)	(9,839)	—
Amortization of premium and accretion of discount on marketable securities, net	1,414	1,493
Other	492	48
Changes in operating assets and liabilities:
Accounts receivable	(9,016)	17,215
Inventory	1,085	(6,993)
Prepaid and other assets	(6,870)	(8,359)
Operating leases liabilities, net	(4,967)	(4,455)
Accounts payable	2,185	3,186
Accrued compensation	2,726	(15,438)
Accrued and other liabilities	(420)	5,542
Deferred revenue	2,341	942
Net cash provided by operating activities	47,655	20,669
Investing activities:
Acquisition of Naveris, Inc., net of cash acquired	(145,769)	—
Acquisition of intangible asset	—	(675)
Purchases of marketable securities	(39,850)	(84,351)
Maturities of marketable securities	59,744	126,039
Sales of marketable securities	114,636	—
Purchase of long term investment	(2,500)	—
Proceeds from sale of lab products business, net	164,792	—
Additions of property and equipment	(7,292)	(3,942)
Net cash provided by investing activities	143,761	37,071
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	2,497	2,272
Taxes paid related to net share settlement of restricted stock units	(13,097)	(10,451)
Proceeds from exercise of stock options	18,822	4,310
Payment of contingent consideration	(1,500)	(1,500)
Repurchase and retirement of common stock	(12,232)	(75,563)
Net cash used in financing activities	(5,510)	(80,932)
Effect of exchange rate changes on cash and cash equivalents	4	(96)
Net increase (decrease) in cash, cash equivalents and restricted cash	185,910	(23,288)
Cash, cash equivalents and restricted cash at beginning of period	65,980	115,274
Cash, cash equivalents and restricted cash at end of period	$251,890	$91,986

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
The transaction closed on June 30, 2026 and the Company received cash proceeds of approximately $171.7 million, reflecting the base purchase price of $170.0 million, as adjusted for estimated working capital, cash, and other adjustments, subject to finalization of other customary post-closing purchase price adjustments, excluding transaction costs. During the nine months ended September 30, 2026, the Company recognized a gain on sale of lab products business of approximately $113.0 million, measured as the consideration received less the carrying amount of the net assets transferred to Eurobio or otherwise derecognized (including $4.4 million of goodwill allocated to the lab products business, which reduced the gain on sale), net of transaction costs of approximately $4.8 million. The foreign currency translation adjustment related to the reclassification adjustment for accumulated foreign currency translation impacts from the sale of the foreign entities and was included in the gain on sale of lab products business. The gain on sale of lab products business was presented within operating expenses in the unaudited condensed consolidated statements of operations.
The products business was a component of the Company’s operations. The Company evaluated the sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, and concluded that the transaction did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. Accordingly, the historical operating results of the products business continue to be reported within continuing operations.
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
Certain reclassifications have been made to prior period amounts to conform to current period presentations. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Business Combination - Acquisition of Naveris, Inc.

The Company accounts for acquired businesses using the acquisition method of accounting under ASC 805, Business Combinations. With respect to business combinations, the Company determines the purchase price, including contingent consideration, and allocates the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. The allocation of the purchase price for the acquisition of Naveris is preliminary and subject to change during the measurement period, which may extend up to one year from the acquisition date (see Note 6).
The Company engaged a third-party professional service provider to assist in determining the fair values of the purchase consideration, assets acquired, and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to contingent consideration and intangible assets, such as developed technology, trade names, and customer relationships. Critical estimates that the Company has used in valuing these elements include, but are not limited to, future expected cash flows using valuation techniques (e.g., Monte Carlo simulation models) and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
The fair values of the developed technology and customer relationships were determined using income-based valuation methods, and the trade names were valued using a relief-from-royalty method. Significant inputs used in the intangible asset valuations included forecasted revenue (including unit volumes and average selling price growth) and margins, an obsolescence factor reflecting the expected decline of the existing technology, expected research and development cost savings, contributory asset charges, customer attrition rates, royalty rates, long-term growth rates, and risk-adjusted discount rates.
The purchase price of Naveris included contingent consideration payable upon the achievement of specified revenue-based milestones in respect of fiscal years ending December 31, 2026 and December 31, 2027, with any payments expected to be made in 2027 and 2028, respectively. A portion of the contingent consideration is attributable to post-combination services and is recognized as compensation expense over the requisite service period. The fair value of the contingent consideration was estimated using a Monte Carlo simulation based on significant unobservable inputs, such as projected NavDx revenue. The valuation used a risk-neutral framework and a mid-period discounting convention. The contingent consideration is classified within Level 3 of the fair value hierarchy and is remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in operating expenses in the condensed consolidated statements of operations.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Company’s unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to transaction price estimates used for testing services revenue; accrued expenses for clinical studies; the grant date fair value assumptions used to estimate stock-based compensation expense; income taxes; impairment of long-lived assets and indefinite-lived assets (including goodwill); contingent consideration; gain on sale of lab products business, including estimated post-closing purchase price adjustments; and legal contingencies. Actual results could differ from those estimates.
For the three and nine months ended September 30, 2026, the Company recognized net revenue for tests performed in prior periods of $14.7 million and $44.5 million, respectively. These amounts consisted of $17.3 million and $52.9 million, respectively, of revenue recognized for tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established, partially offset by an increase in the refund reserve to third-party payers of $2.6 million and $8.4 million, respectively.
For the three and nine months ended September 30, 2025, the Company recognized $5.9 million and $1.0 million, respectively, in revenue for tests performed in prior periods, as all performance obligations were satisfied at the time the contract was established.

Concentrations of Credit Risk and Other Risks and Uncertainties
For the three months ended September 30, 2026 and 2025, approximately 31% and 32%, respectively, of total revenue was derived from Medicare. For the nine months ended September 30, 2026 and 2025, approximately 30% and 34%, respectively, of total revenue was derived from Medicare.
As of September 30, 2026 and December 31, 2025, approximately 25% and 21%, respectively, of accounts receivable was due from Medicare. No other payer or customer represented more than 10% of accounts receivable at either September 30, 2026 or December 31, 2025.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. Amendments to all other ASC topics may be applied prospectively or retrospectively. Early adoption is permitted. Other than Issue 10 of ASU 2025-12, which the Company early adopted as discussed under Recently Adopted Accounting Guidance, the Company is currently evaluating the remaining provisions of this ASU.
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
For the three and nine months ended September 30, 2026 and three months ended September 30, 2025, common share equivalents have been included in the calculation of diluted net income per share.
For the nine months ended September 30, 2025, all common share equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be antidilutive.
The following tables set forth the computation of the Company’s basic and diluted net income (loss) per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) used to compute basic and diluted net income (loss) per share	$19,292	$1,675	$132,737	$(17,246)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	52,116,051	52,507,582	51,582,605	54,016,446
Effects of dilutive shares	2,868,938	1,229,208	2,694,721	—
Weighted-average shares used to compute diluted net income (loss) per share	54,984,989	53,736,790	54,277,326	54,016,446

Net income (loss) per share:
Basic	$0.37	$0.03	$2.57	$(0.32)
Diluted	$0.35	$0.03	$2.45	$(0.32)
The following potentially dilutive securities have been excluded from diluted net income (loss) per share as of September 30, 2026 and 2025 because their effect would be antidilutive:

	As of September 30,
	2026	2025
Shares of common stock subject to outstanding options	55,435	2,655,325
Restricted stock units and performance restricted stock units	1,891	3,999,915
Employee stock purchase plan	34,122	52,471
Total common stock equivalents	91,448	6,707,711
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

The following table sets forth the Company’s financial assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$30,151	$30,151
Long-term liabilities:
Contingent consideration	—	—	14,035	14,035
Total	$—	$—	$44,186	$44,186

	December 31, 2025
	Fair Value Measured Using
	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets
Cash equivalents:
Money market funds	$21,435	$—	$—	$21,435
Total	$21,435	$—	$—	$21,435
Liabilities
Short-term liabilities:
Contingent consideration	$—	$—	$1,617	$1,617
Long-term liabilities:
Contingent consideration	—	—	161	161
Total	$—	$—	$1,778	$1,778
The following table presents the changes in estimated fair value and payments of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

(Level 3)
Contingent Consideration
Balance as of December 31, 2025	$1,778
Adjustment to contingent consideration	(117)
Addition of contingent consideration from business combination (see Note 6)	44,025
Payments related to contingent consideration	(1,500)
Balance as of September 30, 2026	$44,186
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
•Contingent consideration – Contingent consideration is classified within Level 3. Contingent consideration mainly relates to the Naveris Transaction. See Note 6 to these financial statements. There has been no material change in the fair value of the contingent consideration from business combination during the three and nine months ended September 30, 2026.

5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount reported within the condensed consolidated statements of cash flows is shown in the table below (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$250,480	$91,435
Restricted cash	1,410	551
Total cash, cash equivalents and restricted cash at the end of the period	$251,890	$91,986
Marketable Securities
The Company held no marketable securities as of September 30, 2026. As of December 31, 2025, the Company had $135.9 million of marketable securities, which were classified as held-to-maturity and carried at amortized cost.
6. BUSINESS COMBINATION

Acquisition of Naveris

On July 1, 2026, the Company and Nautilus Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the acquisition of Naveris, Inc., a Delaware corporation (“Naveris”), pursuant to the Agreement and Plan of Merger dated April 28, 2026 (the “Merger Agreement”) by and among the Company, Naveris, Merger Sub, and Shareholder Representative Services LLC, solely in its capacity as the representative of the securityholders of Naveris (“Shareholder Representative”). Pursuant to, and subject to the terms and conditions set forth in the Merger Agreement, Merger Sub merged with and into Naveris, with Naveris continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Naveris Transaction”). As a result, the Company acquired 100% of the outstanding equity interests of Naveris.
Naveris is a commercial-stage precision oncology diagnostics company with a blood-based monitoring solution for viral-mediated cancers. Its lead product, NavDx, is based on Tumor Tissue Modified Viral (TTMV) DNA technology.
The Naveris Transaction was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The results of operations of Naveris have been included in the Company’s condensed consolidated financial statements beginning July 1, 2026.
Purchase consideration
The estimated acquisition date fair value of consideration transferred was approximately $203.3 million and consisted of the following (in thousands):

Amount
Consideration transferred:
Net cash payment to sellers, including escrow and securityholder representative reserve fund	$151,715
Cash settlement of vested option awards and other pre-combination amounts	7,560
Fair value of contingent consideration (revenue milestones)	44,025
Total consideration transferred	$203,300

At the closing of the Naveris Transaction, $5.0 million of the consideration was deposited into an escrow account to secure post-closing purchase price adjustments, and $0.5 million was withheld as a reserve fund for the Shareholder Representative. Of these amounts, $0.1 million was related to unvested stock options and recorded as a prepaid asset.
Under the terms and subject to the conditions set forth in the Merger Agreement, Naveris’ equity holders will be eligible to receive up to $100.0 million in additional cash consideration contingent upon the achievement of specified revenue-based milestones in respect of fiscal years ending December 31, 2026 and December 31, 2027, with any payments expected to be made in 2027 and 2028, respectively. The total acquisition-date fair value of the contingent consideration was $45.2 million, of which $44.0 million was included in the purchase price. The remaining $1.2 million is attributable to unvested stock options that are subject to post-combination services.

The fair value of the contingent consideration was estimated using a Monte Carlo simulation based on significant unobservable inputs, including projected NavDx revenue, revenue volatility, a revenue risk premium, an operational leverage ratio, a credit spread, and term-matched risk-free rates based on the U.S. Treasury yield curve. The valuation used a risk-neutral framework and a mid-period discounting convention. The contingent consideration is classified within Level 3 of the fair value hierarchy. The contingent consideration liability will be remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in operating expenses in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for the rollforward of the contingent consideration liability. Contingent consideration liability amounting to $44.0 million represents a non-cash investing activity for the three months ended September 30, 2026.
Preliminary purchase price allocation
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of July 1, 2026 (in thousands):

Amount
Assets acquired and liabilities assumed
Cash and cash equivalents	$13,506
Accounts receivable	4,374
Inventories	1,321
Prepaid expenses and other current assets	845
Property and equipment	2,326
Operating lease right-of-use assets	9,033
Intangible assets	125,119
Other non-current assets	920
Total assets acquired	157,444
Accounts payable	(484)
Accrued expenses and other current liabilities	(17,655)
Operating lease liabilities, current	(2,343)
Operating lease liabilities, non-current	(9,250)
Deferred tax liabilities	(10,153)
Total liabilities assumed	(39,885)
Net assets acquired	117,559
Total consideration transferred	203,300
Goodwill	$85,741

The allocation of the purchase price is preliminary and is based on information available as of the reporting date. The Company is continuing to obtain and evaluate information necessary to finalize the estimated fair values of the assets acquired and liabilities assumed, primarily related to identifiable intangible assets, income taxes and other assumed liabilities, the estimated acquisition date fair value of contingent consideration as well as the final post-closing adjustments to the purchase consideration for Naveris’ cash, indebtedness, transaction expenses and net working capital. Measurement-period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined, with a corresponding adjustment to goodwill. The measurement period will not exceed one year from the acquisition date.

Identifiable intangible assets

The preliminary fair values and estimated useful lives of the identifiable intangible assets acquired were as follows (in thousands, except useful lives):

	Fair value	Useful life
Intangible asset
Trade names	$5,574	9 years
Developed technology - NavDx platform	108,907	10 years

Customer relationships	10,638	12 years
Total identifiable intangible assets	$125,119

The fair values of the developed technology and customer relationships were determined using income-based valuation methods, and the trade names were valued using a relief-from-royalty method. Significant inputs used in the intangible asset valuations included forecasted revenue and margins, an obsolescence factor reflecting the expected decline of the existing technology, expected research and development cost savings, contributory asset charges, customer attrition rates, royalty rates, long-term growth rates, and risk-adjusted discount rates. These fair value measurements are classified within Level 3 of the fair value hierarchy. The finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, with a weighted-average useful life of approximately 10.1 years. Amortization expense is recognized in cost of testing services and sales and marketing expense in the condensed consolidated statements of operations. The Company expects to recognize amortization expense related to these intangible assets of approximately $12.4 million annually.
Goodwill
Goodwill of approximately $85.7 million represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is primarily attributable to expected synergies from combining the Company’s precision medicine capabilities with Naveris’ oncology diagnostics platform, the value of the assembled workforce and other benefits that do not qualify for separate recognition, as well as the effect of the deferred tax liabilities recognized on the acquired intangible assets. The goodwill is not expected to be deductible for income tax purposes. Following the Naveris Transaction, the Company continues to operate as a single operating and reportable segment.
Income taxes
In connection with the Naveris Transaction, the Company recognized net deferred tax liabilities of approximately $10.2 million, primarily related to the book-tax basis differences of the acquired intangible assets and tax loss carryforwards. There was no tax-deductible goodwill acquired in the Naveris Transaction. These net deferred tax liabilities provide a source of future taxable income that supports the realization of a portion of the Company’s existing deferred tax assets. As a result, the Company released approximately $9.8 million of its valuation allowance, which was recognized as a discrete income tax benefit in the three months ended September 30, 2026. Because the release relates to the Company’s pre-existing deferred tax assets, the benefit was recorded outside of the acquisition accounting and did not affect goodwill.
Acquisition-related costs and post-combination compensation
The Company incurred approximately $12.0 million of acquisition-related costs through September 30, 2026, primarily consisting of legal and advisory fees, of which approximately $3.7 million were incurred during the three months ended September 30, 2026. These costs were expensed as incurred and included in general and administrative expense in the condensed consolidated statements of operations.
Amounts attributable to post-combination service are accounted for separately from the Naveris Transaction. These include portions of the unvested stock option payments and related escrow and contingent amounts, transaction bonuses, settlement of promised equity grants and the accelerated portion of an executive’s bonus and stock option awards. Total post-combination compensation related to these arrangements is approximately $4.4 million. The post-combination compensation cost will be recognized over the applicable service periods through April 2030.
Revenue and net loss of Naveris
The results of operations of Naveris from the acquisition date through September 30, 2026 are included in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2026, Naveris contributed revenue of approximately $12.5 million and net loss of approximately $6.4 million.
Unaudited pro forma financial information
The following unaudited pro forma financial information presents the combined results of operations of the Company and Naveris for the three and nine months ended September 30, 2026 and 2025 as if the Naveris Transaction had occurred on January 1, 2025 (in thousands). The unaudited pro forma financial information is based on the historical financial information of the Company and Naveris and includes certain pro forma adjustments described below. The unaudited pro forma information for the nine months ended September 30, 2026 reflects Naveris revenue and net loss from January 1, 2026 through the acquisition date. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Naveris Transaction occurred on the date indicated, nor is it indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$139,362	$109,151	$411,688	$295,088
Net income (loss)	$19,292	$(3,433)	$111,498	$(35,691)

The unaudited pro forma financial information includes, where applicable, adjustments primarily for:
(i)    amortization expense associated with identifiable intangible assets acquired in the Naveris Transaction, including developed technology, customer relationships and trade names;
(ii)    interest income on money market funds as if such investment was liquidated as of January 1, 2025;
(ii)    nonrecurring acquisition-related transaction costs incurred by the Company and Naveris, which are reflected as if such costs were incurred on January 1, 2025; and
(iii)    adjustments related to acquisition-related compensation arrangements, including bonuses, stock option awards, equity awards and other compensation arrangements associated with the Naveris Transaction.
7. GOODWILL AND INTANGIBLE ASSETS
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
On July 1, 2026, the Company recognized approximately $85.7 million of goodwill in connection with the Naveris Transaction. See Note 6 to these financial statements.
The Company evaluated the goodwill balance in the retained reporting unit for impairment indicators and no impairment was identified.
The following table presents changes in the carrying amount of goodwill for the nine months ended September 30, 2026 (in thousands):

Goodwill
Balance as of December 31, 2025	$40,336
Goodwill acquired (Note 6)	85,741
Goodwill derecognized upon sale of lab products business (Note 1)	(4,368)
Balance as of September 30, 2026	$121,709

Intangible Assets
The following table presents details of the Company’s intangible assets as of September 30, 2026 (in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$116,292	$(7,744)	$—	$108,548	9.6
Customer relationships	23,189	(5,813)	—	17,376	10.0
Commercialization rights	11,579	(7,970)	—	3,609	2.8
Trademarks and tradenames	8,174	(1,419)	—	6,755	8.4
Total intangible assets with finite lives	159,234	(22,946)	—	136,288
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$162,727	$(22,946)	$—	$139,781
The following table presents details of the Company’s intangible assets as of December 31, 2025 (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Acquired and developed technology	$36,517	$(24,127)	$(2,203)	$10,187	5.8
Customer relationships	25,581	(12,413)	(1,639)	11,529	7.1
Commercialization rights	11,579	(7,022)	—	4,557	3.6
Trademarks and tradenames	4,860	(2,434)	(232)	2,194	6.6
Total intangible assets with finite lives	78,537	(45,996)	(4,074)	28,467
Intangible assets with indefinite lives:
Acquired in-process technology	1,250	—	—	1,250
Favorable license agreement	2,243	—	—	2,243
Total intangible assets with indefinite lives	3,493	—	—	3,493
Total intangible assets	$82,030	$(45,996)	$(4,074)	$31,960
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
In connection with the Naveris Transaction, the Company acquired finite-lived intangible assets with a fair value of approximately $125.1 million, consisting of developed technology, customer relationships, and trade names. See Note 6 to these financial statements.
As of September 30, 2026, the Company did not identify any impairment indicators suggesting that the carrying value of the intangible assets was not recoverable.
The following table summarizes the Company’s amortization expense of finite-lived intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of testing services	$2,925	$348	$3,438	$1,041
Cost of product	—	447	512	1,301
Cost of patient and digital solutions	152	152	457	457
Sales and marketing	817	655	1,634	1,931
Total	$3,894	$1,602	$6,041	$4,730
The following table summarizes the Company’s estimated future amortization expense of intangible assets with finite lives as of September 30, 2026 (in thousands):

Years Ending December 31,	Total
Remainder of 2026	$3,886
2027	15,539
2028	15,539
2029	14,825
2030	13,840
Thereafter	72,659
Total future amortization expense	$136,288
8. BALANCE SHEET COMPONENTS
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$2,544	$9,804
Work in progress	—	3,740
Raw materials	6,600	13,161
Total inventory	$9,144	$26,705
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Contingent consideration	$30,151	$1,617
Refund reserve	16,367	3,500
Clinical studies	10,577	12,356
Short-term lease liability	8,685	6,515
Professional fees	7,013	4,988
Deferred revenue	6,946	4,653
Other accrued expenses	7,864	8,125
Total accrued and other liabilities	$87,603	$41,754

9. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements at various locations which include Brisbane, California; Flowood, Mississippi; Omaha, Nebraska; Atlanta, Georgia. In connection with the Naveris Transaction (see Note 6 to these financial statements), the Company assumed operating leases for facilities in Waltham, Massachusetts and Durham, North Carolina. Effective June 30, 2026, the Australia and Sweden leases were transferred as part of the sale of the lab products business (see Note 1 to these financial statements). Accordingly, the Company derecognized operating lease right-of-use assets and related operating lease liabilities, which were included in the net assets sold in determining the gain on sale of lab products business.
The Company’s facility leases expire at various dates through 2033. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.
As of September 30, 2026, the carrying value of the right-of-use asset was $23.5 million. The related current and non-current lease liabilities as of September 30, 2026 were $8.7 million and $20.3 million, respectively. The current and non-current lease liabilities are included in accrued and other liabilities and operating lease liabilities, less current portion, respectively, in the condensed consolidated balance sheets.
The following table summarizes the lease cost for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$2,356	$1,835	$6,029	$5,499

	September 30, 2026	December 31, 2025
Other information:
Weighted-average remaining lease term - Operating leases (in years)	3.62	4.02
Weighted-average discount rate - Operating leases (%)	6.7%	7.0%
Maturities of operating lease liabilities as of September 30, 2026 are as follows (in thousands):

Years Ending December 31,	Operating Leases
Remainder of 2026	$2,514
2027	10,429
2028	9,340
2029	4,160
2030	3,441
Thereafter	2,606
Total lease payments	32,490
Less imputed interest	(3,489)
Present value of future minimum lease payments	29,001
Less operating lease liability, current portion	(8,685)
Operating lease liability, long-term portion	$20,316
As of September 30, 2026, the Company’s leases had remaining terms of 1.13 years to 6.34 years, some of which include options to extend the lease term.

The following table summarizes the supplemental cash flow information related to leases for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,003	$1,518	$5,124	$4,496
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
On January 26, 2024, following a five-day trial, a jury concluded that the Company did not infringe Natera’s U.S. Patent 10,655,180 but did infringe Natera’s U.S. Patent 11,111,544. The jury awarded Natera approximately $96.3 million in damages based on sales of AlloSure and AlloSeq between September 2021 and August 2023. Natera’s U.S. Patent 11,111,544 expired in September 2026. Following trial, Natera moved for an injunction on the Company’s prior AlloSure process and the parties engaged in motion practice regarding the jury’s verdict and discovery as to whether the Company’s current AlloSure process infringes Natera’s U.S. Patent 11,111,544. On September 11, 2024, Natera informed the Court that it was abandoning claims of ongoing infringement. On January 3, 2025, the Court issued an order denying Natera’s motion to set aside the jury’s finding that the Company did not infringe Natera’s U.S. Patent 10,655,180. On February 24, 2025, the Court issued an order concluding that Natera’s U.S. Patents 11,111,544 and 10,655,180 were invalid for lack of written description, thereby overturning the jury verdict. On February 25, 2025, the Court issued an order denying Natera’s motion for an injunction as moot. Natera has appealed the Court’s invalidation of the three patents it asserted against CareDx. Oral argument on the appeal is scheduled for November 9, 2026. The Company intends to defend these matters vigorously, and believes that the Company has good and substantial defenses to the claims alleged in the suits, but there is no guarantee that the Company will prevail.
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
On March 19, 2025, the parties to the Edelman Derivative Action and the Securities Class Action filed an administrative motion to consider whether the Edelman Derivative Action should be related to the Securities Class Action. On April 1, 2025, the Court granted the motion.
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

10. STOCK INCENTIVE PLANS
As of September 30, 2026, the Company had a total of 3,901,252 shares available for grant under its 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan and 2025 Inducement Equity Incentive Plan.
Stock Options
There were no stock options granted to employees during the nine months ended September 30, 2026.
The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2025	2,478,871	$20.47
Exercised	(948,302)	19.85
Forfeited	(16,824)	17.50
Expired	(38,607)	28.36
Stock options outstanding at September 30, 2026	1,475,138	20.70
Stock options exercisable at September 30, 2026	1,089,368	$23.10
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes restricted stock units, or RSUs, and performance restricted stock units, or PSUs, activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
RSUs and PSUs outstanding at December 31, 2025	3,930,939	$15.54
RSUs granted	1,226,759	22.46
RSUs vested	(1,439,710)	15.38
RSUs forfeited	(686,808)	15.64
PSUs granted	570,634	20.46
PSUs vested	(118,304)	18.99
PSUs forfeited	(111,570)	19.25
RSUs and PSUs outstanding at September 30, 2026	3,371,940	$18.67
The Company granted PSUs under the stock incentive plans. The PSUs granted to employees include financial and operational vesting metrics to be met over a performance period of three years. The number of shares expected to vest, based on initial grant date expected performance achievement, underlying outstanding PSUs was 611,163 and 226,183 as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026, the Company granted 570,634 PSUs (“2026 PSUs”) to employees with an aggregate grant date fair value of $11.7 million at target achievement. The 2026 PSUs provide for a performance period from February 1, 2026 through January 31, 2029 to achieve a defined performance metric. The percentage of 2026 PSUs eligible to vest will be determined based on the metric achieved during the performance period and may range from 0% to 200%. As of September 30, 2026, the achievement of the metric was probable, resulting in expense recognition of $2.4 million and $6.5 million for the three and nine months ended September 30, 2026, respectively. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2029. The PSU expense for the three and nine months ended September 30, 2025 was $0.5 million and $1.1 million, respectively, related to PSUs granted in prior periods.
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
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense relating to employee and non-employee stock-based awards for the three and nine months ended September 30, 2026 and 2025, included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of testing services	$213	$299	$678	$991
Cost of product	—	51	104	390
Cost of patient and digital solutions	96	118	336	527
Research and development	1,197	1,146	3,641	3,912
Sales and marketing	831	1,782	4,232	6,512
General and administrative	7,318	5,022	21,121	14,441
Total	$9,655	$8,418	$30,112	$26,773
As of September 30, 2026, unrecognized stock-based compensation expense related to stock options, RSUs, and PSUs was approximately $3.3 million, $34.2 million, and $16.8 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options, RSUs, and PSUs is expected to be recognized over a weighted-average period of 1.62 years, 2.05 years, and 2.18 years, respectively.
11. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On May 30, 2025, the Company’s Board of Directors authorized a share repurchase program of up to $50.0 million in shares of its common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. There were no repurchases made during the three months ended September 30, 2026 under the May 2025 Repurchase Program. During the nine months ended September 30, 2026, the Company purchased an aggregate of 0.6 million shares of its common stock under the May 2025 Repurchase Program for an aggregate purchase price of $12.2 million. As of September 30, 2026, no amounts were available for future share repurchases under the May 2025 Repurchase Program.
Additionally, on April 24, 2026, the Company's Board of Directors authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of the Company's common stock over a period of up to two years, commencing on April 30, 2026. The April 2026 Repurchase Program may be carried out, subject to approval by a committee of the Company's Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. There were no repurchases made during the three and nine months ended September 30, 2026 under the April 2026 Repurchase Program. As of September 30, 2026, $100.0 million remained available under the April 2026 Repurchase Program.
Common Stock
Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.
The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30, 2026	December 31, 2025
Common stock options outstanding	1,475,138	2,478,871
RSUs and PSUs outstanding	3,371,940	3,930,939
Remaining shares reserved for issuance under the 2016 Inducement Equity Incentive Plan, 2019 Inducement Equity Incentive Plan, 2024 Equity Incentive Plan and 2025 Inducement Equity Plan	3,901,252	3,188,940
Shares reserved under the Employee Stock Purchase Plan	521,187	541,706
Total	9,269,517	10,140,456
Preferred Stock
As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2026 and December 31, 2025.
12. INCOME TAXES
The Company's effective tax rate may vary from the U.S. federal statutory tax rate due to a change in valuation allowance, change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.

For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $8.6 million and $4.8 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $15,000 and $74,000, respectively. The increase in the income tax benefit for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily attributable to the release of a portion of the Company’s valuation allowance in connection with the Naveris Transaction completed on July 1, 2026, as described below. For the nine months ended September 30, 2026, this benefit was partially offset by current tax expense of approximately $4.6 million related to the taxable gain recognized on the sale of the lab products business completed on June 30, 2026 (see Note 1 to these financial statements).
As part of the purchase accounting for the Naveris Transaction, the Company recorded approximately $10.2 million of deferred tax liabilities (“DTLs”), primarily related to differences between the book and tax bases of acquired identifiable intangible assets. Because these DTLs are expected to reverse and provide a source of taxable income against which the Company’s existing U.S. deferred tax assets may be utilized, the Company released $9.8 million of its valuation allowance. This release was recognized as an income tax benefit in the period of acquisition. A net deferred tax liability of approximately $0.4 million remains, as the 80% limitation on net operating loss utilization and the limitation on research and development credit usage prevent the Company’s existing deferred tax assets from fully offsetting the DTLs.
The Company evaluates the realizability of its net deferred tax assets by considering all available positive and negative evidence, including: (i) cumulative results of operations in recent years, (ii) the nature and sources of recent losses, (iii) projections of future taxable income, and (iv) the remaining carryforward periods for net operating losses and tax credits. Based on the Company’s history of U.S. losses and other relevant factors, management has concluded that it is more likely than not that the Company will not realize its U.S. net deferred tax assets and, accordingly, continues to maintain a valuation allowance against those assets. The Naveris DTL, however, represents an existing, objectively measurable tax liability whose reversal will generate taxable income irrespective of the Company’s future operating performance. Therefore, a partial release of the valuation allowance, limited to the amount expected to be realized upon the reversal of the Naveris DTL, is considered appropriate.
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

Revenue by geographic regions are based upon the customers’ ship-to address for product revenue, the region of testing for testing services revenue and the region where the performance obligation is satisfied for patient and digital solutions revenue. The following table summarizes reportable revenue by geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Testing services revenue
United States	$118,675	$72,073	$309,252	$195,181
Rest of World	516	95	1,264	941
	$119,191	$72,168	$310,516	$196,122
Product revenue
United States	$—	$7,593	$14,579	$21,293
Rest of World	—	4,885	8,558	13,828
	$—	$12,478	$23,137	$35,121
Patient and digital solutions revenue
United States	$20,133	$15,392	$55,249	$40,090
Rest of World	38	17	108	86
	$20,171	$15,409	$55,357	$40,176

Total revenue
Total United States	$138,808	$95,058	$379,080	$256,564
Total Rest of World	554	4,997	9,930	14,855
	$139,362	$100,055	$389,010	$271,419
The following table summarizes long-lived assets, consisting of property and equipment, net, by geographic regions (in thousands):

	September 30, 2026	December 31, 2025
Long-lived assets:
United States	$27,011	$32,635
Rest of World	—	336
Total	$27,011	$32,971
The CODM assesses the Company’s performance by using net income (loss). The CODM uses net income (loss) predominately in the annual budget and forecasting process. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. The CODM considers budget-to-actual variances on a quarterly basis for the profit measure when making decisions. The CODM organizes the business and leaders functionally. The CODM assesses performance and resources are allocated to functions which utilize those allocations across the business’s testing services and digital solutions offerings.
Following the Naveris Transaction, the Company continues to operate as a single operating and reportable segment. See Note 6 to these financial statements.
In connection with the sale of the lab products business completed on June 30, 2026 (see Note 1 to these financial statements), the Company derecognized property and equipment located in Stockholm, Sweden and Fremantle, Australia, which was included in the net assets sold in determining the gain on sale of lab products business.

The following table summarizes the reconciliation to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Testing services revenue	$119,191	$72,168	$310,516	$196,122
Product revenue	—	12,478	23,137	35,121
Patient and digital solutions revenue	20,171	15,409	55,357	40,176
Total revenue	139,362	100,055	389,010	271,419
Less:
Cost of testing services[1]	21,545	14,058	53,582	43,192
Cost of product[1]	—	5,131	8,560	14,505
Cost of patient and digital solutions[1]	15,356	10,050	41,215	25,323
Personnel cost	47,375	33,915	138,596	93,988
Professional and legal fees	5,948	10,307	19,721	32,847
Research materials and clinical trials expense	2,889	1,791	10,808	9,022
Depreciation and amortization expense	5,926	3,020	11,102	8,921
Stock-based compensation expense	9,629	8,418	30,011	26,773
Litigation settlement expense	—	—	600	5,710
Business development and portfolio optimization expense[2]	5,527	—	19,962	—
Transformational initiative costs	—	524	—	2,395
Gain on sale of lab products business	—	—	(112,966)	—
Other segment items[3]	8,083	13,179	40,934	33,149
Interest income, net	(2,208)	(2,013)	(5,852)	(7,160)
Segment and condensed consolidated net income (loss)	$19,292	$1,675	$132,737	$(17,246)
1 Cost of testing services, cost of product and cost of patient and digital solutions include depreciation expense.
2 Business development and portfolio optimization expense primarily includes legal, consulting, financial advisory, due diligence, and other transaction-related costs incurred in connection with business development activities, including the sale of lab products business and the Naveris Transaction.
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
Our commercially available post-transplant testing services consist of AlloSure® Kidney, a donor-derived cell-free DNA, or dd-cfDNA, solution for kidney transplant patients, AlloMap® Heart, a gene expression profiling solution for heart transplant patients, AlloSure® Heart, a dd-cfDNA solution for heart transplant patients, HeartCare, the combined use of AlloMap Heart and AlloSure Heart, and AlloSure® Lung, a dd-cfDNA solution for lung transplant patients. Our commercially available specialty oncology service is NavDx®, a blood-based test that detects and monitors human papillomavirus (HPV)-mediated cancers — including head, neck, and anal cancers — from diagnosis through post-treatment molecular residual disease (MRD) surveillance. Our post-transplant testing services and NavDx are collectively referred to as “the CLIA Tests”. We have initiated several clinical studies to generate data on our existing and planned future testing services. From time to time, we partner with pharma and biopharma companies to use our technology and tests, often in clinical trials, to identify or screen for patients that may be appropriate candidates for their products. We also provide digital and patient solutions, including clinical practice management software, data and analytics tools, and patient support offerings.
Highlights for the Three Months Ended September 30, 2026
•Revenue of $139 million, an increase of 39% year-over-year
•Testing Services revenue of $119 million, an increase of 65% year-over-year
•Testing Services volume of approximately 75,900, an increase of 51% year-over-year, including contributions following our acquisition of NavDx
•Patient and Digital Solutions revenue of $20 million, an increase of 31% year-over-year
•Net income of $19 million, compared with net income of $2 million for the third quarter of 2025
•Cash flow from operations of $13 million
Financial Operations Overview
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
Testing Services Revenue
Our testing services revenue is derived from the CLIA Tests, which represented 86% and 80% of our total revenue for the three and nine months ended September 30, 2026, respectively, and 72% of our total revenue for each of the three and nine months ended September 30, 2025. Our testing services revenue depends on a number of factors, including (i) the number of tests performed; (ii) establishment of coverage policies by third-party insurers and government payers; (iii) our ability to collect from payers with whom we do not have positive coverage determination, which often requires that we pursue a case-by-case appeals process; (iv) our ability to recognize revenues on tests billed prior to the establishment of reimbursement policies, contracts or payment histories; and (v) how quickly we can successfully commercialize new product offerings.
Product Revenue
On June 30, 2026, we completed the sale of our lab products business, which included our kitted laboratory products, to Eurobio (see Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Our product revenue was derived primarily from sales of kitted laboratory products. No product revenue was recognized for the three months ended September 30, 2026.

Patient and Digital Solutions Revenue
Our patient and digital solutions revenue is mainly derived from sales of our Ottr software, XynQAPI, MedActionPlan, mTilda (HLA Data Systems), TransChart and Tx Access licenses, services and SaaS agreements across the digital portfolio, as well as our pharmacy sales at the CareDx Pharmacy (formerly known as The Transplant Pharmacy, or TTP). Patient and digital solutions revenue represented 14% of our total revenue for each of the three and nine months ended September 30, 2026 and 15% of our total revenue for each of the three and nine months ended September 30, 2025.
Factors Affecting Our Performance
The Number of the CLIA Tests We Receive and Report
The growth of our testing services is tied to the number of patient samples for the CLIA Tests we receive and patient results we report. We incur costs in connection with collecting and shipping all samples and a portion of the costs when we cannot ultimately issue a report. As a result, the number of patient samples received largely correlates directly to the number of patient results reported.
Continued Growth of Patient and Digital Sales
The growth of our patient and digital revenues is tied to the continued successful implementation of our pharmacy and software solutions, as well as continued support and maintenance of these products and services. Our software is currently implemented in multiple locations in the United States. The software implementation teams are based in Omaha, Nebraska. In addition, the CareDx Pharmacy is located mainly in Flowood, Mississippi and Atlanta, Georgia, and includes hospital-affiliated pharmacies located on-site at the transplant center and specialty pharmacies that provide transplant-specific care and dispensing services. Additionally, with HLA Data Systems, we are able to support HLA laboratories in managing their day-to-day workflow.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
(In thousands)

	Three Months Ended September 30,
	2026	2025	Change	Change (%)
Revenue:
Testing services revenue	$119,191	$72,168	$47,023	65%
Product revenue	—	12,478	(12,478)	(100)%
Patient and digital solutions revenue	20,171	15,409	4,762	31%
Total revenue	139,362	100,055	39,307	39%
Operating expenses:
Cost of testing services	24,683	14,705	9,978	68%
Cost of product	—	5,629	(5,629)	(100)%
Cost of patient and digital solutions	15,604	10,320	5,284	51%
Research and development	21,324	16,769	4,555	27%
Sales and marketing	31,650	24,449	7,201	29%
General and administrative	37,989	28,429	9,560	34%
Total operating expenses	131,250	100,301	30,949	31%
Income (loss) from operations	8,112	(246)	8,358	(3,398)%
Other income:
Interest income, net	2,208	2,013	195	10%
Other income (expense), net	372	(107)	479	(448)%
Total other income	2,580	1,906	674	35%
Income before income taxes	10,692	1,660	9,032	544%
Income tax benefit	8,600	15	8,585	*
Net income	$19,292	$1,675	$17,617	1,052%

*Percentage not meaningful
Testing services revenue
Testing services revenue increased by $47.0 million, or 65%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by $12.5 million of revenue from NavDx tests performed following the Naveris Transaction and testing services volume growth of 20.8% (excluding NavDx tests) as compared to the same period in 2025. The variance between revenue growth and volume growth was primarily driven by $17.3 million of revenue recognized during the period associated with tests performed in prior periods under ASC 606, compared to $5.9 million in the same period in 2025, partially offset by a $2.6 million reduction in testing services revenue related to the recognition of refund reserves payable to third-party payers.
Product revenue
The decrease in product revenue was due to the sale of our lab products business, which was completed on June 30, 2026. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $4.8 million, or 31%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher pharmacy sales and growth in our digital solutions, particularly an expanded customer base from Ottr software.
Cost of testing services
Cost of testing services increased by $10.0 million, or 68%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributed to higher testing services volume, amortization of acquired intangible assets amounting to $2.7 million, and NavDx testing costs following the Naveris Transaction, partially offset by continued efficiency measures to lower laboratory expenses.

Cost of product
The decrease in cost of product was due to the sale of our lab products business, which was completed on June 30, 2026. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $5.3 million, or 51%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to an increase in the cost of goods from our pharmacy business.
Research and development
Research and development expenses increased by $4.6 million, or 27%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $1.0 million in clinical trial and lab supplies expenses, $1.0 million in software-related expenses, $0.9 million in personnel-related costs, $0.8 million in amortization and impairment expense, $0.3 million in consulting and licensing expense, $0.3 million in equipment-related costs and $0.3 million in facilities-related costs.
Sales and marketing
Sales and marketing expenses increased by $7.2 million, or 29%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $7.0 million in personnel-related costs, $0.5 million in travel expenses, $0.4 million in marketing expenses and $0.2 million in software-related expenses, partially offset by a decrease of $0.9 million in stock-based compensation expense.
General and administrative
General and administrative expenses increased by $9.6 million, or 34%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $4.5 million in personnel-related costs, $2.3 million in stock-based compensation expense, $2.0 million in legal and consulting expenses and $1.8 million in software-related expenses, partially offset by a decrease of $1.0 million in facilities-related costs.
Interest income, net
Interest income, net increased by $0.2 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a higher average balance in cash and cash equivalents.
Other (expense) income, net
Other (expense) income, net increased by $0.5 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to foreign exchange losses during the three months ended September 30, 2025.
Income tax benefit
Income tax benefit increased by $8.6 million for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a deferred income tax benefit of $9.8 million recognized related to the valuation allowance release in connection with the Naveris Transaction (see Notes 6 and 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information) which was partially offset by approximately $1.2 million related to federal and state income tax expense.

Results of Operations
Comparison of the Nine Months Ended September 30, 2026 and 2025
(In thousands)

	Nine Months Ended September 30,
	2026	2025	Change	Change (%)
Revenue:
Testing services revenue	$310,516	$196,122	$114,394	58%
Product revenue	23,137	35,121	(11,984)	(34)%
Patient and digital solutions revenue	55,357	40,176	15,181	38%
Total revenue	389,010	271,419	117,591	43%
Operating expenses:
Cost of testing services	57,698	45,224	12,474	28%
Cost of product	9,176	16,196	(7,020)	(43)%
Cost of patient and digital solutions	42,008	26,307	15,701	60%
Research and development	65,116	52,123	12,993	25%
Sales and marketing	95,464	71,719	23,745	33%
General and administrative	109,381	78,881	30,500	39%
Gain on sale of lab products business	(112,966)	—	(112,966)	100%
Litigation settlement expense	600	5,710	(5,110)	(89)%
Total operating expenses	266,477	296,160	(29,683)	(10)%
Income (loss) from operations	122,533	(24,741)	147,274	(595)%
Other income:
Interest income, net	5,852	7,161	(1,309)	(18)%
Other (expense) income, net	(398)	260	(658)	(253)%
Total other income	5,454	7,421	(1,967)	(27)%
Income (loss) before income taxes	127,987	(17,320)	145,307	(839)%
Income tax benefit	4,750	74	4,676	*
Net income (loss)	$132,737	$(17,246)	$149,983	(870)%

*Percentage not meaningful
Testing services revenue
Testing services revenue increased by $114.4 million, or 58%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by $12.5 million of revenue from NavDx tests performed following the Naveris Transaction and testing services volume growth of 18.3% (excluding NavDx tests) as compared to the same period in 2025. The variance between revenue growth and volume growth was primarily driven by $52.9 million of revenue recognized during the period associated with tests performed in prior periods under ASC 606, compared to $1.0 million in the same period in 2025, partially offset by an $8.4 million reduction in testing services revenue related to the recognition of refund reserves payable to third-party payers.
Product revenue
The decrease in product revenue was due to the sale of our lab products business, which was completed on June 30, 2026, following which no product revenue was recognized. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Patient and digital solutions revenue
Patient and digital solutions revenue increased by $15.2 million, or 38%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by higher pharmacy sales and growth in our digital solutions, particularly an expanded customer base from Ottr software.
Cost of testing services
Cost of testing services increased by $12.5 million, or 28%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributed to higher testing services volume, amortization of acquired intangible assets amounting to $2.7 million, and NavDx testing costs following the Naveris Transaction, partially offset by continued efficiency measures to lower laboratory expenses.
Cost of product
The decrease in cost of product was due to the sale of our lab products business, which was completed on June 30, 2026. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Cost of patient and digital solutions
Cost of patient and digital solutions increased by $15.7 million, or 60%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to an increase in the cost of goods from our pharmacy business.
Research and development
Research and development expenses increased by $13.0 million, or 25%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $7.7 million in personnel-related costs, $1.3 million in consulting and licensing expense, $1.3 million in depreciation and impairment expenses, $1.1 million in clinical trial and lab supplies expenses, $1.0 million in facilities-related expenses, $0.7 million in software-related expenses and $0.2 million in equipment-related expenses, partially offset by a decrease of $0.3 million in stock-based compensation expense.
Sales and marketing
Sales and marketing expenses increased by $23.7 million, or 33%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $21.1 million in personnel-related costs, $2.9 million in marketing expenses, $1.5 million in travel expenses and $0.4 million in software-related expenses, partially offset by a decrease of $2.2 million in stock-based compensation expense.
General and administrative
General and administrative expenses increased by $30.5 million, or 39%, for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to increases of $13.9 million in personnel-related costs, $7.9 million in legal and consulting expenses, $6.6 million in stock-based compensation expense and $4.4 million in software-related expenses, partially offset by the absence of a $2.3 million one-time impairment charge related to an intangible asset and associated construction in progress recognized in the prior-year period.
Gain on sale of lab products business
Gain on sale of lab products business of $113.0 million in the current period reflects the gain on the sale of our lab products business. For details regarding the sale, see Note 1, Organization and Description of Business, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Sale of Lab Products Business,” which is incorporated herein by reference.
Litigation settlement expense
Litigation settlement expenses decreased by $5.1 million, or 89%, for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease in litigation settlement expense was mainly due to the settlement of $5.4 million related to the Securities Class Action and additional litigation settlement expense of $0.4 million during the nine months ended September 30, 2025, which was partially offset by a $0.6 million settlement related to the Edelman Derivative Action and the Burns Derivative Action during the nine months ended September 30, 2026. For details regarding these lawsuits, see Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations”, which is incorporated herein by reference.
Interest income, net
Interest income, net decreased by $1.3 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a decrease in average balance of cash, cash equivalents and marketable securities.
Other (expense) income, net
Other (expense) income, net decreased by $0.7 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to foreign exchange gain during the nine months ended September 30, 2025.

Income tax benefit
Income tax benefit increased by $4.7 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a deferred income tax benefit of $9.8 million related to the valuation allowance partial release in connection with the Naveris Transaction (see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information) which was partially offset by the current tax expense of $4.6 million recognized on the taxable gain from the sale of our lab products business (see Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information) and approximately $0.5 million related to federal and state income tax expense.
Cash Flows for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes the primary sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$47,655	$20,669
Investing activities	143,761	37,071
Financing activities	(5,510)	(80,932)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(96)
Net increase (decrease) in cash, cash equivalents and restricted cash	$185,910	$(23,288)
Operating Activities
Net cash provided by operating activities consists of net income, adjusted for certain noncash items in the condensed consolidated statements of operations and changes in operating assets and liabilities.
Cash provided by operating activities for the nine months ended September 30, 2026 was $47.7 million. Net operating assets changed by $12.9 million. Our noncash items primarily included $113.0 million in gain on sale of lab products business, $30.1 million in stock-based compensation expense, $13.9 million of depreciation and amortization expense, $9.8 million of deferred income tax benefit in connection with the Naveris Transaction, $4.5 million of amortization of right-of-use assets, $1.4 million of amortization of premium on short-term marketable securities, net, and $0.2 million of loss on disposal of assets.
Cash provided by operating activities for the nine months ended September 30, 2025 was $20.7 million. Net operating assets changed by $8.4 million. Our noncash items primarily included $26.8 million in stock-based compensation expense, $11.1 million of depreciation and amortization expense, $4.0 million of amortization of right-of-use assets, $2.3 million of one-time impairment charge related to an intangible asset and associated construction in progress, $1.5 million of amortization of premium on short-term marketable securities, net, and $0.5 million of revaluation of contingent consideration to estimated fair value.
Investing Activities
For the nine months ended September 30, 2026, net cash provided by investing activities of $143.8 million was primarily related to net proceeds from the sale of our lab products business of $164.8 million, sales of marketable securities of $114.6 million, and maturities of marketable securities of $59.7 million, partially offset by the acquisition of Naveris in the amount of $145.8 million, net of cash acquired, purchases of marketable securities of $39.9 million, $7.3 million related to additions of property and equipment and $2.5 million related to purchase of long-term investments.
For the nine months ended September 30, 2025, net cash provided by investing activities of $37.1 million was primarily related to proceeds from maturities of marketable securities of $126.0 million, partially offset by purchases of marketable securities of $84.4 million, $3.9 million related to additions of property and equipment, and $0.7 million related to acquisition of an intangible asset.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 of $5.5 million was primarily due to taxes paid related to net share settlements of restricted stock units of $13.1 million, repurchase and retirement of common stock of $12.2 million, and payment for contingent consideration of $1.5 million, partially offset by proceeds from exercise of stock options of $18.8 million and proceeds from issuances of common stock under our employee stock purchase plan of $2.5 million.

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
Liquidity and Capital Resources
We have historically incurred significant losses and negative cash flows from operations and had an accumulated deficit of $486.2 million at September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $250.5 million and no debt outstanding.
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
Stock Repurchase Programs
On May 30, 2025, our Board of Directors authorized a share repurchase program of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025, or the May 2025 Repurchase Program. The May 2025 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. There were no repurchases made during the three months ended September 30, 2026 under the May 2025 Repurchase Program. During the nine months ended September 30, 2026, we purchased an aggregate of 0.6 million shares of our common stock under the May 2025 Repurchase Program for an aggregate purchase price of $12.2 million. As of September 30, 2026, no amounts remained available for future share repurchases under the May 2025 Repurchase Program.
Additionally, on April 24, 2026, our Board of Directors authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of our common stock over a period of up to two years, commencing on April 30, 2026. The April 2026 Repurchase Program may be carried out, subject to approval by a committee of our Board of Directors, through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. There were no repurchases made during the three and nine months ended September 30, 2026 under the April 2026 Repurchase Program. As of September 30, 2026, $100.0 million remained available under the April 2026 Repurchase Program.
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
Acquisition of Naveris
On July 1, 2026, we completed the acquisition of Naveris for total consideration of $203.3 million, consisting of $159.3 million in cash and contingent consideration with an acquisition-date fair value of $44.0 million. The cash consideration included $151.7 million paid to Naveris’ securityholders, of which $5.0 million was deposited into an escrow account, and $7.6 million was paid to settle vested stock options. In connection with the closing, we also paid $9.7 million of Naveris’ transaction expenses, which were assumed as liabilities in the acquisition, and acquired $13.5 million of cash. The purchase price remains subject to customary post-closing adjustments. Naveris’ former securityholders are eligible to receive up to $100.0 million in additional cash consideration contingent upon the achievement of specified revenue-based milestones for the fiscal years ending December 31, 2026 and December 31, 2027; the portion attributable to the 2026 milestone, if earned, would be payable in the first half of 2027. See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Contractual Obligations
For a discussion regarding our significant contractual obligations as of September 30, 2026 and the effect those obligations are expected to have on our liquidity and cash flows in future periods, refer to Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” respectively, included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Operations
Prior to the sale of the lab products business on June 30, 2026, the accompanying unaudited condensed consolidated balance sheets contained certain recorded assets in foreign countries, namely in Stockholm, Sweden and Fremantle, Australia. These assets were transferred as part of the sale and are no longer reflected in the unaudited condensed consolidated balance sheet as of September 30, 2026. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. To the extent we continue to sell our solutions internationally, foreign exchange transactions, export duties, government regulations or unanticipated events in foreign countries could continue to have a material adverse effect on our operations.
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
•Stock-based compensation; and
•Gain on sale of lab products business.
There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the accounting policies and estimates related to the Naveris Transaction and the sale of our lab products business.

Business Combination - Naveris Transaction

We account for acquired businesses using the acquisition method of accounting under ASC 805, Business Combinations. With respect to business combinations, we determine the purchase price, including contingent consideration, and allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed, based on estimated fair values. The excess of the purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. The allocation of the purchase price for the acquisition of Naveris is preliminary and subject to change during the measurement period, which will not exceed one year from the acquisition date.
We engaged a third-party professional service provider to assist in determining the fair values of the purchase consideration, assets acquired, and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to contingent consideration and intangible assets, such as developed technology, trade names, and customer relationships. Critical estimates that we have used in valuing these elements include, but are not limited to, future expected cash flows using valuation techniques (e.g., Monte Carlo simulation models) and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.
The fair values of the developed technology and customer relationships were determined using income-based valuation methods, and the trade names were valued using a relief-from-royalty method. Significant inputs used in the intangible asset valuations included forecasted revenue and margins, an obsolescence factor reflecting the expected decline of the existing technology, expected research and development cost savings, contributory asset charges, customer attrition rates, royalty rates, long-term growth rates, and risk-adjusted discount rates.
The purchase price of Naveris included contingent consideration payable upon the achievement of specified revenue-based milestones in respect of fiscal years ending December 31, 2026 and December 31, 2027, with any payments expected to be made in 2027 and 2028, respectively. A portion of the contingent consideration is attributable to post-combination services and is recognized as compensation expense over the requisite service period. The fair value of the contingent consideration was estimated using a Monte Carlo simulation based on significant unobservable inputs, including projected NavDx revenue, revenue volatility, a revenue risk premium, an operational leverage ratio, a credit spread, and term-matched risk-free rates based on the U.S. Treasury yield curve. The valuation used a risk-neutral framework and a mid-period discounting convention. The contingent consideration is classified within Level 3 of the fair value hierarchy and is remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in operating expenses in the condensed consolidated statements of operations.
The most significant assumption underlying the fair values of both the acquired intangible assets, principally the NavDx developed technology, and the contingent consideration is our forecast of NavDx revenue, including test volume growth and reimbursement per test. Because the contingent consideration is based on NavDx revenue for fiscal years 2026 and 2027 and is capped at $100.0 million, its fair value is particularly sensitive to near-term deviations from forecast and to the revenue volatility assumption. Our NavDx revenue forecast is subject to a number of risks and uncertainties, many of which are outside of our control, including changes in Medicare and commercial payer coverage and reimbursement, the pace of clinician adoption, competition from other circulating tumor DNA assays, and our ability to successfully integrate Naveris in a specialty oncology market in which we have limited operating experience, each of which is discussed further in Part II, Item 1A, “Risk Factors”. The discount rates and credit spread used in these valuations are also significant assumptions that are affected by interest rates and conditions in the financial markets.
Accordingly, changes in these assumptions, particularly our forecast of NavDx revenue, could result in material adjustments to the contingent consideration liability and the amounts we ultimately pay, as well as impairment of goodwill or intangible assets, any of which could have a material impact on our results of operations in a given reporting period.
Sale of Lab Products Business

On June 30, 2026, we completed the sale of our lab products business to Eurobio and received cash proceeds of approximately $171.7 million, reflecting the base purchase price of $170.0 million, as adjusted for estimated working capital, cash, and other adjustments, subject to finalization of other customary post-closing purchase price adjustments, excluding transaction costs. During the nine months ended September 30, 2026, we recognized a gain on sale of lab products business of approximately $113.0 million, measured as the consideration received less the carrying amount of the net assets transferred to Eurobio or otherwise derecognized (including $4.4 million of goodwill allocated to the lab products business, which reduced the gain on sale), net of transaction costs of approximately $4.8 million. The reclassification of accumulated foreign currency translation adjustments related to the foreign entities sold was included in the gain on sale of lab products business. The gain on sale of lab products business was presented within operating expenses in the unaudited condensed consolidated statements of operations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $250.5 million at September 30, 2026, which consisted of bank deposits. However, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would have an approximate impact of $2.5 million on our unaudited condensed consolidated balance sheets.
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
ITEM 4.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of September 30, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Naveris into our internal control over financial reporting. As permitted by SEC guidance for newly acquired businesses, we intend to exclude Naveris from management’s assessment of the effectiveness of our internal control over financial reporting for the year in which the acquisition was completed. Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of substantial net losses since our inception, and we may incur net losses in future periods. For the three months ended September 30, 2026, our net income was $19.3 million and for the three months ended September 30, 2025, our net income was $1.7 million. As of September 30, 2026, we had an accumulated deficit of $486.2 million. Although we reported net income of $19.3 million for the three months ended September 30, 2026, we have not consistently achieved profitability and there can be no assurance that we will be able to sustain profitability on a quarterly or annual basis. We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:
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
Even if we achieve significant revenues, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy or even continue to operate. For a detailed discussion of our financial condition and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We receive a substantial portion of our revenues from Medicare, and the loss of, or a significant reduction in, reimbursement from Medicare would severely and adversely affect our financial performance.
For the three months ended September 30, 2026, revenue from Medicare for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and NavDx represented 37% of our testing services revenue and 31% of our total revenue. However, we may not be able to maintain or increase our tests reimbursed by Medicare for a variety of reasons, including changes in reimbursement practices, general policy shifts, or reductions in reimbursement amounts. We cannot predict whether Medicare reimbursements will continue at the same payment amount or with the same breadth of coverage in the future, if at all. For example, on December 30, 2024, we received a CPT code for our AlloSure Kidney, AlloSure Heart and AlloSure Lung tests (PLA Code 0540U), which subjects such tests to a repricing process. On November 25, 2025, CMS issued a final determination to crosswalk AlloSure (0540U) to CPT code 0493U. As a result, PLA Code 0540U was listed on the Clinical Laboratory Fee Schedule effective January 1, 2026 at approximately $2,753. The new reimbursement rate represents an $88 decrease to the previous pricing for our AlloSure Kidney test, and no change to the pricing for AlloSure Heart and AlloSure Lung tests.
The Protecting Access to Medicare Act of 2014, or PAMA, included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.
On February 3, 2026, the “Consolidated Appropriations Act, 2026” was passed amending the PAMA law. The legislation required us, and other laboratories, to report private payor rates paid between January 1, 2025 and June 30, 2025 to CMS with a reporting period from May through July 2026. The volume-weighted median of the rates reported for each test will be used to set the CLFS rates for some of our tests in calendar years 2027 to 2029. On September 21, 2026, CMS released preliminary CLFS payment rates for calendar year 2027 based on the reported data. Under the preliminary rates, the AlloMap reimbursement rate would remain unchanged at $3,240 and the AlloSure reimbursement rate would increase from $2,753 to $2,840. The preliminary rates are subject to public comment and potential revision, and CMS has indicated that final rates will be published in November 2026 and become effective January 1, 2027. There can be no assurance that the final rates for our tests will not differ from the preliminary rates. In addition, the preliminary rates reflect reductions for a substantial majority of tests on the CLFS, and there can be no assurance that rates for our current or future tests will not be reduced in future pricing cycles.
AlloSure Kidney has been a covered service for Medicare beneficiaries since October 2017 through a Local Coverage Determination, or LCD, first issued by Palmetto MolDX, or MolDX, which was formed to identify and establish coverage and reimbursement for molecular diagnostics tests, and then adopted by Noridian Healthcare Solutions, our Medicare Administrative Contractor, or Noridian.
On August 10, 2023, MolDX and Noridian released a draft proposed revision to the LCD (DL38568, Palmetto; DL38629, Noridian) that, if adopted, would revise the existing foundational LCD, MolDX: Molecular Testing for Solid Organ Allograft Rejection (L38568 and L38629). On August 16, 2024, CMS issued a press release entitled “MolDX Local Coverage Determination Statement,” announcing that after careful consideration of the feedback received from interested parties, as well as the public comments and further review of evidence, the Medicare Administrative Contractors, or MACs, decided not to finalize the proposed LCD issued on August 10, 2023. CMS further stated that due to the importance of identifying solid organ allograft rejection early and to ensure the public has additional opportunities to comment on the policy, the MACs intend to issue a new LCD in the coming months. CMS stated that neither it nor the MACs have changed coverage for the blood tests that monitor for organ transplantation rejection when ordered by their physicians in medically appropriate circumstances, and explained that transplant patients would continue to have access to these blood tests, including: when there are signs or symptoms of rejection; after a physician-assessed pretest, including for surveillance testing; after an indeterminate biopsy; as a replacement for a biopsy when deemed clinically appropriate by the patient’s qualified physician; and for evaluation of the adequacy of immunosuppression. On July 17, 2025, Palmetto GBA’s MolDX and Noridian released a new draft proposed revision to the existing foundational LCD (DL40058, DL40060) with a revised accompanying billing article (DA60146, DA60152), or the Proposed LCD. On July 16, 2026, a final LCD (L40060) and billing article (A60152), or the Final LCD, were published, and the Final LCD became effective on August 30, 2026. The Final LCD affirms coverage across our transplant testing offerings in kidney, heart, and lung, including for-cause and surveillance testing, with defined coverage criteria. While the Final LCD affirms coverage for these offerings, changes in coverage criteria, utilization limitations, or payment amounts, including as a result of any future revisions to the LCD, could adversely affect our business, operating results and prospects.
NavDx has been a covered service for Medicare beneficiaries since August 2023 through an LCD issued by Palmetto GBA, and is priced nationally as an advanced diagnostic laboratory test, or ADLT, at $1,800 under CPT Code 0356U. In addition, NavDx coverage depends on a single LCD, and any revision or retirement of the LCD covering NavDx could restrict or eliminate coverage for NavDx and materially reduce the revenue we expect from our oncology business. As an ADLT, NavDx is subject to annual re-pricing based on a weighted median of private payer rates for the test, and any decline in the private payer rates we report could reduce the Medicare payment rate for NavDx more quickly than for our other tests.

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
On a five-year rotational basis, Medicare requests bids for its regional MAC services. The MAC for California is currently Noridian Healthcare Solutions. The MAC for North Carolina is Palmetto GBA. Our current Medicare coverage through Noridian and Palmetto GBA provides for reimbursement for tests performed for qualifying Medicare patients throughout the United States so long as the tests are performed in our California and North Carolina laboratories. We cannot predict whether Noridian, Palmetto GBA, or any future MAC will continue to provide coverage for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, or NavDx with the same breadth of coverage in the future, if at all. Additional changes in the MAC processing Medicare claims for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, or NavDx could impact the coverage for our tests and our ability to obtain Medicare coverage for any products we may launch in the future.
Any decision by CMS or its local contractors to reduce or deny coverage for our tests would have a significant adverse effect on our revenue and results of operations and ability to operate and raise capital. Any such decision could also cause affected clinicians treating Medicare-covered patients to reduce or discontinue the use of our tests.
Our financial results currently are largely dependent on sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and NavDx tests, and we will need to generate sufficient revenues from these and other solutions and tests we develop to grow our business.
We expect that sales of testing services will account for a substantial portion of our revenue for at least the next two years. If we are unable to increase sales of our testing services or successfully develop and commercialize other solutions, tests or enhancements, or if we do not continue our Medicare reimbursement submissions for our testing at the same levels, our revenues and ability to achieve profitability would be impaired, and the market price of our common stock could decline.
Health insurers and other third-party payers may decide to revoke coverage of our existing tests, decide not to cover our future solutions or may provide inadequate reimbursement, which could jeopardize our commercial prospects.
Successful commercialization of AlloSure Kidney, AlloMap Heart and AlloSure Heart, HeartCare, AlloSure Lung, and NavDx depends, in large part, on the availability of coverage and adequate reimbursement from government and private payers. Favorable third-party payer coverage and reimbursement are critical to the commercial success of a diagnostic testing service, and if we are not able to secure positive coverage determinations and reimbursement levels, our business will be materially adversely affected.

Third-party payers have in the past disallowed, and may in the future disallow, in whole or in part, requests for reimbursement based on determinations that the member is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, were redundant or were not coupled with other specified tests or services or additional supporting documentation is necessary. In addition, third-party payers have imposed, and may in the future impose, administrative requirements as a condition of payment, including prior authorization and requests for medical records supporting medical necessity, certain of which can be satisfied only by the ordering healthcare provider or treating transplant center. Because satisfaction of these requirements may depend on the complete and timely response of these providers and may be outside of our control, claims may be delayed or denied, which could adversely affect our revenue and cash collections. Retroactive adjustments may change amounts realized from third-party payers. For example, we are currently involved in a dispute with a significant Medicare Advantage payer concerning payment of claims. We are seeking recovery of claims amounts that we believe were improperly denied, underpaid or recouped. The payer has also asserted entitlement to recoup additional previously paid claims pursuant to the provisions under the contract. We are also subject to claims reviews and/or audits by third-party payers, including governmental audits of our Medicare claims, and have in the past been required to repay these payers in certain circumstances where a preliminary finding was made that we were incorrectly reimbursed. We may also in the future be required to repay these payers if a finding is made that we were incorrectly reimbursed.
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
Seeking payer coverage and other approvals is a time-consuming and costly process. If third-party payers decide not to cover our diagnostic testing services or if they offer inadequate payment amounts, our ability to generate revenue from AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx, and future solutions could be limited.

We are and could become subject to legal proceedings that could be time-consuming, result in costly litigation and settlements/judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.
We are currently, have in the past been, and from time to time in the future may become, involved in lawsuits, claims and proceedings incident to the ordinary course of, or otherwise in connection with, our business. We intend to defend ourselves vigorously, and we believe that we have good and substantial defenses to the claims alleged in the suits, but there is no guarantee that we will prevail. See Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations,” which is incorporated herein by reference.
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
•expand and train our sales force;
•gain acceptance from ordering clinicians at a larger number of institutions;
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
In addition, the publication of clinical data in peer-reviewed publications is necessary to promote clinician adoption and favorable reimbursement decisions. Clinicians typically take a significant amount of time to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx, and our future solutions, and demonstrate the clinical benefits of these solutions. If our solutions fail to gain commercial acceptance by patients, clinicians or third-party payers, our business and results of operations would be negatively affected.
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
The fields of diagnostic testing in transplantation and specialty oncology are evolving and are subject to rapid technological change. If we are unable to develop solutions to keep pace with rapid medical and scientific change, our operating results could be harmed.
The field of diagnostic testing in transplantation is evolving. Although there have been few advances in technology relating to organ rejection in transplant recipients, the market for medical diagnostic companies is marked by rapid and substantial technological development and innovations that could make AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and our other products and patient and digital solutions, including those in development, outdated. We must continually innovate, expand and update our test offerings to address unmet needs in monitoring transplant-related conditions. AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and our other products and patient and digital solutions, including those in development, could become obsolete unless we continually innovate, enhance and expand our product offerings to include new clinical applications. The market for oncology molecular testing is also subject to rapid technological change and substantial investment by competitors with significantly greater resources than ours. If competing assays obtain broader guideline inclusion, payer coverage or regulatory authorization than NavDx, or offer greater sensitivity, specificity or convenience, NavDx could become less competitive or obsolete and we may not realize the anticipated benefits of our acquisition of Naveris.
If we are unable to demonstrate the effectiveness of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx, or our other products and patient and digital solutions and future diagnostic solutions and tests, if any, compared to new methodologies and technologies, then sales of our tests, products and patient and digital solutions could decline, which would harm our business and financial results.
If clinicians, hospital administrators, medical centers and laboratories do not adopt our diagnostic solutions, we will not achieve future sales growth.
Clinicians and healthcare administrators are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. It is critical to the success of our sales efforts that we continue to educate clinicians, administrators and laboratory directors about our testing services and patient and digital solutions, and demonstrate the clinical and diagnostic benefits of these services and patient and digital solutions. We believe that clinicians, transplant centers and laboratories may not use our services and patient and digital solutions unless they determine, based on published peer-reviewed journal articles, the experience of other clinicians or laboratory verification, that our services and patient and digital solutions provide accurate, reliable and cost-effective information that is useful to their patients. The acceptance of our services and patient and digital solutions will depend upon our ability to demonstrate the safety and efficacy, advantages, short and long-term clinical performance and cost-effectiveness of our services and patient and digital solutions.
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
Due to the historically limited monitoring options and the well-established coverage and reimbursement for biopsies, clinicians are accustomed to monitoring for acute rejection in kidney, heart, and lung transplant recipients by utilizing biopsies. Many clinicians use AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung in parallel with biopsies rather than as an alternative to biopsies. While we do not market AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare or AlloSure Lung as biopsy alternatives, per se, if treatment center administrators view our test as an alternative to a biopsy but believe they would derive more revenue from the performance of biopsies, such administrators may be motivated to reduce or avoid the use of our test. While biopsies are less common for monitoring kidney transplant patients, there are transplant centers that manage patients with protocol biopsies, which could impact AlloSure Kidney revenue. We cannot provide assurance that our efforts will increase the use of our test by new or existing customers. Our failure to increase the frequency of use of our test by new and existing customers would adversely affect our growth and revenues.
If we are unable to successfully compete with established players in the clinical surveillance of the transplantation field, we may be unable to increase or sustain our revenues or achieve profitability.
Our AlloSure Kidney solution for kidney transplant recipients competes against existing diagnostic tests utilized by pathologists, which involves evaluating biopsy samples to determine the presence or absence of rejection. However, because of the risks and discomforts of the invasive kidney biopsy procedure, as well as the expense and relatively low rate of finding moderate to severe grade rejection, biopsy is not a standard practice for surveillance of transplanted kidneys. Additional competition for kidney surveillance diagnostics currently comes from general, non-specific clinical chemistry tests such as serum creatinine, urine protein, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins, iMDx, and Verici have commercially available molecular diagnostics tests. Other entrants with kitted products have indicated they are entering the market for post-transplant surveillance, including Thermo Fisher, Devyser and Bio-Rad. In addition, Eurobio Scientific S.A., which acquired our lab products business, may offer post-transplant surveillance kits that compete with our solutions outside of North America.
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
Competition for our AlloSure Lung solution for lung transplant recipients comes largely from spirometry to assess lung function and biopsy to diagnose rejection in the first few years. These tests are supplemented by general, non-specific clinical chemistry tests such as, immunosuppression drug levels, donor specific antibodies and others that are widely ordered by physician offices and routinely performed in clinical reference labs and hospital labs. This practice has been the standard of care in the United States for many years, and we will need to continue to educate clinicians, transplant recipients and payers about the various benefits of our test in order to change clinical practice. Our competitors also include companies that are focused on the development and commercialization of molecular diagnostic tests. In the field of post-transplant surveillance, Natera, Eurofins and iMDx have commercially available molecular diagnostics tests.
Competition for NavDx comes from conventional surveillance methods for HPV-driven cancers, including imaging, clinical examination, endoscopy and tissue biopsy, as well as from other circulating tumor DNA, or ctDNA, assays, including tests offered by Natera, NeoGenomics, Guardant Health and others. Several of these competitors are significantly larger than we are, offer broader oncology testing menus, have established relationships with oncologists and payers, and have substantially greater resources, and they may develop or market tests for HPV-driven or other viral-mediated cancers that are viewed by clinicians or payers as equivalent or superior to NavDx. If we are unable to compete successfully in specialty oncology, we may not realize the anticipated benefits of our acquisition of Naveris.
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
Many of our potential competitors may have greater brand recognition or substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by clinicians and payers as functionally equivalent to our AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare and AlloSure Lung tests, which could force us to lower the current list price of our test and impact our operating margins and our ability to achieve profitability. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung tests, and our patient and digital solutions, which could prevent us from increasing or sustaining our revenues or achieving profitability and could cause the market price of our common stock to decline.
If we are unable to successfully and continually update our patient and digital solutions on a timely basis, our ability to attract and retain transplant center customers could be impaired and our competitive position could be harmed.
We operate in an environment characterized by rapid development and continuing innovation. We will need to continue to maintain the value of our patient and digital solutions. To compete successfully, we must continually update our software, including maintaining interoperability with the electronic health record systems used by transplant centers. The failure to maintain the quality of our solutions or inability to keep pace with this innovation could render our existing or future solutions obsolete or less attractive to transplant centers. Any failure to anticipate or develop new or enhanced solutions in a timely manner could result in decreased revenue and harm to our business and prospects. If we fail to introduce new or enhanced solutions that meet the needs of our customers, we will lose market share and our business, operating results and prospects will be adversely affected.
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
The value of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and NavDx depends, in large part, on our ability to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and NavDx tests on a timely basis and at a high quality standard, and on our reputation for such timeliness and quality. Failure to implement necessary procedures, transition to new equipment or processes or hire new personnel could result in higher costs of processing or an inability to meet market demand in a timely manner. In addition, changes in the funding of the FDA or other government agencies or comparable foreign regulatory authorities could hinder, prevent or delay their regulatory review and approval processes or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely.
There can be no assurance that we will be able to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx, or our future solutions, if any, on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand for our current and future solutions, our reputation could be harmed and our future prospects and our business could suffer.

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
From 2024 to 2025, our revenue increased from $333.8 million to $379.8 million, which represents an increase of 14%. From the three months ended September 30, 2025 to the three months ended September 30, 2026, our revenue increased from $100.1 million to $139.4 million, which represents an increase of $39.3 million or 39%. In the future, our revenue may not grow at all and it may decline. We believe that our future revenue will depend on, among other factors:
•the continued usage and acceptance of our current and future solutions;
•demand for our testing services and patient and digital solutions;
•the introduction and acceptance of new or enhanced products or services by us or by competitors;
•our ability to maintain reimbursement for AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, and NavDx and secure reimbursement for our future solutions;
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
If our laboratory facilities in the United States become inoperable, we will be unable to perform AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx and future testing solutions, if any, and our business will be harmed.
We perform our testing services for the United States in laboratories located in Brisbane, California, Waltham, Massachusetts and Durham, North Carolina. While we operate multiple laboratory facilities, our testing operations are not fully redundant, and not all of our tests can be readily performed at each laboratory location. Certain tests, including our AlloSure, AlloMap and NavDx offerings, rely on specialized equipment, workflows, personnel training, quality systems, regulatory approvals, and laboratory-specific validations that would require significant time, expense and regulatory review to replicate or transfer to another facility.
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
While we may seek to expand testing capabilities across existing or additional laboratory facilities, doing so would require considerable time and expense, including securing adequate space, installing and qualifying equipment, recruiting and training personnel, conducting analytical and clinical validation activities, obtaining any required regulatory approvals, and establishing the operational and administrative infrastructure necessary to support testing services. Any new clinical laboratory facility established by us in the United States would be required to be certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and would also be required to secure and maintain applicable state licenses, including in states such as California, Massachusetts, Maryland, New York, Rhode Island and Pennsylvania.
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
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of recipient samples to our laboratories and enhanced tracking of these recipient samples. Should a carrier encounter delivery performance issues such as loss, damage or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions, including those affecting delivery services we use would adversely affect our ability to receive and process recipient samples on a timely basis.
Our ability to commercialize our testing solutions that we develop is dependent on our relationships with laboratory services providers and their willingness to support our current and future solutions.
We rely on third-party laboratory services providers to draw and partially process the patient blood samples that are analyzed in our laboratories. Our business will suffer if these service providers do not support AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx or the future solutions that we may develop. For example, these laboratories may determine that processing the samples for our solutions requires too much additional effort. Additionally, if transplant facilities have relationships with large reference laboratories that will not process and send out our specimens, the clinicians at these facilities may deem ordering our tests outside of these relationships too inconvenient for their patients. A lack of acceptance of our current and future solutions by these service providers could result in lower test volume.
If we seek to and are unable to raise additional capital on acceptable terms in the future, it may limit our ability to develop and commercialize new diagnostic solutions and technologies, and we may have to curtail or cease operations.
As of September 30, 2026, we had cash and cash equivalents of $250.5 million and an accumulated deficit of $486.2 million. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
•develop other solutions for clinical surveillance in transplantation;
•increase our selling and marketing efforts to drive market adoption and address competitive developments;
•expand our clinical laboratory operations;
•fund our clinical study activities;
•expand our research and development activities;
•sustain or achieve broader commercialization of our testing services, our patient and digital solutions or enhancements to those tests, and patient and digital solutions;
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
Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including geneticists, biostatisticians, engineers, licensed laboratory technicians and chemists. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. We also face competition from universities, public and private research institutions and other organizations in recruiting and retaining highly qualified scientific personnel. Moreover, regulation or legislation impacting the workforce, such as state laws restricting or prohibiting the use of non-competition agreements and increased scrutiny of such agreements by the Federal Trade Commission, may lead to increased uncertainty in hiring and competition for talent.
In addition, our success depends on our ability to attract and retain laboratory and field personnel with extensive experience in transplant recipient care and surveillance and close relationships with clinicians, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx or our future solutions, if any.
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
Undetected errors or defects in our testing services, assays or software could result in voluntary corrective actions or agency enforcement actions, as well as harm our reputation, decrease market acceptance of our solutions and expose us to product liability or professional liability claims, which could exceed our resources.
Our testing services, assays, algorithms and software may contain undetected errors or defects that are not identified until after they are first introduced or deployed. Disruptions or other performance problems with our offerings, or the perception of disruption or performance problems, may require us to issue corrected test reports, suspend or revalidate an assay, notify clinicians, patients or payers, or withdraw or modify a software release, and may damage our customers’ businesses and harm our reputation. We may also be subject to warranty and liability claims for damages related to errors or defects in our offerings. A material liability claim, corrective action or similar occurrence may cause us to incur significant expense, decrease market acceptance of our solutions and adversely impact our business and operating results.

In addition, the marketing, sale and use of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx and our other products and solutions, or activities related to our research and clinical studies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to adequately perform the analysis for which it was designed. For example, a defect in one of our diagnostic solutions could lead to a false positive or false negative result, affecting the eventual diagnosis. Any incomplete or inaccurate analysis on the part of our technicians could also affect the reliability of the test results. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming to defend, either of which could materially harm our business or financial condition. We cannot provide assurance that our product liability insurance would adequately protect our assets from the financial impact of defending product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. In addition, any product liability claim brought against us, with or without merit, could increase our product liability insurance rates and prevent us from securing insurance coverage in the future at reasonable coverage levels, or at all. Additionally, any product liability lawsuit could cause injury to our reputation, result in the suspension of our testing pending an investigation into the cause of the alleged failure, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could negatively impact our results of operations.
We rely extensively on third-party service providers. Failure of these parties to perform as expected, or interruptions in our relationship with these providers or their provision of services or supplies to us, could interfere with our ability to provide test results for our testing services business.
Our relationship with any of our third-party service providers may impair our ability to perform our services. The failure of any of our third-party service providers to adequately perform their service obligations may reduce our revenues and increase our expenses or prevent us from providing our products and services in a timely manner if at all. In addition, our reputation, business and financial performance could be materially harmed if we are unable to, or are perceived as unable to perform reliable services.
We rely solely on certain suppliers to supply some of the laboratory instruments and key reagents that we use in the performance of our tests. The failure of these suppliers to perform as expected, or an interruption in our relationship with them, could interfere with our ability to provide our tests. These sole source suppliers include Thermo Fisher, which supplies us with instruments, laboratory reagents and consumables; Roche Molecular Systems, which supplies us with laboratory reagents and consumables; Illumina, Inc., or Illumina, which supplies us with instruments, laboratory reagents and consumables; Becton, Dickinson and Company, and Streck, which supply us with cell preparation tubes; Beckman Coulter, which provides laboratory reagents and consumables; Takara, which supplies us with reagents; IDT, which supplies us with reagents; Avantor, which supplies us with consumables; Qiagen N.V., which supplies us with proprietary reagents and reagent kits; Bio-Rad, which supplies us with instruments, laboratory reagents and consumables; and Promega, which supplies us with instruments, laboratory reagents and consumables. We do not have guaranteed supply agreements for all products and reagents used in our testing services with Thermo Fisher, Becton, Dickinson and Company, Bio-Rad or Avantor, which exposes us to the risk that these suppliers may choose to discontinue doing business with us at any time. We periodically forecast our needs to these sole source suppliers and enter into standard purchase orders based on these forecasts.
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

The occurrence of any one of the above could harm our business and, consequently, our revenues and results of operations. Our international operations could be affected by changes in laws, trade regulations and tariffs, labor and employment regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of our current and future products and solutions, as well as by inter-governmental disputes. Although in February 2026 the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the imposition of tariffs, the U.S. government has since imposed or announced tariffs under other statutory authorities, and certain other countries have imposed retaliatory tariffs. The scope, duration and ultimate impact of these tariffs remain uncertain, and additional tariffs or trade restrictions may be imposed or expanded. In light of these events, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to potential partners, suppliers or other third parties we seek to do business with and, in turn, have a material adverse effect on the business and financial condition of such third parties, which in turn would negatively impact us.
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
We may not be able to achieve the anticipated strategic benefits from our acquisition of Naveris, Ottr, XynManagement, TransChart, MedActionPlan, TTP, HLA Data Systems, or any other businesses or assets that we may acquire, or from the sale of our lab products business.
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
Our acquisition of Naveris also expands our business beyond our historical focus on transplant diagnostics and related patient and digital solutions into specialty oncology testing, a market in which we have limited operating experience and which may involve different clinical adoption, reimbursement, regulatory, commercial and competitive dynamics. We may not be successful in integrating Naveris’ operations, technology, personnel, laboratory processes, quality systems, payer relationships, compliance programs, financial reporting and internal control processes, and we may fail to retain key personnel, customers, collaborators or commercial relationships.
In addition, we may not realize the anticipated benefits of the June 2026 sale of our lab products business to Eurobio Scientific S.A., or Eurobio, and we remain subject to post-closing obligations, including transition services and indemnification of Eurobio for certain matters, as well as our reliance on Eurobio to supply certain products that we distribute in North America.
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
Additionally, from time to time, payers change processes that may affect timely payment. For example, some commercial payers have instituted prior authorization requirements before our testing is performed. These changes may result in uneven cash flow or impact the timing of revenue recognized from these payers. In addition, commercial payers, Medicare Advantage plans and contractors administering government healthcare programs are increasingly using artificial intelligence, algorithms and other automated tools to review claims, make prior authorization and medical necessity determinations and select claims for audit. These tools may result in higher rates of claim denials, requests for additional documentation or audits, may apply coverage criteria in ways that we believe are inconsistent with applicable coverage policies, and may be difficult to challenge, which could increase our appeals volume and administrative costs and delay or reduce our collections and revenue. With respect to payments received from governmental programs, factors such as a prolonged government shutdown could cause significant regulatory delays or could result in attempts to reduce payments made to us by federal government healthcare programs. In addition, payers may refuse to ultimately make payment if their processes and requirements have not been met on a timely basis. In addition, we are subject to and expect to continue to be subject to one or more audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits. Following two rounds of TPE audit in 2022 in which AlloSure Kidney and AlloSure Heart claims were reviewed and denied, Noridian informed us in the first quarter of 2023 it was making a referral to CMS given disagreement as to the interpretation of the applicable LCDs. We appealed claims which had a basis for appeal. Ultimately, 100% of claims which were appealed were resolved in our favor. We have also met with CMS to discuss the difference in interpretation and intend to continue this dialogue regarding our position that the Noridian interpretation is inconsistent with the LCD, MolDX’s and Noridian’s prior associated responses to public comments, and medical necessity. In addition, in the second quarter of 2023, we received a record request from UPIC. UPIC has the authority to implement Medicare payment suspensions during the pendency of an audit and the ability to refer billing matters to other regulatory agencies. In the third quarter of 2023, the UPIC provided us with notice that we had received Medicare payments in error, resulting in an overpayment of $38,975.02. The UPIC further stated that going forward it wished to support our efforts to remedy the billing issues and it would continue to monitor our Medicare claim submission patterns. Four claims remain subject to appeal with the rest being resolved in our favor.
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
Healthcare reform measures could hinder or prevent the commercial success of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung and NavDx.
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
There have been public announcements by President Trump and members of the U.S. Congress regarding plans to repeal and replace the Affordable Care Act. We cannot predict the ultimate form or timing of any repeal, replacement or expansion of the Affordable Care Act or the effect such repeal, replacement or expansion would have on our business. Regardless of the impact of any repeal, replacement or expansion of the Affordable Care Act on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Any government-adopted reform measures could decrease the amount of reimbursement available from governmental and other third-party payers. On April 1, 2013, cuts to the federal budget resulting from sequestration were implemented, requiring a 2% cut in Medicare payment for all services, including AlloSure Kidney and AlloMap Heart, and is expected to remain in effect through at least 2032. The OBBBA, which was signed into law in July 2025, reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. Federal budgetary limitations and changes in healthcare policy, such as the creation of broad limits for diagnostic products or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially diminish the sale, or inhibit the utilization, of AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx, and our future diagnostic solutions, increase costs, divert management’s attention and adversely affect our ability to generate revenue and achieve profitability.
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
Risks Related to the Healthcare Regulatory Environment
To operate our laboratories, we have to comply with the CLIA and federal and state laws and regulations governing clinical laboratories and laboratory-developed tests, including FDA regulations.
We are subject to the CLIA, a federal law that regulates clinical laboratories that perform testing on specimens taken from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. If any of our laboratories are out of compliance with the CLIA requirements, we may be subject to sanctions such as suspension, limitation or revocation of that laboratory’s CLIA certificate, as well as a direct plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. We must maintain CLIA compliance and certification at each laboratory to be eligible to bill for services provided to Medicare beneficiaries. If we were to be found to be out of compliance with the CLIA program requirements and subjected to sanction, our business could be materially harmed.

Licensure is also required for our laboratories under California and Massachusetts law in order to conduct testing. Each state’s laws establish standards for day-to-day operation of our clinical laboratories, including the training and skills required of personnel and quality control. Moreover, several states, including New York, require that we hold licenses to test specimens from patients residing in those states. Other states have similar requirements or may adopt similar requirements in the future. In addition to our California and Massachusetts certifications, we currently hold licenses in Maryland, New York, Pennsylvania and Rhode Island. The loss of any of these state certifications would impact our ability to provide services in those states, which could negatively affect our business.
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
If we were to lose the CLIA accreditation or applicable state law license for any of our laboratories, whether as a result of a revocation, suspension or limitation, we would no longer be able to perform the tests conducted at that laboratory, which may include AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung or NavDx, which would limit our revenues and materially harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states, which could also have a material adverse effect on our business.
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
In October 2023, the FDA proposed a policy under which the FDA intends to provide greater oversight of LDTs, through a phase-out of its general enforcement discretion approach to LDTs. In connection with this, the FDA proposed a rule that would amend its regulations to make explicit that in vitro diagnostic products are devices under the Federal Food, Drug and Cosmetic Act. In April of 2025, the U.S. District Court for the Eastern District of Texas found that the FDA’s authority to promulgate rules over “medical devices” does not extend to “laboratory services.” In September 2025, the FDA issued a final rule reverting the text of the regulation as it existed prior to this change and limiting the FDA’s authority over our testing services. Following the decision, the current administration reverted the policy to suggest it would not exercise authority to regulate LDTs. There is no assurance whether, or when, the FDA may again seek to regulate LDTs, or as to the content of any policies or rule that may eventually be adopted.
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
AlloSure Kidney, AlloMap Heart, AlloSure Heart, HeartCare, AlloSure Lung, NavDx, and our other products and solutions, along with the manufacturing processes, packaging, labeling, distribution, import, export, and advertising and promotional activities for such products and solutions, are or will be subject to continual requirements of, and review by, CMS, state licensing agencies, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements relating to product labeling, advertising, promotion, recordkeeping and adverse event reporting. Regulatory clearance of a test or device may be subject to limitations by the regulatory body as to the indicated uses for which the product may be marketed or to other conditions of approval. For example, we are exploring utilization of AlloMap Heart in areas that could be considered outside the scope of our current labeling. Broader uses would require FDA clearance as well as changes to the labeling.
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
If and to the extent we market our solutions in foreign jurisdictions in the future, we would be subject to rules and regulations in those jurisdictions. In some foreign countries, including countries in the EU, the reimbursement of our diagnostic tests is subject to governmental control, and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a test candidate. If reimbursement of our future solutions in any jurisdiction is unavailable or limited in scope or amount, or if reimbursement rates are set at unsatisfactory levels, we may be unable to, or decide not to, market our test in that jurisdiction.
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
As of September 30, 2026, we owned or exclusively licensed eight issued U.S. patents related to diagnosing transplant rejection and autoimmune disease, which will expire between August 2027 and May 2035. In addition, we had four U.S. patents related to organ function recovery and allograft preservation, which will expire between July 2038 and June 2041. In addition, through the acquisition of Naveris on July 1, 2026, we acquired exclusive license rights to six additional U.S. patents related to HPV-driven cancer detection and monitoring, which will expire between September 2039 and September 2041.
The patent applications that we own or exclusively license from others may fail to result in issued patents with claims that protect our products and services in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Further, if we encounter delays in regulatory approvals, the period during which we could market our products and services under patent protection could be reduced. Even if patents do successfully issue and even if such patents cover our products or services, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. For example, in September 2021, the Court in the patent infringement case against Natera ruled that three of the patents we asserted against Natera are invalid. The Court’s finding does not have any impact on our ability to continue providing AlloSure. This ruling may limit our ability to prevent Natera and other competitors and third parties from developing and marketing products similar to ours and we may not be able to prevent Natera and others from developing or selling products that are covered by our products or technologies without payment to us. In addition, our exclusive license agreement with Stanford that previously covered certain patents related to diagnostic and predictive technologies terminated in October 2023. Third parties may independently develop similar or competing technology that does not infringe the patents we own or exclusively license. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
In addition, revising our current or future solutions to exclude any infringing technologies would require us to re-validate the test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our current or future solutions. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our current or future solutions or using technology that contains the allegedly infringing intellectual property, which could harm our business. See Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations,” which is incorporated herein by reference, for a discussion of our recently completed litigation with Natera.
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
In the event we determine that a party is infringing our intellectual property rights, we may try to negotiate a license arrangement with such party or we may determine to initiate a lawsuit against such party. The process of negotiating a license with a third-party can be lengthy, and may take months or even years in some circumstances. In addition, it is possible that third parties who we believe are infringing our intellectual property rights are unwilling to license our intellectual property from us on terms we can accept, or at all. See Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q under the caption “Litigation and Indemnification Obligations,” which is incorporated herein by reference, for a discussion of our recently completed and ongoing litigation with Natera.
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
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications may, upon grant of a patent, become a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC may be opted out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
AlloMap, AlloSure, NavDx, Ottr and CareDx are registered trademarks of our company in the United States. Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This process can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a trademark of ours is not valid or is unenforceable, or may refuse to stop the other party from using the trademark at issue. We may not be able to protect our rights to these and other trademarks and trade names which we need to build name recognition by potential partners or customers in our markets of interest. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.
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

In addition, Naveris has an exclusive license with the University of North Carolina to five U.S. patents related to HPV-driven cancer detection and monitoring.
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
Internationally, we are subject to the GDPR, which applies to personal data (including health-related data) obtained from individuals within the EEA, and many EEA jurisdictions have also adopted their own data privacy and protection laws in addition to the GDPR. The GDPR imposes strict obligations on businesses, including requirements and limitations on data processing, establishing a legal basis for processing personal data, notification of data processing obligations, notification of security incidents to appropriate data protection authorities or data subjects, protecting the security and confidentiality of the personal data, and establishing means for data subjects to exercise rights in relation to their personal information. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros (17.5 million GBP in the UK) or 4% of their global annual revenues, potential bans on processing of personal data, and private litigation.
Furthermore, other international jurisdictions, including Singapore, South Korea, China, Brazil, Mexico and Australia, have also implemented laws relating to data privacy and protection. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Changes in international legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could result in increased compliance costs or changes in business practices. Compliance with domestic and foreign privacy, data security and data protection laws, regulations and contractual and other obligations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. The actual or perceived failure to comply with domestic and foreign privacy, data security and data protection laws and regulations could result in government enforcement actions, private litigation or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data security and data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Risks Related to Our Common Stock
Our operating results may fluctuate, which could cause our stock price to decrease.
Fluctuations in our operating results may lead to fluctuations, including declines, in the share price for our common stock. From January 2, 2026 to September 30, 2026, our closing stock price ranged from $16.05 to $65.00 per share. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
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
On May 30, 2025, our Board of Directors authorized the May 2025 Repurchase Program, which provides for the repurchase of up to $50.0 million in shares of our common stock over a period of up to two years, commencing on May 30, 2025. Additionally, on April 24, 2026, our Board of Directors authorized the April 2026 Repurchase Program, which provides for the repurchase of up to $100.0 million in shares of our common stock over a period of up to two years, commencing on April 30, 2026. The May 2025 Repurchase Program and April 2026 Repurchase Program may be carried out at the discretion of a committee of our Board of Directors through open market purchases, one or more Rule 10b5-1 trading plans, block trades and in privately negotiated transactions. Any repurchase of shares of our common stock under the May 2025 Repurchase Program or April 2026 Repurchase Program will depend on several factors, including, but not limited to, results of operations, capital requirements, financial conditions, available capital from operations or other sources, including debt, and the market price of our common stock. In addition, on August 16, 2022, the United States enacted the Inflation Reduction Act of 2022, which, among other things, imposes an excise tax of 1% on the fair market value of net stock repurchases. Therefore, there is no assurance with respect to the amount, price or timing of any such repurchases. We may elect to retain all future earnings for the operation and expansion of our business, rather than repurchasing shares of our common stock.
There were no repurchases made during the three months ended September 30, 2026 under the May 2025 Repurchase Program. During the nine months ended September 30, 2026, we purchased an aggregate of 0.6 million shares of our common stock under the May 2025 Repurchase Program for an aggregate purchase price of $12.2 million. As of September 30, 2026, no amounts remained available for future share repurchases under the May 2025 Repurchase Program.
There were no repurchases made during the three and nine months ended September 30, 2026 under the April 2026 Repurchase Program. As of September 30, 2026, $100.0 million remained available under the April 2026 Repurchase Program.
In the event we make any additional stock repurchases in the future, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations, may be limited. In addition, any repurchases we may make in the future may not prove to be at optimal prices. Our Board of Directors may modify or amend our existing repurchase programs, or adopt a new stock repurchase program, at any time at its discretion without stockholder approval.
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
As a public company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Pursuant to Section 404, we are required to, among other things, file a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. While we were able to determine that our disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2026, we anticipate that we will continue to expend resources, including accounting-related costs and significant management oversight to continue to improve our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We satisfy certain U.S. federal and state tax withholding obligations due upon the settlement and vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such awards a number of shares of our common stock with an aggregate fair market value as required under applicable tax rates. The following table sets forth information with respect to shares of our common stock repurchased by us or withheld to satisfy certain tax withholding obligations during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026
Stock Repurchase Program (1)	—	—	—	$100.0
Employee Transactions (2)	33,885	$29.04	N/A	N/A
August 1, 2026 - August 31, 2026
Stock Repurchase Program (1)	—	$—	—	$100.0
Employee Transactions (2)	44,332	$46.02	N/A	N/A
September 1, 2026 - September 30, 2026
Stock Repurchase Program (1)	—	$—	—	$100.0
Employee Transactions (2)	30,273	$51.35	N/A	N/A
Total
Stock Repurchase Program (1)	—	$—	—	$100.0
Employee Transactions (2)	108,490	$42.21	N/A	N/A
(1) See Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Stock Repurchase Programs” for further information relating to our stock repurchase programs.
(2) Represents shares of our common stock withheld from employees for the payment of taxes.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, except as set forth below, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
On August 3, 2026, Jeffrey A. Novack, our General Counsel and Secretary, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Novack’s plan is for the sale of up to 68,075 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 26, 2027, subject to early termination for certain specified events set forth in the plan.
On August 4, 2026, the Richard Bryan Riggsbee Revocable Trust, of which Richard Bryan Riggsbee, a member of our Board of Directors, is a trustee, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Riggsbee’s plan is for the sale of up to 10,570 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and May 16, 2027, subject to early termination for certain specified events set forth in the plan.
On August 6, 2026, Keith Kennedy, our Chief Operating Officer and Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Kennedy’s plan is for the sale of up to 141,678 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 19, 2027, subject to early termination for certain specified events set forth in the plan.
On August 13, 2026, the Michael D. Goldberg Family Trust, of which Michael D. Goldberg, a member of our Board of Directors, is a trustee, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Goldberg’s plan is for the sale of up to 13,800 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 26, 2027, subject to early termination for certain specified events set forth in the plan.
On August 26, 2026, John W. Hanna, our President and Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Hanna’s plan is for the sale of up to 190,036 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and April 21, 2027, subject to early termination for certain specified events set forth in the plan.
On August 28, 2026, Jessica Meng, our Chief Commercial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Meng’s plan is for the sale of up to 111,918 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and November 26, 2027, subject to early termination for certain specified events set forth in the plan.
Compensatory Arrangements of Certain Officers
On October 26, 2026, the Compensation and Human Capital Committee (the “Compensation Committee”) of our Board of Directors approved one-time, discretionary cash bonuses (the “Transaction Bonuses”) for certain of our executive officers in recognition of their efforts in connection with the completion of the sale of our lab products business to Eurobio on June 30, 2026 and our acquisition of Naveris on July 1, 2026. The Transaction Bonuses approved for our named executive officers are as follows:
•John W. Hanna, President and Chief Executive Officer: $750,000
•Keith Kennedy, Chief Operating Officer and Chief Financial Officer: $500,000
•Jessica Meng, Chief Commercial Officer: $125,000
•Jeffrey Novack, General Counsel and Secretary: $100,000

The Transaction Bonuses are expected to be paid on or about December 11, 2026, subject to the executive officer’s continued employment with us through the payment date. The Transaction Bonuses were not granted pursuant to any plan adopted by us or our stockholders and are in addition to any annual cash incentive for which the executive officers are eligible with respect to fiscal year 2026.

ITEM 6.    EXHIBITS

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CareDx, Inc., filed June 17, 2021.

3.3(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated June 16, 2023.

3.4(4)	Amended and Restated Bylaws of CareDx, Inc. effective December 12, 2025.

4.1(5)	Form of Registrant’s common stock certificate.

10.1#*	Amendment No. 1 to the CareDx, Inc. 2025 Inducement Equity Incentive Plan.

31.1*	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 21, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 20, 2023.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 15, 2025.
(5)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed with the SEC on March 31, 2015.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREDX, INC.
(Registrant)

Date: October 29, 2026	By:	/s/ JOHN W. HANNA
John W. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ KEITH KENNEDY
Keith Kennedy
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)